Form 10-K
period 1993-12-30
AZTAR CORP
filed 1994-03-14
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 30, 1993
                          ----------------------------------------
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ----------------
              Commission file number   1-5440
                                     ----------------
                         AZTAR CORPORATION
- ------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                           86-0636534
- ----------------------------------------  ------------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

2390 East Camelback Road, Suite 400, Phoenix, Arizona      85016
- ------------------------------------------------------------------
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (602) 381-4100
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
    Title of each class                on which registered
    -------------------               ---------------------
    Common stock, $.01 par value          New York
    Preferred share purchase rights       New York

Securities registered pursuant to Section 12(g) of the Act:

                               None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x    No
                                        ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $241,045,168 at February 18, 1994 and is based on a closing price of $6.50 and 37,083,872 common shares outstanding.

    At February 18, 1994, the registrant had outstanding 37,364,820 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1994 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the page location of such information. All other sections of the 1994 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1994 Proxy Statement
- ------------------------------                   --------------------
            PART III
            --------
ITEM 10. Directors and Executive
- -------    Officers of the Registrant            Pages 1 and 2

ITEM 11. Executive Compensation                  Page 5 under caption
- -------                                          "Executive Compensation"
                                                 through page 8 except that
                                                 under caption "Board
                                                 Compensation Committee
                                                 Report" on Page 8

ITEM 12. Security Ownership of
- -------    Certain Beneficial Owners
           and Management                        Page 3


ITEM 13. Certain Relationships
- -------    and Related Transactions              Pages 4 and 5 under
                                                 caption "Transactions with
                                                 Management and Others"

                                   PART I
                                   ------
ITEM 1.  BUSINESS
- -----------------
Aztar Corporation ("Aztar" or the "Company") was incorporated in Delaware in June 1989 to operate the gaming business of Ramada Inc. ("Ramada") after the restructuring of Ramada (the "Restructuring"). The Restructuring,which was approved by Ramada's board of directors in October 1988 and substantially completed December 20, 1989, involved the disposition of Ramada's hotel and restaurant businesses with Ramada's shareholders retaining their interest in the gaming business. As part of the Restructuring, the gaming business and certain other assets and liabilities of Ramada were transferred to Aztar, and a wholly-owned subsidiary of New World Hotels (U.S.A.), Inc. was merged with Ramada (the "Merger"). In the Merger, each share of Ramada common stock was converted into the right to receive $1.00 and one share of Aztar common stock. For accounting purposes Aztar is treated as the continuing accounting entity that is the successor to the historical Ramada and that has discontinued the hotel and restaurant businesses.

The Company operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and in Las Vegas and Laughlin, Nevada. The strategy of the Company has been to develop facilities with distinctive themes that are "must-see" attractions in their respective gaming markets and provide a full entertainment experience to attract gaming patrons. The Company believes that as the gaming industry becomes increasingly competitive, casino operators that can best provide a broad entertainment experience will be most successful. The Company targets gaming customers in the high end of the middle market, with particular emphasis on slot customers.

The Company has been pursuing the development of its business in various gaming jurisdictions. An agreement was executed in September 1993 with the City of Caruthersville, Missouri, to operate a casino riverboat there, and an application was filed with the Missouri Gaming Commission for a gaming license to operate the Caruthersville facility. In January 1994, the Company took delivery of a vessel and began renovation with the intent for it to be used in Caruthersville. The Company hopes to begin operations in Caruthersville in 1994. However, the timing of this is dependent on several factors that are beyond the Company's control. One of these factors is the granting of a gaming license by the Missouri Gaming Commission. Another possible factor is a ruling by the Missouri Supreme Court holding unconstitutional some portions of the Missouri gaming law. A statewide election to amend the constitution was scheduled to be held
April 5, 1994.

During 1993, a proposal was submitted to the City of Evansville, Indiana, for a casino riverboat there and an application was filed for a riverboat gaming license with the Indiana Gaming Commission. In 1994, the Company plans to continue to explore opportunities in new jurisdictions as they become interested in gaming.

The TropWorld complex encompasses 10 acres and has 220 yards of ocean beach frontage along the Boardwalk in Atlantic City. In July 1993, the TropWorld building became wholly-owned by the Company upon the acquisition by the Company of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a
99.9 percent general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. TropWorld's 92,191 square foot casino (the second largest in Atlantic City) contains 2,780 slot machines, including a wide variety of progressive jackpot machines and video poker machines, and contains 95 table games, including blackjack, craps, roulette, baccarat, pai gow poker, big six, sic bo and red dog. The TropWorld complex contains 1,020 hotel rooms, 80,000 square feet of meeting, convention and banquet space, a 1,700 seat theatrical showroom, the largest in Atlantic City, and parking facilities for over 2,700 vehicles. There is a wide variety of food and beverage facilities at TropWorld, including gourmet restaurants, several medium-priced restaurants and a food court offering a large choice of convenient and moderately priced items. Recreational facilities at TropWorld include indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track. TropWorld operates the casino 24 hours a day, seven days a week.

The theme of TropWorld recalls the heyday of the Atlantic City Boardwalk Piers with their amusement rides, carnival games and strolling entertainers. TropWorld offers daily live musical entertainment in its atrium, which contains a spectacular four-story-high operating ferris wheel. TropWorld boasts an indoor roller coaster, bumper cars, and other attractions reminiscent of the old Boardwalk in Atlantic City.

Tropicana is located on a 34-acre site on the southeast corner of the Strip and Tropicana Avenue in Las Vegas, Nevada. The Tropicana casino occupies 45,000 square feet and contains 1,510 slot machines and 52 table games. Tropicana has a tropical island theme and is promoted as "The Island of Las Vegas." It has one of the world's largest swimming pools and a five-acre water park and tropical garden area. Tropicana has 1,907 hotel rooms and suites and approximately 100,000 square feet of convention and exhibit space. The tropical theme is apparent in the decor of the property, which includes a large collection of tropical birds and fish. Tropicana offers its guests a variety of entertainment including laser light shows, a comedy club, lounge shows and the Folies Bergere revue, which is the longest-running production show in Las Vegas. At the end of 1993, the Company was in the process of constructing at Tropicana a new main entrance and a new building facade that will create a colorful Caribbean Village motif. The Company expects to complete construction of these enhancements during the first quarter of 1994.

Throughout most of its history, Tropicana, with its upscale decor and location as the sole major casino hotel on the southern end of the Strip, catered to high end table games customers with particular emphasis on baccarat. This strategy allowed for significant gaming revenues without substantial walk-in traffic. However, beginning in late 1989 with the opening of the Mirage, competition for this small group of premium table games customers, dominated by players from the Far East, increased significantly. The center portion of the Strip, highlighted by Ceasars Palace and the Mirage, became the focal point of the high end table games market. As heavy promotion and complimentary expenditures ensued, profit margins in this segment declined. As a result, management decided to curtail its emphasis on premium table games and focus on slot revenue from the high end of the middle market.

Tropicana is located at an intersection which is now referred to as "The New Four Corners" of Las Vegas. There are three other major casino hotel properties located at this intersection, two of which, Luxor and MGM Grand, opened during the fourth quarter of 1993, and the other, Excalibur, opened June 1990. The increase in total casino and hotel capacity with the opening of Luxor and MGM Grand has increased the level of activity and visitor traffic around Tropicana. Pedestrian traffic around "The New Four Corners" will be made faster, safer and more convenient upon completion of an elevated pedestrian bridge system under construction by the State of Nevada. The bridge system will connect the four corners of the intersection and will have elevators and escalators set back from all four corners. The Company is funding a portion of the construction costs for this project which is scheduled for completion in early 1994. Upon completion of this project, the Company plans to construct a connecting bridge into the Tropicana casino in order to facilitate access from the MGM Grand.

Management believes that the new properties located at "The New Four Corners" have stimulated and will continue to stimulate additional walk-in traffic that provides increased opportunities for Tropicana to attract its target customers and retain them through the Company's proprietary database marketing system. There can be no assurance, however, that the increased competition from these new properties will not have an adverse effect on Tropicana.

Ramada Express is located on 28 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, including a train that carries guests between the parking areas and the casino hotel. In September 1993, the Company completed a $75 million expansion of Ramada Express, on schedule and within budget. The expansion was financed primarily out of the Company's cash and cash flow. During the fourth quarter 1993, the Company borrowed $25 million against its $50 million construction and term loan credit facility which was converted into a $50 million revolving line of credit in December 1993. The expansion of Ramada Express included a new 1,100-room tower, increasing the property to a total of 1,500 rooms; a casino expansion of 20,000 square feet, bringing the total to 50,000 square feet; a 1,100-vehicle parking garage, bringing the total parking capacity to 2,300 vehicles; and additional restaurant, special event and retail space. The expanded casino contains 33 gaming tables and 1,545 slot machines and is utilized 24 hours a day, seven days a week.

COMPETITION AND SEASONALITY

  Competition

Although the Company has been able to compete successfully in its gaming markets in the past, there can be no assurance that the Company will be able to continue to compete successfully in these markets.

The Company faces intense competition in each of the markets in which its gaming facilities are located from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's casinos primarily compete with other casinos in their immediate geographic area and, to a lesser extent, with casinos in other locations, including Native American lands, and on cruise ships and riverboats, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, off-track wagering and card parlors. Certain states have recently legalized, and several other states are currently considering legalizing, casino gaming in specific geographic areas within those states. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of the Company's gaming facilities.

As of December 30, 1993, there were 11 casino hotel facilities operating in Atlantic City in competition with TropWorld. Presently, there is no new casino hotel supply anticipated in the Atlantic City market for the next several years.

During 1993, three major casino hotels opened in the Las Vegas market, two of which, Luxor and MGM Grand, are located adjacent to the Tropicana near the intersection of Tropicana Avenue and the Strip, which is now referred to as "The New Four Corners". Circus Circus opened its 2,500-room Luxor in October 1993. The 5,000-room MGM Grand opened in December 1993. The third casino, Mirage's 3,000-room Treasure Island, also opened in October 1993 and is located in the middle of the Strip. These newly opened casinos added a total of approximately 10,500 rooms to an existing Las Vegas market base of approximately 77,000 rooms, representing an increase of 14%. In addition, there has been a significant increase in room supply and casino space in recent years, including the opening of the 3,000-room Mirage in November 1989 and the 4,000-room Excalibur in June 1990. Management believes that the MGM Grand and the Luxor have stimulated and will continue to stimulate additional walk-in traffic that provides increased opportunities for Tropicana to attract its target customers and retain them through the Company's proprietary database marketing system. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana.

In the Laughlin market, in addition to the Company's expansion completed in September 1993, the Riverside is in the process of obtaining building permits for its 792-room tower expansion which it expects to open in December 1994, and has announced a management agreement with the Mohave Indian Tribe to build and operate a small facility (approximately 250 gaming positions) in Arizona roughly twenty-five miles south of Laughlin to open in the fall of 1994. Separately, the Golden Nugget is reportedly planning to add several hundred additional hotel rooms. Another entity is reportedly planning two projects in Laughlin consisting of 1,800 rooms and 70,000 square feet of casino space north of Ramada Express and 1,000 rooms and 50,000 square feet of casino space south of Ramada Express. Sewer permits are available for new sewer capacity that was recently completed and is currently in a test phase. The new sewer capacity is expected to be available for use in the summer of 1994.

Competition involves not only the quality of casino, room, restaurant, entertainment and convention facilities, but also room, food and beverage prices. The level of gaming activity also varies significantly from time to time depending on general economic conditions, marketing efforts, hotel occupancies and the offering of special events and promotions. The extent and quality of complimentary services to attract high-stakes players and, in Atlantic City, casino customers arriving under bus programs, the personal attention offered to guests and casino customers, advertising, entertainment, slot machine pay-out rates and credit policies with respect to high-stakes players are also important competitive factors. As a result, operating results can be adversely affected by significant cash outlays for advertising and promotion and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of competitors. If operating revenues are insufficient to allow management the flexibility to match the promotions of competitors, the number of the Company's casino patrons may decline, with an adverse effect on its financial performance.

  Seasonality

TropWorld experiences seasonal fluctuations in casino play that management believes are typical of casino hotel operations in Atlantic City.
Operating results indicate that casino play is seasonally higher during the months of May through October; consequently the Company's revenues during the first and fourth quarters have generally been lower than for the second and third quarters and from time to time the Company has experienced losses in the first and fourth quarters. Because TropWorld's operating results are especially dependent upon operations in the summer months, any event that adversely affects the operating results of TropWorld during such period could have a material adverse effect on the Company's operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions such as storms and hurricanes that would impede access to Atlantic City, thus adversely impacting operations. The gaming markets in Las Vegas and Laughlin experience a slight decrease in gaming activity in the hot summer months and during the holiday period between Thanksgiving and Christmas.

CREDIT POLICY AND CONTROL PROCEDURES

As is customary in the gaming industry and necessitated by competitive factors, the Company's gaming activities are conducted on a credit as well as a cash basis. Credit policies vary widely from one operator to another and are largely dependent on the profile of the targeted customers. Table games players, for example, are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. The Company currently markets to customers in all gaming segments; however, its credit policy will vary from facility to facility based upon the various types of customers at each facility. Gaming debts are legally enforceable under the current laws of both New Jersey and Nevada; it is not clear, however, that all other states will honor these policies. The uncollectibility of gaming receivables could have a material adverse effect on results of operations. Provisions for estimated uncollectible gaming receivables have been made in order to reduce gaming receivables to amounts deemed to be collectible.

Gaming operations at the casinos are subject to risk of substantial loss as a result of employee or patron dishonesty, credit fraud or illegal slot machine manipulation. The Company has in place stringent control procedures to minimize such risks; however, there can be no assurance that losses will not occur. Current controls include supervision of employees, monitoring by electronic surveillance equipment and use of two-way mirrors and overhead catwalks. In New Jersey, the Company's activities are observed and monitored on an ongoing basis by agents of both the New Jersey Casino Control Commission (the "New Jersey Commission") and the New Jersey Division of Gaming Enforcement (the "New Jersey Division"), each of which maintains a staff on the premises of TropWorld. Similarly, in Nevada the Company's gaming subsidiaries must comply with certain regulatory requirements concerning casino and game security and surveillance, and the gaming operations of Tropicana and Ramada Express are subject to routine audit and supervision by agents of the Nevada State Gaming Control Board (the "Nevada Board").

REGULATION

  General

Regulatory aspects of the gaming business in both Nevada and New Jersey are pervasive in nature and the following description should not be construed as a complete summary of all the regulatory requirements faced by the Company. In both states, gaming authorizations, once obtained, can be suspended or revoked for a variety of reasons. If the Company were ever precluded from operating one of its gaming facilities, it would, to the extent permitted by law, seek to recover its investment by sale of the property affected, but there can be no assurance that the Company would recover its full investment. In addition, the Nevada Gaming Commission (the "Nevada Commission") and the New Jersey Commission have the authority to require a holder or beneficial owner of the Company's securities to be found to be suitable or to qualify under applicable laws or regulations.

From time to time, legislative and regulatory changes are proposed that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. TropWorld is required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment. The State of Nevada has adopted a regulation similar to the Bank Secrecy Act which requires the Nevada facilities to document and/or report certain currency transactions to the Nevada Board. Violation of this regulation could result in action by the Nevada authorities to fine or revoke, suspend, condition or fail to renew the Nevada facilities' licenses and/or the Company's licensing approval. These reporting requirements are not expected to have any adverse effects on the Company's casino operations.

  Regulation and Licensing - Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"); and (ii) various local regulation. The gaming operations of Tropicana and Ramada Express are subject to the licensing and regulatory control of the Nevada Commission, the Nevada Board and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board") (collectively, the "Nevada Gaming Authorities").

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things; (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and

(v) the provision of a source of state and local revenues though taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

Hotel Ramada of Nevada ("HRN") is the Company's wholly-owned subsidiary which operates the casino at Tropicana and Ramada Express, Inc. ("Express") is the Company's wholly-owned subsidiary which operates the casino at Ramada Express. HRN and Express are both required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from HRN or Express without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, HRN and Express have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, HRN or Express in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of HRN and Express must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of HRN and Express may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, HRN or Express the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, HRN or Express to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company, HRN and Express are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by HRN and Express must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by HRN or Express, the gaming licenses held by HRN or Express could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, HRN, Express, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's Nevada gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's Nevada gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company.

Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, HRN or Express, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On June 24, 1993, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Corporation, that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages is also subject to licensing, control and regulation by the Clark County Board. All licenses are revokable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company.


  Regulation and Licensing - New Jersey

     Regulation.

The ownership and operation of casino hotel facilities and gaming activities in Atlantic City, New Jersey, are subject to extensive state regulation under the New Jersey Casino Control Act (the "New Jersey Act") and the regulations of the New Jersey Commission. In general, the New Jersey Act and regulations provide for more extensive controls over a broader scope of gaming-related activities than does the Nevada regulatory system.

The New Jersey Act and regulations concern primarily the financial stability and character of casino licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities and a wide range of gaming and non-gaming related operations. The New Jersey Act and regulations include detailed provisions concerning, among other things, financial and accounting practices used in connection with casino operations, residence and equal employment opportunities for employees of casino operators, contractors for casino facilities and others; rules of games, levels of supervision of games and methods of selling and redeeming chips; manner of granting credit, duration of credit and enforceability of gaming debts; manufacture, distribution and sale of gaming equipment; security standards, management control procedures, accounting and cash control methods and reports to gaming authorities; advertising of casinos and standards for entertainment and distribution of alcoholic beverages in casinos. A number of these provisions require practices which are different from those in Nevada and some of them result in casino operating costs being higher than those in comparable facilities in Nevada.

The New Jersey Act also established the New Jersey Division to investigate all license applications, enforce the provisions of the New Jersey Act and attendant regulations and prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. The New Jersey Division also conducts audits and continuing reviews of all casino operations.

     Licensing.

Adamar of New Jersey, Inc. ("Adamar"), the Company's New Jersey gaming subsidiary, has been licensed (subject to biennial renewal) by the New

Jersey Commission to operate TropWorld. In November 1982, the New Jersey Commission granted a plenary license to Adamar. In November 1993, the license was renewed for a period of two years. The Company and Ramada New Jersey Holdings Corporation ("Holdings"), another of the Company's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar's casino license. Officers and directors of the Company and Adamar and employees who work at casino hotel facilities operated by Adamar also have been or must be approved or licensed. In addition, all contracts affecting the facilities have been or must be approved, and all enterprises that conduct business with Adamar must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

The New Jersey Commission has broad discretion regarding the issuance, renewal, revocation and suspension of casino licenses. Casino licenses are not transferable. A casino hotel facility must also continually satisfy certain requirements concerning, among other things, the number of qualifying sleeping units and the relationship between the number of qualifying sleeping units and the square footage of casino space. The Company believes that TropWorld continues to meet such requirements.

The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, lenders and underwriters of said companies may be required to seek qualification from the New Jersey Commission. However, because the Company is a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the Division, if it is determined that said persons or entities are not significantly involved in the activities of Adamar and, in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased the securities for investment purposes only and where such securities constitute (i) less than 10% of the equity securities of a casino licensee's holding or intermediary company or (ii) debt securities of a casino licensee's holding or intermediary company representing a percentage of the outstanding debt of such company not exceeding 20% or a percentage of any issue of the outstanding debt of such company not exceeding 50%.
The waiver of qualification is subject to certain conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer. Additionally, a waiver of qualification may also be granted to institutional investors holding a higher percentage of securities of a casino licensee's holding or intermediary company upon a showing of good cause.

If the institutional investor is granted such a waiver and subsequently determines to influence or affect the affairs of the issuer, it must provide not less than 30 days notice of such intent and file with the New Jersey Commission an application for qualification before taking any action which may influence or affect the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to the vote of the holders of outstanding voting securities. If an institutional investor that has been granted a waiver subsequently changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by the investor with respect to the security holdings until there has been compliance with the provisions of the New Jersey Act concerning Interim Casino Authorization. The provisions of the New Jersey Act concerning Interim Casino Authorization provide that whenever a security holder of either equity or debt is required to qualify pursuant to the New Jersey Act, the security holder shall, within 30 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, (i) file a completed application for qualification, along with an executed and approved Trust Agreement, wherein all securities of the holding or intermediary company held by that security holder are placed in trust pending qualification, or (ii) file a notice of intent to divest itself of such securities as the New Jersey Commission may require so as to remove the need for qualification, which securities must be divested within 120 days from the date such determination was made.

The New Jersey Act further requires that corporate licensees and their subsidiaries, intermediaries and holding companies adopt certain provisions in their certificates of incorporation that require certain remedial action in the event that an individual owner of any security of such company is found disqualified under the New Jersey Act. The required certificate of incorporation provisions vary depending on whether the stock of the company subject to the requirements of the New Jersey Act is publicly or privately traded. Pursuant to the New Jersey Act, the certificate of incorporation of a publicly held company must provide that any securities of such corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act such holder shall dispose of his interest in such company. The certificate of incorporation of a privately held company must create the absolute right of the company to repurchase at the market price or purchase price, whichever is the lesser, any security, share or other interest in the company in the event the New Jersey Commission disapproves a transfer in accordance with the provisions of the New Jersey Act.

The Company is a publicly held company and, accordingly, a provision has been placed in the Company's Restated Certificate of Incorporation which provides that a holder of the Company's securities must dispose of such securities if the holder is found disqualified under the New Jersey Act. In addition, the Restated Certificate of Incorporation for the Company provides that the Company may redeem the stock of any holder found to be disqualified.

If, at any time, it is determined that Adamar has violated the New Jersey Act or regulations, or if any security holder of the Company, Adamar or Holdings who is required to be qualified under the New Jersey Act is found disqualified but does not dispose of the securities, Adamar could be subject to fines or its license could be suspended or revoked. If Adamar's license is revoked, the New Jersey Commission could appoint a conservator to operate and to dispose of any casino hotel facilities of Adamar. Net proceeds of a sale by a conservator and net profits of operations by a conservator (at least up to an amount equal to a fair return on Adamar's investment which is reasonable for casinos or hotels) would be paid to Adamar.

The subsidiaries which conduct the Company's gaming operations in Las Vegas and Laughlin are not required to apply for licensure or qualification under the New Jersey Act, but their certificates of incorporation are required under the New Jersey Act to contain a provision granting them an absolute right to repurchase at the market price or purchase price, whichever is less, any of their respective securities in the event that the New Jersey Commission disapproves a transfer of any such securities.

In addition to compliance with the New Jersey Act and regulations relating to gaming, any facility built in Atlantic City by Adamar or any other subsidiary of the Company must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Coastal Area Facilities Review Act, construction of buildings, environmental considerations, operation of hotels and the sale of alcoholic beverages.

     Gaming Fees and Taxes.

The New Jersey Commission is authorized to establish fees for the issuance or renewal of casino licenses. Yearly casino hotel alcoholic beverage license fees are payable for each facility in any of five specified categories in any licensed casino hotel. There is also an annual license fee on each slot machine. The New Jersey Commission is also authorized by regulation to establish annual fees for the issuance and renewal of licenses other than casino licenses.

The New Jersey Act imposes an annual tax of eight percent on gross revenues (as defined in the New Jersey Act). In addition, casino licensees are required to invest one and one-quarter percent of gross revenues for the purchase of bonds to be issued by the Casino Reinvestment Development Authority or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of two and one-half percent on gross revenues.

EMPLOYEES

The Company employs approximately 8,200 people of which approximately 2,700 employees are represented by unions. Of the approximately 4,300 employees at TropWorld, approximately 1,300 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires in 1994 and the remainder are covered by contracts that expire in 1996. At Tropicana, approximately 1,400 of the 2,400 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expire in 1994 and the remainder are covered by contracts that expire in 1995.

TRADEMARKS

The Company and Adamar of Nevada are the beneficiaries of an agreement with Tropicana Enterprises, the owner of certain properties related to Tropicana, and the Jaffe family regarding the use of the name "Tropicana" for the operation of a casino hotel in Atlantic City and in connection with the operation of a casino hotel in New York State (if gaming were to be authorized in New York State). Pursuant to such agreement, the Company has registered the name under the Lanham Act. Upon the occurrence of certain events, the right to use the name reverts to Tropicana Enterprises.

Ramada has licensed the Company to use the name "Ramada" in conjunction with the operation of Ramada Express, and will not use or permit the use of the name "Ramada" in Laughlin, Nevada by any other person or entity.

The following trademarks are important to the Company: Aztar, Trop, TropWorld, Trop Park, Tropicana, Tivoli Pier, TropWorld Casino and Entertainment Resort, Ramada Express and Express. There are no other trademarks the use of which is material to the conduct of the Company's business as a whole.

ITEM 2.  PROPERTIES
- -------------------
     TROPWORLD.

TropWorld is located on a 10-acre site in Atlantic City, New Jersey. In July 1993, the TropWorld building became wholly-owned by the Company upon the acquisition by the Company of the partnership interests in AREI and AGP. AREI owned a 99.9 percent general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. Adamar owns the land on which the TropWorld facilities prior to a 1988 expansion are located, and Atlantic-Deauville owns the land under the expanded facilities.

     TROPICANA.

Tropicana is located on a 34-acre site in Las Vegas, Nevada. Tropicana is owned by Tropicana Enterprises and is leased to HRN, which operates the casino and hotel under the lease ( the "Tropicana Lease") that expires in 2011. The Company, through its wholly-owned subsidiary, Adamar of Nevada, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family and is entitled to certain preferences on distributions and liquidations. The Company does not have the right to purchase Tropicana from Tropicana Enterprises and does not have the right to purchase the remaining partnership interest in Tropicana Enterprises that is not owned by Adamar of Nevada.

     RAMADA EXPRESS.

Ramada Express is located on a 28-acre site in Laughlin, Nevada. The Company completed in September 1993 a $75 million expansion of Ramada Express.

     NEW GAMING JURISDICTIONS

In connection with the Company's development of its business in new gaming jurisdictions, the Company has options to purchase various parcels of land in Caruthersville, Missouri and Evansville, Indiana.

     GENERAL.

The Company leases its corporate headquarters located in Phoenix, Arizona and owns or leases certain other facilities which are not material to the Company's operations.

Substantially all land, casino hotel buildings, furnishings and equipment owned by the Company are pledged as collateral under long-term debt agreements.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------
The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the legal posture of the Company can be successfully defended or satisfactorily settled without material adverse effect on its consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
     The registrant has elected not to include information concerning its executive officers in its 1993 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
- -------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        50   15 years  2 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      49   13 years  7 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               52   21 years  4 years
                     Administration and Secretary

Joe C. Cole          Vice President,               55   6 years   6 years
                     Corporate Communications

Meridith P. Sipek    Controller                    47   16 years  4 years

Craig F. Sullivan    Treasurer                     47   16 years  4 years

Paul E. Rubeli. Mr. Rubeli joined Ramada in 1979 as Group Vice President, Industrial Operations. He served as Executive Vice President, Gaming, of Ramada from 1982 to December 1989, when he was appointed President and Chief Operating Officer of the Company in the Restructuring. He was appointed Chief Executive Officer in February 1990 and Chairman of the Board in addition to his other positions in February 1992.

Robert M. Haddock. Mr. Haddock joined Ramada in 1980 and held various positions before becoming Executive Vice President and Chief Financial Officer in March 1987, serving in that capacity until the Restructuring, when he assumed the same position with the Company.

Nelson W. Armstrong, Jr. Mr. Armstrong joined Ramada in 1973 as an accounting supervisor and held various positions on the corporate accounting staff, serving as Vice President and Controller of Ramada and then of the Company after the Restructuring until he was appointed Vice President, Administration and Secretary of the Company in March 1990.

Joe C. Cole. Mr. Cole joined Ramada in March 1988 as Vice President, Corporate Communications after having been affiliated with Phoenix Newspapers Inc. for 26 years as a reporter, columnist and editor. He became Vice President, Corporate Communications, of the Company in the Restructuring.

- ------------------------------------------------
Meridith P. Sipek. Mr. Sipek joined Ramada's corporate accounting staff in 1977 as a manager and held various positions in corporate and hotel accounting, serving as Hotel Group Controller before being named Assistant Corporate Controller of Ramada and then of the Company after the Restructuring until he was appointed Controller of the Company in March 1990.

Craig F. Sullivan.  Mr. Sullivan joined Ramada in 1978 as a treasury analyst and held various Treasury Department positions before being named Assistant Treasurer in May 1982, serving in that capacity in Ramada and in the Company after the Restructuring until he was appointed Treasurer of the Company in
March 1990.
                                    PART II
                                    -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------
Aztar had 12,588 shareholders of record as of February 18, 1994.

The additional information required by this Item 5 is included in this report on F-15, F-25 and F-37.

ITEMS 6, 7, and 8
- -----------------
The information required by Item 6 is included in this report on F-37; by Item 7, on F-26 through F-36; and by Item 8, on F-1 through F-25.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------
     None.
                                   PART III
ITEMS 10, 11, 12 and 13            --------
- -----------------------
     The information required by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Commission. A cross-referenced index is located on the facing page of this report. Information concerning the registrant's executive officers is presented above under a separate caption in Part I of this report.

                                    PART IV
                                    -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
                                                                 Page No.
(a)  1.  Financial Statements:                                   --------
       Report of Independent Accountants                             F-1
       Consolidated Balance Sheets, December 30, 1993 and
         December 31, 1992                                           F-2
       Consolidated Statements of Operations for the years ended
         December 30, 1993, December 31, 1992 and January 2, 1992     F-4
       Consolidated Statements of Cash Flows for the years ended
         December 30, 1993, December 31, 1992 and January 2, 1992     F-6
       Consolidated Statements of Shareholders' Equity for the
         years ended December 30, 1993, December 31, 1992 and
         January 2, 1992                                             F-8
       Notes to Consolidated Financial Statements                    F-9

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(Continued)
- -----------

                                                                 Page No.
                                                                 --------
     2.   Financial Statement Schedules:

          Report of Independent Accountants                        S-1
          V    - Property, Plant and Equipment                     S-2
          VI   - Accumulated Depreciation, Depletion and
                 Amortization of Property, Plant and Equipment     S-3
          VIII - Valuation and Qualifying Accounts                 S-4
          X    - Supplementary Income Statement Information        S-5

          All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedules.

     3.  Exhibits:

          3 Articles of Incorporation and By-Laws                     *

          4 Instruments Defining the Rights of Security
             Holders, Including Indentures                            *

         10 Material Contracts                                        *

         11 Statement Regarding Computation of Per Share Earnings     *

         21 Subsidiaries of the Registrant                            *

         23 Consents of Experts and Counsel                           *

         * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report and those incorporated by reference.

            All other exhibits have been omitted because the information is not required or is not applicable.

(b)  Reports on Form 8-K:

            The Company did not file any report on Form 8-K during the quarter ended December 30, 1993.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-32399 and No. 33-44794 (filed January 5, 1990 and December 24, 1991, respectively):

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AZTAR CORPORATION  By /s/ Robert M. Haddock         March 11, 1994
     -----------------     -------------------------   ------------------
     Registrant            Robert M. Haddock                   Date
                           Executive Vice President
                           (Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul E. Rubeli           Chairman of the Board,       March 11, 1994
- -------------------------    President and Chief         ----------------
Paul E. Rubeli               Executive Officer

/s/ Robert M. Haddock        Executive Vice President,    March 11, 1994
- -------------------------    Chief Financial Officer     ----------------
Robert M. Haddock            and Director

/s/ Meridith P. Sipek        Controller                   March 11, 1994
- -------------------------                                ----------------
Meridith P. Sipek

/s/ John B. Bohle            Director                     March 11, 1994
- -------------------------                                ----------------
John B. Bohle

/s/ E. M. Carson             Director                     March 11, 1994
- -------------------------                                ----------------
Edward M. Carson

/s/ A. S. Gittlin            Director                     March 11, 1994
- -------------------------                                ----------------
A. Sam Gittlin

/s/ John R. Norton, III      Director                     March 11, 1994
- -------------------------                                ----------------
John R. Norton, III

/s/ Robert S. Rosow          Director                     March 11, 1994
- -------------------------                                ----------------
Robert S. Rosow

/s/ R. Snell                 Director                     March 11, 1994
- -------------------------                                ----------------
Richard Snell

/s/ Terence W. Thomas        Director                     March 11, 1994
- -------------------------                                ----------------
Terence W. Thomas

/s/ Carroll V. Willoughby    Director                     March 11, 1994
- -------------------------                                ----------------
Carroll V. Willoughby

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

We have audited the consolidated balance sheets of Aztar Corporation and Subsidiaries as of December 30, 1993 and December 31, 1992, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztar Corporation and Subsidiaries as of December 30, 1993 and December 31, 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.





COOPERS & LYBRAND






Phoenix, Arizona
February 11, 1994

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 30, 1993 and December 31, 1992
                  ----------------------------------------
                      (in thousands, except share data)


                                                        1993        1992
                                                      ---------   ---------

Assets
Current assets:
 Cash and cash equivalents                            $  39,551  $ 100,403
 Accounts and notes receivable, net                      19,170     28,601
 Refundable income taxes                                  2,062      2,062
 Inventories                                              5,564      5,144
 Prepaid expenses                                         9,206      8,208
 Deferred income taxes                                    6,566     13,353
                                                      ---------  ---------
     Total current assets                                82,119    157,771

Investments in and advances to unconsolidated
 partnership                                             13,776     15,225
Other investments                                        22,131     19,250
Notes receivable                                             --    246,310

Property and equipment:
 Buildings and equipment, net                           648,139    287,228
 Land                                                    81,795     78,853
 Construction in progress                                 6,701     15,718
 Leased under capital leases, net                         1,043      9,262
                                                      ---------  ---------
                                                        737,678    391,061

Other assets                                             21,467     19,948
                                                      ---------  ---------
                                                      $ 877,171  $ 849,565
                                                      =========  =========




The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                  December 30, 1993 and December 31, 1992
                  ----------------------------------------
                      (in thousands, except share data)


                                                        1993        1992
                                                      ---------   ---------

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                        $  39,515  $  39,749
 Accrued payroll and employee benefits                   15,823     17,854
 Accrued interest payable                                13,714     13,365
 Income taxes payable                                     2,633      2,757
 Current portion of long-term debt                        2,499      3,508
                                                      ---------  ---------
     Total current liabilities                           74,184     77,233

Long-term debt                                          404,086    378,058
Other long-term liabilities                              21,882     23,334
Deferred income taxes                                    26,126     34,193
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $4,295 and $3,118)                     3,905      2,998

Shareholders' equity:
 Common stock, $.01 par value (37,359,011
   and 36,977,662 shares outstanding)                       414        410
 Paid-in capital                                        346,965    344,574
 Retained earnings                                       16,559      5,787
 Less: Treasury stock                                   (16,885)   (16,885)
       Unearned compensation                                (65)      (137)
                                                      ---------  ---------
     Total shareholders' equity                         346,988    333,749
                                                      ---------  ---------
                                                      $ 877,171  $ 849,565
                                                      =========  =========

The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                     -----------------------------------
                    (in thousands, except per share data)

                                                 1993      1992      1991
Revenues                                      ---------  --------- ---------
 Casino                                       $439,294   $431,831  $392,917
 Rooms                                          32,248     32,651    36,577
 Food and beverage                              36,357     37,519    42,040
 Other                                          10,863     10,044     9,751
                                              --------   --------  --------
                                               518,762    512,045   481,285
Costs and expenses
 Casino                                        217,087    202,747   187,189
 Rooms                                          19,495     19,527    21,598
 Food and beverage                              34,773     35,008    39,229
 Other                                           6,737      6,827     7,211
 Marketing                                      45,427     45,705    41,385
 General and administrative                     46,849     46,399    46,190
 Utilities                                      12,328     11,617    11,227
 Repairs and maintenance                        19,953     18,544    18,064
 Provision for doubtful accounts                 1,566      2,622     4,763
 Property taxes and insurance                   16,729     16,108    15,391
 Net rent                                       27,747     45,653    47,193
 Depreciation and amortization                  32,652     28,679    28,191
                                              --------   --------  --------
                                               481,343    479,436   467,631
                                              --------   --------  --------
Operating income                                37,419     32,609    13,654

 Interest income                                24,172     28,655    26,245
 Interest expense                              (45,363)   (31,132)  (32,101)
                                              --------   --------  --------
Income from continuing operations before
 other items, income taxes, extraordinary
 items and cumulative effect of accounting
 change                                         16,228     30,132     7,798
 Equity in unconsolidated partnership's loss    (3,822)    (4,125)   (5,030)
                                              --------   --------  --------
Income from continuing operations before
 income taxes, extraordinary items and
 cumulative effect of accounting change         12,406     26,007     2,768
 Income taxes                                   (1,024)    (9,629)      (60)
                                              --------   --------  --------
Income from continuing operations before
 extraordinary items and cumulative effect
 of accounting change                           11,382     16,378     2,708
 Discontinued operations                            --      1,262     2,553
 Extraordinary items                                --     (5,335)    1,237
 Cumulative effect of accounting change             --      7,500        --
                                              --------   --------  --------
Net income                                    $ 11,382   $ 19,805  $  6,498
                                              ========   ========  ========

The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                     -----------------------------------
                    (in thousands, except per share data)

                                             1993      1992      1991
                                           --------  --------  --------
Earnings per common and common equivalent
 share:
 Income from continuing operations before
   extraordinary items and cumulative
   effect of accounting change             $    .28  $    .41  $    .05
 Discontinued operations                         --       .03       .07
 Extraordinary items                             --      (.14)      .03
 Cumulative effect of accounting change          --       .20        --
                                           --------  --------  --------
 Net income                                $    .28  $    .50  $    .15
                                           ========  ========  ========
Earnings per common share assuming full
 dilution:
 Income from continuing operations before
   extraordinary items and cumulative
   effect of accounting change             $    .27  $    .40  $    .05
 Discontinued operations                         --       .03       .06
 Extraordinary items                             --      (.13)      .03
 Cumulative effect of accounting change          --       .19        --
                                           --------  --------  --------
 Net income                                $    .27  $    .49  $    .14
                                           ========  ========  ========
Weighted average common shares
 applicable to:
 Earnings per common and common
   equivalent share                         38,367     38,212    38,782
 Earnings per common share assuming
   full dilution                            39,429     39,311    39,939











The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               --------------
                               (in thousands)

                                              1993       1992       1991
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income                                 $  11,382  $  19,805  $   6,498
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization              34,577     30,639     31,048
   Provision for losses on accounts
     receivable                                1,566      2,622      4,763
   Loss on reinvestment obligation               991      1,103      1,060
   Interest income                             1,889     (4,389)    (2,144)
   Rent expense                                 (880)    (2,537)    (2,527)
   Distribution in excess of equity in
     income of partnership                     1,449      1,355      1,393
   Deferred income taxes                      (1,280)    (1,556)       (41)
   Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                              (1,442)    (1,372)       (15)
    (Increase) decrease in refundable
      income taxes                                --     (2,062)        --
    (Increase) decrease in inventories
      and prepaid expenses                    (1,969)    (1,582)    (1,332)
    Increase (decrease) in accounts payable,
      accrued expenses and income taxes
      payable                                  1,955    (12,745)    (2,776)
    Other items, net                           2,087      2,502      3,245
                                           ---------  ---------  ---------
  Net cash provided by (used in) operating
     activities                               50,325     31,783     39,172
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
Reduction (increase) in invested funds            --      5,075     (5,075)
Payments received on TropWorld second
 mortgage                                     24,400     51,450     45,900
Payments received on other notes receivable    2,191      2,383      3,075
Increase in TropWorld second mortgage        (24,400)   (51,450)   (45,900)
Increase in other notes receivable              (419)  (174,678)    (3,252)
Purchases of property and equipment          (77,804)   (20,607)   (18,400)
Acquisition of AREI/AGP partnership
 interests, net of cash acquired             (61,859)        --         --
Additions to other long-term assets           (7,360)   (10,893)    (3,489)
                                           ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities                            $(145,251) $(198,720) $ (27,141)
                                            --------   --------   --------




The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               --------------
                               (in thousands)
                                                1993      1992      1991
Cash Flows from Financing Activities          --------- --------- ---------
Proceeds from issuance of long-term debt      $ 35,000  $200,000        --
Proceeds from issuance of common stock           2,149       261  $     35
Principal payments on long-term debt            (2,157)   (3,787)   (3,902)
Repurchase of common stock                          --    (5,364)     (224)
Preferred stock dividend                          (787)     (797)     (800)
Redemption of preferred stock                     (131)      (90)      (24)
Redemption of Holdings preferred stock              --        --    (4,131)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                       34,074   190,223    (9,046)
                                              --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents                              (60,852)   23,286     2,985

Cash and cash equivalents at beginning
 of year                                       100,403    77,117    74,132
                                              --------  --------  --------
     Cash and cash equivalents at end
      of year                                 $ 39,551  $100,403  $ 77,117
                                              ========  ========  ========

Supplemental Cash Flow Disclosures

Acquisition of AREI/AGP partnership interests:
  Working capital, other than cash            $  3,370  $     --  $     --
  Notes receivable                             242,605        --        --
  Building and equipment                      (307,582)       --        --
  Capital lease assets, net                      6,703        --        --
  Long-term debt                                (5,682)       --        --
  Other long-term liabilities                   (1,273)       --        --
                                              --------  --------  --------
    Net cash used in acquisition               (61,859)       --        --

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment              $    385  $  3,687  $  3,282
    Note received in sale of
      property and equipment                        --       225        --
    Tax benefit from stock options
      and preferred stock dividend                 431       290        --
    Issuance of restricted stock                    --        --       210
    Forfeiture of restricted stock                  --        30        --

Cash paid (refunded) during the
  year for the following for continuing
  and discontinued operations:
    Interest, net of amount capitalized       $ 43,160  $ 31,905  $ 28,883
    Income taxes                                 1,997     8,165      (408)

The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                                -------------
                               (in thousands)

                                      Retained            Unearned
                     Common  Paid-in  Earnings  Treasury   Compen-
                      Stock  Capital  (Deficit)  Stock      sation    Total
Balance,            -------- -------- --------- --------- --------- --------
  January 3, 1991   $    409 $343,990 $(19,130) $(11,267)  $(1,231) $312,771
  Stock options
   exercised                       35                                     35
  Issuance of
   restricted stock               210                         (210)       --
  Repurchase of
   common stock                                     (224)               (224)
  Preferred stock
   dividend                               (800)                         (800)
  Amortization of
   unearned
   compensation                                                620       620
  Net income                             6,498                         6,498
Balance,            -------- -------- --------  --------  --------  --------
  January 2, 1992        409  344,235  (13,432)  (11,491)     (821)  318,900
  Stock options
   exercised               1      260                                    261
  Tax benefit
   from stock
   options exercised               79                                     79
  Repurchase of
   common stock                                   (5,364)             (5,364)
  Preferred stock
   dividend, net of
   income tax benefit                     (586)                         (586)
  Forfeitures of
   restricted stock                                  (30)       30        --
  Amortization of
   unearned
   compensation                                                654       654
  Net income                            19,805                        19,805
Balance,            -------- -------- --------  --------  --------  --------
  December 31, 1992      410  344,574    5,787   (16,885)     (137)  333,749
  Stock options
   exercised               4    2,145                                  2,149
  Tax benefit
   from stock
   options exercised              246                                    246
  Preferred stock
   dividend, net of
   income tax benefit                     (610)                         (610)
  Amortization of
   unearned
   compensation                                                 72        72
  Net income                            11,382                        11,382
Balance,            -------- -------- --------  --------  --------  --------
  December 30, 1993 $    414 $346,965 $ 16,559  $(16,885) $    (65) $346,988
                    ======== ======== ========  ========  ========  ========
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidated Statements

Aztar Corporation ("Aztar" or the "Company") was incorporated in Delaware in June 1989 to operate the gaming business of Ramada Inc. ("Ramada") after the restructuring of Ramada (the "Restructuring"). The Restructuring involved the disposition of Ramada's hotel and restaurant businesses with Ramada's shareholders retaining their interest in the gaming business. As part of the Restructuring, the gaming business and certain other assets and liabilities of Ramada were transferred to Aztar, and a wholly-owned subsidiary of New World Hotels (U.S.A.), Inc. was merged with Ramada (the "Merger"). In the Merger, each share of Ramada common stock was converted into the right to receive $1.00 and one share of Aztar common stock. For accounting purposes Aztar is treated as the continuing accounting entity that is the successor to the historical Ramada and that has discontinued the hotel and restaurant businesses.

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. Ramada New Jersey Holdings Corporation ("Holdings") was majority owned until January 4, 1991, when it redeemed its outstanding shares of Convertible Class A Preferred Stock and became wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which includes 52 weeks in 1993, 1992 and 1991.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. Capitalized interest was $3,491,000 in 1993, $1,061,000 in 1992 and $253,000 in 1991.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings and equipment was $139,690,000 at December 30, 1993 and $112,442,000 at December 31, 1992.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Note and loan issuance costs are amortized using the interest method.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized and amortized over ten years; subsequent renewal costs are amortized over the renewal period.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations.

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

                           1993      1992      1991
                         --------  --------  --------
    Rooms                $ 18,992  $ 14,930  $ 12,130
    Food and beverage      33,287    30,568    26,795
    Other                   6,666     6,509     6,033
                         --------  --------  --------
                         $ 58,945  $ 52,007  $ 44,958
                         ========  ========  ========

Interest Rate Swap Agreement

The differential to be paid or received is recognized in interest expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Earnings per common share, assuming full dilution, are computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

In calculating the 1993, 1992 and 1991 earnings per share for both computations, dividends of $610,000, $586,000 and $800,000, respectively, on the Series B ESOP Convertible Preferred Stock are deducted in arriving at income applicable to the common stock. The 1993 and 1992 dividends are net of income tax benefits of $185,000 and $211,000, respectively.

Reclassifications

Certain reclassifications have been made in the 1992 Consolidated Balance Sheet in order to be comparable with the 1993 presentation.

NOTE 2.  ACCOUNTS RECEIVABLE

The Company's principal operations are conducted in Atlantic City, New Jersey, at TropWorld and in Las Vegas and Laughlin, Nevada, at Tropicana and Ramada Express. TropWorld has a concentration of credit risk in the northeast region of the U.S. Approximately 50% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 30, 1993 and December 31, 1992, the net receivables at TropWorld were $8,948,000 and $10,372,000, respectively, and the net receivables at Tropicana and Ramada Express combined were $10,175,000 and $10,575,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At December 30, 1993 and December 31, 1992, the allowance for doubtful accounts was $9,908,000 and $13,124,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $12,684,000 in 1993, $12,815,000 in 1992 and
$14,545,000 in 1991, of which 50% was eliminated in consolidation.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

                                        1993        1992
                                      --------    --------
     Current assets                   $    270    $    272
     Noncurrent assets                  81,220      83,504
     Current liabilities                 1,516       1,320
     Noncurrent liabilities             73,033      73,713

                                        1993        1992        1991
                                      --------    --------    --------
     Revenues                         $ 12,815    $ 12,980    $ 14,717
     Operating expenses                 (2,755)     (2,836)     (2,837)
                                      --------    --------    --------
     Operating income                   10,060      10,144      11,880
     Interest expense                   (3,793)     (4,318)     (6,129)
                                      --------    --------    --------
     Net income                       $  6,267    $  5,826    $  5,751
                                      ========    ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                                        1993        1992        1991
                                      --------    --------    --------
     Equity in unconsolidated
      partnership's loss              $ (3,822)   $ (4,125)   $ (5,030)

NOTE 4.  OTHER INVESTMENTS

The Company satisfies a New Jersey assessment based upon its casino revenues by purchasing bonds issued by the Casino Reinvestment Development Authority ("CRDA"). Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. At December 30, 1993 and December 31, 1992, other investments consisted of the Company's deposit with the CRDA of $31,726,000 and $27,853,000, respectively, net of a valuation allowance of $9,595,000 and $8,603,000, respectively.

NOTE 5.  NOTES RECEIVABLE

At December 30, 1993 and December 31, 1992, notes receivable consisted of (in thousands):
                                        1993        1992
                                      --------    --------
     First Mortgage                   $     --    $171,000
     Second Mortgage                        --      69,859
     FF&E Mortgage                          --      24,855
                                      --------    --------
                                            --     265,714
     Less:  Deferred gain                   --     (12,966)
           Current portion                  --      (6,438)
                                      --------    --------
                                      $     --    $246,310
                                      ========    ========

In July 1993, the Company acquired the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. The above notes receivable from AGP together with the cash paid by Aztar were replaced on Aztar's balance sheet by the assets acquired.

In November 1992, the Company loaned $171,000,000 principal amount (the "First Mortgage") to AGP. AGP used the funds to redeem $171,000,000 of its outstanding 12% First Mortgage Notes Due 1996. As modified by another agreement, the First Mortgage bore interest at a rate of 16% and was payable quarterly. The Second Mortgage bore interest at 16 1/2% payable annually. Under the terms of the Second Mortgage, the Company advanced funds to AGP and AREI for cash flow shortfalls, including any unpaid interest on the Second Mortgage. The Company funded AGP's purchase of replacement furniture, fixtures and equipment by 5-year loans collateralized by the FF&E Mortgage from AGP. Each loan accrued interest at the rate of 16 1/2% compounded annually. No principal or interest payments were made on such loans until maturity. The furniture, fixtures and equipment were leased back to the Company by AGP under 5-year leases. At December 31, 1992, the estimated cost for AGP to raise debt in the public bond markets was approximately 13%. Based on a 13% interest rate, the approximate fair values as of December 31, 1992 were $179,326,000 for the First Mortgage, $81,129,000 for the Second Mortgage and $26,274,000 for the FF&E Mortgage.

NOTE 6.  LONG-TERM DEBT

At December 30, 1993 and December 31, 1992, long-term debt included (in thousands):
                                                          1993      1992
13 1/2% First Mortgage Notes Due 1996 ($170,000         --------  --------
 principal amount, 13.7% effective interest rate);
 redeemable beginning September 15, 1994 at 100.00%;
 net of unamortized discount                            $169,133  $168,882
11% Senior Subordinated Notes Due 2002; redeemable
 beginning October 1, 1997 at 103.143%                   200,000   200,000
$50 million revolving credit note; floating rate,
 6.44% at December 30, 1993; matures June 30, 1996        25,000        --
$10 million revolving credit note; floating rate,
 6 1/4 % at December 30, 1993; matures
 December 31, 1994                                        10,000        --
Other mortgage loans; 7%; maturities to 1999                 907     1,037
Notes payable, other; 7%; maturities to 1999                 168       196
Obligations under capital leases                           1,377    11,451
                                                        --------  --------
                                                         406,585   381,566
Less current portion                                      (2,499)   (3,508)
                                                        --------  --------
                                                        $404,086  $378,058
                                                        ========  ========

Maturities of long-term debt for the five years subsequent to December 30, 1993 are as follows (in thousands):

          Year
          1994                           $  2,499
          1995                             12,527
          1996                            191,357
          1997                                311
          1998                                331

On December 20, 1989, the Company, through a wholly-owned, special-purpose subsidiary, issued $170,000,000 principal amount of 13 1/2% First Mortgage Notes Due September 15, 1996 (the "First Mortgage Notes"). Interest on the First Mortgage Notes is payable semiannually on March 15 and September 15. The First Mortgage Notes are redeemable at par at the option of the Company, in whole or in part, on or after September 15, 1994. Mandatory annual sinking fund payments of $2,000,000, commencing September 15, 1994, are calculated to retire $4,000,000 principal amount of the First Mortgage Notes prior to maturity. Upon change of control of the Company, the holders of the First Mortgage Notes would have the right to require the First Mortgage Notes to be repurchased at par plus accrued interest. Payment of principal and interest on the First Mortgage Notes is unconditionally guaranteed by the Company and is collateralized by TropWorld.

On October 8, 1992, the Company issued $200,000,000 principal amount of 11% Senior Subordinated Notes Due October 1, 2002 (the "Subordinated Notes"). Interest on the Subordinated Notes is payable semiannually on April 1 and October 1. The Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1997, at prices from 103.143% of the principal amount plus interest declining to 100% plus interest beginning October 1, 1999. The Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all present and future Senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the Subordinated Notes would have the right to require repurchase of the Subordinated Notes at par plus accrued interest but their rights would be subordinated to the right of the holders of the First Mortgage Notes to receive payment if the holders of the First Mortgage Notes exercise their right to require repurchase.

In connection with an expansion of Ramada Express that was completed in September 1993, the Company converted its construction and term loan credit facility into a $50 Million Revolving Credit Note pursuant to the terms of the First Amended and Restated Credit Agreement, dated December 28, 1993 (the "$50 Million Credit Facility"). The maximum principal amount that can be outstanding may not exceed $50,000,000 at any one time. Interest is payable monthly on the outstanding principal balance at a rate of prime plus 1/2 %. The Company may elect to pay interest based on a one, two or three month LIBOR rate plus 2 1/4%. The Company incurs a commitment fee of
0.5% per annum on the unused portion of this credit facility.   The $50
Million Credit Facility matures on June 30, 1996 and is collateralized by Ramada Express. The Company may request that the maturity date be extended for one-year periods at the lenders' discretion. At the Company's option, the credit facility can be converted to a three-year reducing revolving credit facility whereby the maximum principal amount that can be outstanding will be reduced by 1/12 each quarter.

In connection with the AREI/AGP acquisition, the Company borrowed $10,000,000 under a $10 million Revolving Credit Note pursuant to the Revolving Credit Loan Agreement, dated July 29, 1993 (the "$10 Million Credit Facility"). Borrowings under the $10 Million Credit Facility may not exceed $10,000,000 principal amount at any one time. Interest is payable monthly on the unpaid principal balance at a rate of prime plus 1/4%. The $10 Million Credit Facility matures on December 31, 1994.

Certain covenants in the First Mortgage Notes and the Subordinated Notes limit the ability of the Company to incur indebtedness, sell or encumber any of the applicable collateral or engage in mergers, consolidations or sales of assets. A covenant related to the First Mortgage Notes limits the amount of cash dividends that the Company may pay to $3,814,000 as of December 30, 1993.

At December 30, 1993 and December 31, 1992, based on the bid prices in the public bond markets, the fair value of the First Mortgage Notes was 105.125% and 107.25%, respectively, of the principal amount and the fair value of the Subordinated Notes was 101.75% and 100%, respectively, of the principal amount. The estimated fair value of both revolving credit notes approximates the carrying amount due to the short maturity of these notes.

Substantially all of the Company's properties are pledged as collateral under long-term debt agreements.

NOTE 7.  INTEREST RATE SWAP AGREEMENT

The Company had outstanding an interest rate swap agreement with a commercial bank. This agreement had a notional principal amount of $50,000,000 and matured on December 31, 1991. Under the terms of the agreement, the Company made annual interest payments to the bank based on a fixed rate of 12.41%, and the bank made quarterly interest payments to the Company based on the LIBOR rate.

NOTE 8.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 18 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 3 to 10 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

                                                      1993         1992
                                                    --------     --------
          Furniture and equipment                   $  9,410     $ 54,751
          Less accumulated amortization               (8,367)     (45,489)
                                                    --------     --------
                                                    $  1,043     $  9,262
                                                    ========     ========
Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $1,899,000 in 1993, $3,533,000 in 1992 and $3,667,000 in 1991.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 30, 1993 are as follows (in thousands):

         Year                                       Capital     Operating
         ----                                      --------     ---------
         1994                                      $    425     $  8,147
         1995                                           417        8,000
         1996                                           214        7,856
         1997                                           146        7,469
         1998                                           146        7,347
         Thereafter                                     330       87,086
                                                   --------     --------
                                                      1,678     $125,905
                                                                ========
         Amount representing interest                  (301)
                                                   --------
         Net present value                            1,377
         Less current portion                          (331)
                                                   --------
         Long-term portion                         $  1,046
                                                   ========
The above net present value is computed based on specific interest rates determined at the inception of the leases.

Net rent expense is detailed as follows (in thousands):

                                               1993      1992      1991
                                             --------  --------  --------
         Minimum rentals                     $ 30,565  $ 51,647  $ 51,133
         Contingent rentals                     7,512    12,377    14,118
         Less: Minimum lease income            (2,773)   (5,544)   (5,544)
               Maintenance reimbursement       (7,557)  (12,827)  (12,514)
                                             --------  --------  --------
                                             $ 27,747  $ 45,653  $ 47,193
                                             ========  ========  ========

NOTE 9.  OTHER LONG-TERM LIABILITIES

At December 30, 1993 and December 31, 1992, other long-term liabilities consisted of (in thousands):
                                               1993      1992
                                             --------  --------
         Accrued rent expense                $ 13,684  $ 15,837
         Deferred compensation and
           retirement plans                     8,044     7,343
         Deferred income                          154       154
                                             --------  --------
                                             $ 21,882  $ 23,334
                                             ========  ========

NOTE 10.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock (the "ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1993, 1992 and 1991, respectively, 1,203 shares, 878 shares and 239 shares were redeemed primarily in connection with employee terminations. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 and have a liquidation preference of $100 per share.

The shares that have been allocated to the ESOP participant accounts and have vested are redeemable at the higher of appraised value, conversion value or $100 per share, by the participant upon termination. The excess of the redemption value of the ESOP Stock over the carrying value is charged to retained earnings upon redemption. In the event of default in the payment of dividends on the ESOP Stock for six consecutive semiannual periods, each outstanding share would have one vote per share of common stock into which the preferred stock is convertible.

NOTE 11.  CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 40,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 41,351,153 at December 30, 1993 and 41,012,323 at December 31, 1992. Common stock outstanding was net of 3,992,142 and 4,034,661 treasury shares at December 30, 1993 and December 31, 1992, respectively. One preferred stock purchase right (a "Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

The Company issued 42,000 shares of restricted stock in 1991, on which the restrictions will lapse over a three-year period, commencing on the date of issuance, to certain executive officers and key employees. Compensation expense in connection with these and prior issuances, recognized in 1993, 1992 and 1991, respectively, was $72,000, $654,000 and $620,000.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1993, 1992 and 1991, respectively, 42,519, 60,179 and 117,117 shares were claimed; the balance of unclaimed shares was 446,757 as of December 30, 1993.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at December 30, 1993, there remains 591,900 shares that could be repurchased under this authority. During 1992 the Company repurchased 1,025,100 shares of common stock. None were repurchased under this program in 1993 or 1991. During 1991, under a separate odd-lot buyback program, the Company repurchased 49,857 shares of common stock. During 1992, 3,779 shares of restricted stock that were issued in 1989 were forfeited. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

Effective July 18, 1990, the Company adopted a stock option plan for directors who are not employees of the Company ("Nonemployee Director Stock Option Plan"). As of December 30, 1993, 71,000 common shares were reserved under the Nonemployee Director Stock Option Plan. During 1993, options were granted for 9,000 shares at $6.75 per share; during 1992, options were granted for 5,000 shares at $6.75 per share and 9,000 shares at $5.50 per share; during 1991, options were granted for 8,000 shares at $6.50 per share. All options granted under the Nonemployee Director Stock Option Plan are immediately exercisable on the date of grant and expire ten years from the date of grant. At December 30, 1993, December 31, 1992 and January 2, 1992, common shares reserved for future grants of options under this plan were 179,000, 188,000 and 202,000, respectively.

Changes in the number of common shares reserved under the Company's employee stock option plans are as follows (in thousands of shares):

                                               Number of   Price Range
                                                Shares     of Options
                                               ---------   -----------
Balance, January 3, 1991                          2,992    $3.19-$8.15
 Granted                                            900    $5.00
 Exercised                                          (11)   $3.19
 Cancelled, expired or surrendered                  (14)   $5.83
                                               --------
Balance, January 2, 1992                          3,867    $3.19-$8.15
 Granted                                            135    $6.88
 Exercised                                          (82)   $3.19
 Cancelled, expired or surrendered                  (87)   $3.19-$8.15
                                               --------
Balance, December 31, 1992                        3,833    $3.19-$8.15
 Granted                                             50    $7.63
 Exercised                                         (339)   $3.19-$8.15
 Cancelled, expired or surrendered                  (42)   $6.49-$8.15
                                               --------
Balance, December 30, 1993                        3,502    $3.19-$8.15
                                               ========
At December 30, 1993, December 31, 1992 and January 2, 1992, options exercisable under the Company's employee stock option plans were 3,077,000, 3,118,000 and 2,238,000, respectively; shares reserved for future grants were 1,797,000, 1,805,000 and 1,849,000, respectively.

In addition to the common shares reserved under stock option plans at December 30, 1993, the Company has 1,033,000 common shares reserved for the conversion of the ESOP Stock. The Company also has 40,563 shares of preferred stock reserved for exercise of the Rights.

NOTE 12.  BENEFIT PLANS

The Company has a pension plan, which is not currently funded, for certain former executive employees. The Company has a nonqualified retirement plan, which is not required to be funded by the Company, for certain senior executives. The Company has a savings plan that covers substantially all employees who are not covered by a collective bargaining unit. Contributions to the savings plan are discretionary. Total pension and savings plan expense was $689,000 for 1993, $662,000 for 1992 and $900,000
for 1991. The Company also contributed $1,990,000, $1,834,000 and $1,881,000 in 1993, 1992 and 1991, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company has a deferred compensation plan for designated executives and a similar plan for outside directors. The plans provide for the payment of benefits commencing at retirement. The Company is substantially funding the plans through the purchase of life insurance. Net expense recognized in 1993, 1992 and 1991 was $180,000, $184,000 and $103,000, respectively.

In connection with Restructuring, the Company adopted the ESOP that covers substantially all non-union employees. The Company will make contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $787,000 and $1,088,000 in 1993, $797,000 and $1,078,000 in 1992, and $800,000 and
$1,076,000 in 1991. Compensation expense recognized in 1993, 1992 and 1991, respectively, was $1,311,000, $1,400,000 and $1,482,000.

NOTE 13.  INCOME TAXES

The (provision) benefit for income taxes for continuing operations before extraordinary items and cumulative effect of accounting change is comprised of (in thousands):
                                              1993       1992      1991
 Current:                                   --------   --------  --------
   Federal                                  $ (2,231)  $ (3,685) $  1,136
   State                                         (73)        --        --
                                            ---------  --------  --------
                                              (2,304)    (3,685)    1,136
 Deferred:                                  --------   --------  --------
   Federal                                       378     (5,303)       41
   State                                         902       (641)       --
                                            --------   --------  --------
                                               1,280     (5,944)       41
                                            --------   --------  --------
 Charge in lieu of income taxes                   --         --    (1,237)
                                            --------   --------  --------
                                            $ (1,024)  $ (9,629) $    (60)
                                            ========   ========  ========
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In 1991, the Company settled the Internal Revenue Service's examination of Ramada's income tax returns for the years 1984 and 1985 and paid taxes and interest of $17,495,000 in January 1992. The tax liability was less than that provided and the Company recorded a continuing operations benefit of $1,264,000 in 1991.
The Internal Revenue Service is examining the income tax returns for the years 1986 through 1991. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1988. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

General business credits are taken as a reduction of the provision for federal income taxes during the year such credits become available. The following table provides a reconciliation between the federal statutory rates and the (provision) benefit for income taxes when both are expressed as a percentage of pretax income.
                                              1993       1992      1991
                                            --------   --------  --------
Tax (provision) benefit at statutory rate     (35.0)%    (34.0)%   (34.0)%
(Increase) decrease in tax resulting from:
 State income taxes                             4.3       (6.1)       --
 Contributions and gifts                        (.6)       (.5)     (6.1)
 Disallowance of business meals                (4.1)      (2.2)    (11.1)
 Capitalized restructuring costs                 .8        2.3      13.5
 Restricted stock and non-qualified stock
   options                                       .7         --      (3.1)
 Casino license amortization                     --         --      (3.1)
 IRS examination                               (7.9)       3.6      42.2
 Targeted jobs tax credit                       4.2        1.5        --
 Change in valuation allowance                 30.3         --        --
 Other, net                                    (1.0)      (1.6)      (.5)
                                            -------    -------   -------
                                               (8.3)%    (37.0)%    (2.2)%
                                            =======    =======   =======
The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at December 30, 1993 and December 31, 1992, are as follows (in thousands):

                                                 1993             1992
                                               ---------        ---------
Net operating loss carryforward                $ 21,902         $ 26,505
Accrued rent expense                              4,818           11,856
Accrued bad debt expense                          3,972            6,081
Accrued compensation                              5,030            4,737
Accrued liabilities                               2,396            1,205
General business credit carryforward              2,887            2,066
                                               --------         --------
Gross deferred tax assets                        41,005           52,450
                                               --------         --------
Deferred tax asset valuation allowance          (20,974)         (24,732)
                                               --------         --------
Other                                            (1,528)          (1,195)
Partnership investment                           (5,328)          (4,704)
Depreciation and amortization                   (12,199)         (20,544)
Ramada tax sharing agreement                    (20,536)         (22,115)
                                               --------        ---------
Gross deferred tax liabilities                  (39,591)         (48,558)
                                               --------         --------
Net deferred tax liabilities                   $(19,560)        $(20,840)
                                               ========         ========

Included in the valuation allowance is $520,000 that will be allocated to shareholders' equity when recognized.

The deferred tax amounts were adjusted in 1993 for the effect of legislation that increased the federal income tax rate from 34% to 35%. The net effect of this change was not significant. The December 31, 1992 valuation allowance was reduced during 1993 due to the generation of taxable income that resulted in the utilization of a portion of the net operating loss carryforward. The effect of this reduction was to decrease the 1993 income tax expense by $3,878,000.

At December 30, 1993, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                 $ 40,466
General business credits                                2,121

These tax benefits will expire in the years 2003 through 2008 if not used. The Company also has alternative minimum tax credit carryforwards of $766,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

               1994              $13,705
               1995               26,377
               1996               13,300
               1997               15,962
               1998                6,334
               2000               10,307

A valuation allowance has been established for those federal and state tax benefits which are not expected to be realized.

NOTE 14.  DISCONTINUED OPERATIONS

In 1989, the Company disposed of its hotel business and the following items are related to this discontinued operation. In 1992, the Company reached a settlement with Canadian tax authorities in relation to the 1988 and 1989 income tax returns of Ramada Inc. and received a refund of $1,262,000. In 1991, the Company recorded a tax benefit of $1,861,000 in connection with the settlement discussed in "Note 13. Income Taxes". In another matter, but also in 1991, the Company reached a settlement with Canadian tax authorities and received a refund of $692,000.

NOTE 15.  EXTRAORDINARY ITEMS

A substantial portion of the proceeds from the issuance of the Subordinated Notes were loaned to AGP to redeem its 12% First Mortgage Notes Due 1996. In connection with the debt redemption, the Company paid a prepayment premium and expensed its remaining deferred financing costs. These items were reflected in the 1992 Consolidated Statement of Operations as an extraordinary loss of $5,335,000, net of an income tax benefit of $2,749,000.

The Company has a net operating loss carryforward from 1989. A portion of the tax benefit of the 1989 loss was offset against the 1991 provision for income taxes as an extraordinary item because the tax benefit of the 1989 loss could not have been recorded previously.

NOTE 16.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which superseded Statement of Financial Accounting Standards No. 96 with the same title ("SFAS 96"). SFAS 96 was never adopted by the Company. The Company adopted the provisions of SFAS 109 in the first quarter of 1992 and elected not to restate prior year financial statements. The effect from prior years of adopting SFAS 109 as of the beginning of fiscal 1992 was a net deferred income tax benefit of $7,500,000 and it was reflected in the 1992 Consolidated Statement of Operations as the Cumulative effect of accounting change.

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at January 2, 1992, under the provisions of SFAS 109, are as follows (in thousands):

                                              Deferred Income Tax
                                          --------------------------
                                            Assets       Liabilities
                                          ---------     ------------
Net operating loss carryforward           $ 26,058
Accrued rent expense                        12,914
Accrued bad debt expense                     5,770
Accrued compensation                         3,572
Accrued liabilities                          2,199
General business credit carryforward         1,407
Other                                          618
Partnership investment                                    $   4,963
Depreciation and amortization                                14,472
Ramada tax sharing agreement                                 22,437
                                          --------        ---------
                                            52,538        $  41,872
                                                          =========
Valuation allowance                        (25,562)
                                          --------
                                          $ 26,976
                                          ========
Included in the valuation allowance is $505,000 that will be allocated to shareholders' equity when recognized.

NOTE 17.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. ("MCPSI") subsidiary. In connection with these matters the Company has an accrued liability of $3,980,000 and $4,256,000 at December 30, 1993 and December 31, 1992,
respectively.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal posture can be successfully defended without material adverse effect on its consolidated financial statements.

The Company had commitments for capital expenditures of approximately $13,000,000 at December 30, 1993.

NOTE 18.  ACQUISITION

In July 1993, the Company acquired the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984.

The acquisition has been accounted for as a purchase by the Company. The aggregate consideration, including costs incurred to complete the transaction, was approximately $62,000,000 in cash. The Company obtained the $10 million Credit Facility to fund a portion of the purchase price. This acquisition did not significantly change Aztar's total assets. The cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired, which consisted primarily of building and equipment. The additional $10,000,000 of indebtedness incurred by Aztar was more than offset by a reduction of indebtedness to AGP.

The Company's consolidated statement of operations for the year ended December 30, 1993 includes the results of AGP since its acquisition. After intercompany eliminations, the acquisition has the following effects on consolidated results: Most of the reduction in Aztar interest income from the replacement of the AGP notes receivable is offset by a reduction in rent expense. Aztar's net income is affected negatively primarily by an increase in depreciation expense.

If the acquisition had occurred at the beginning of each of the years ended December 30, 1993 and December 31, 1992, the Company's results of operations would have been as follows (in thousands, except per share data):
                                                1993         1992
                                              --------     --------
                                                   (unaudited)

Revenues                                      $518,762     $512,045
Income from continuing operations before
  extraordinary item and cumulative
  effect of accounting change                    7,846        8,332
Net income                                       7,846       11,759
Earnings per common and common equivalent
  share:
  Income from continuing operations before
    extraordinary item and cumulative
    effect of accounting change               $    .19     $    .20
  Net income                                       .19          .29
Earnings per common share assuming full
  dilution:
  Income from continuing operations before
    extraordinary item and cumulative
    effect of accounting change               $    .18     $    .20
  Net income                                       .18          .28

NOTE 19.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 30, 1993 and December 31, 1992. The Company's common stock is listed on the New York Stock Exchange.
                                   First    Second    Third     Fourth
1993                             --------  --------  --------  --------
- ----
Revenues                         $122,322  $130,781  $144,038  $121,621
Operating income                    3,517     6,869    19,576     7,457
Income (loss) before income taxes   2,542     6,078     8,859    (5,073)
Income taxes                         (958)   (2,172)   (3,526)    5,632
Net income                          1,584     3,906     5,333       559
Earnings per common and common
 equivalent share:
   Net income                         .04       .10       .13       .01
Earnings per common share assuming
 full dilution:
   Net income                         .04       .09       .13       .01

1992
- ----
Revenues                         $117,669  $131,646  $141,225  $121,505
Operating income                    2,995    10,400    15,147     4,067
Income from continuing
 operations before income
 taxes, extraordinary item
 and cumulative effect of
 accounting change                  1,549     9,210    13,888     1,360
Income taxes                         (629)   (3,158)   (5,382)     (460)
Discontinued operations                --        --        --     1,262
Extraordinary item                     --        --        --    (5,335)
Cumulative effect of accounting
 change                             7,500        --        --        --
Net income (loss)                   8,420     6,052     8,506    (3,173)
Earnings per common and common
 equivalent share:
   Income from continuing operations
     before extraordinary item and
     cumulative effect of accounting
     change                           .02       .16       .22       .02
   Net income (loss)                  .21       .16       .22      (.09)
Earnings per common share assuming
 full dilution:
   Income from continuing operations
     before extraordinary item and
     cumulative effect of accounting
     change                           .02       .15       .22       .02
   Net income (loss)                  .21       .15       .22      (.09)

Common Stock Prices
- -------------------
1993 - High                        $ 8.88    $10.13    $ 9.63    $ 7.88
     - Low                           6.63      6.25      7.00      6.00
1992 - High                          7.50      6.50      7.13      7.63
     - Low                           5.00      4.63      5.00      6.13

MANAGEMENT'S DISCUSSION AND ANALYSIS


Financial Condition-Liquidity and Capital Resources

CASH FLOW AND COVERAGE The company's operating cash flow (measured by adding net rent and depreciation and amortization to operating income) was $97.8 million in 1993 compared to $106.9 million in 1992. Net financing charges were $48.9 million in 1993 compared to $48.1 million in 1992. Even with a decrease in operating cash flow, as defined, the company's coverage of its net financing charges was 2.0 times.

RAMADA EXPRESS EXPANSION AND FINANCING One of the company's three major capital expenditures in 1993 was the expansion of Ramada Express, which was completed in September, on schedule and within budget. The expansion included a new 1,100-room tower; 20,000 square feet of casino space, bringing the total to 50,000 square feet; a 1,100-vehicle parking garage; additional restaurant and event space; and other amenities. The company spent $60.0 million on this project in 1993 for a total cost of $74.7 million. Financing was provided primarily out of cash and cash flow. In the fourth quarter 1993, the company borrowed $25 million under its $50 million construction and term loan credit facility that is collateralized by Ramada Express. In December 1993, the company entered into the First Amended and Restated Credit Agreement, which converted the construction and term loan into a $50 million revolving line of credit that matures in June 1996. This new credit agreement can be used for general corporate purposes and may be converted into a three-year reducing revolving line of credit.

PURCHASE OF THIRD PARTY PARTIAL INTEREST IN TROPWORLD A second major capital expenditure in 1993 was the purchase in July of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. The aggregate consideration, including costs incurred to complete the transaction, was approximately $62 million. The company funded the AREI/AGP acquisition using cash and a $10 million revolving credit loan obtained in July 1993. This acquisition did not significantly change Aztar's total assets. The cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired. The additional $10 million of indebtedness incurred by Aztar was more than offset by a reduction of indebtedness to AGP.

TROPICANA PROJECT At the end of 1993 at Tropicana, the company was in the process of constructing a new main entrance, adding a new building facade that will create a colorful Caribbean Village motif facing "The New Four Corners" of Las Vegas and funding a portion of the construction by the State of Nevada of a four-way pedestrian skywalk system at the intersection of Las Vegas Boulevard and
Tropicana Avenue.   Expenditures in 1993 were approximately $5
million on this project and will be approximately $6 million in 1994. Funding for this project was and will be from available cash balances and cash flow.

STOCK OPTIONS An additional source of funds in 1993 was $2.1 million from the exercise of stock options for approximately
339,000 shares of common stock.

DEBT PAYMENTS AND FUTURE REFINANCINGS The company's maturities of long-term debt were $2.2 million in 1993 and are $2.5 million and $12.5 million for 1994 and 1995, respectively. The 1994 and 1995 maturities of long-term debt include $2 million each year for mandatory sinking fund payments on the 13 1/2% First Mortgage Notes Due 1996 ("13 1/2% Notes"). These notes are redeemable at par at the option of the company, in whole or in part, on or after September 15, 1994. Also included in the 1995 maturities is the $10 million revolving credit loan obtained in connection with the AREI/AGP acquisition. If favorable interest rates continue, the company intends to call the 13 1/2% Notes in 1994 and obtain a new loan or loans secured by TropWorld that would provide sufficient funds to pay off the 13 1/2% Notes, to pay off the $10 million revolving credit loan and to provide some additional funds for riverboat facilities or general corporate purposes. If the 13 1/2% notes are redeemed in 1994, the company will expense the remaining unamortized deferred financing costs and unamortized discount.
This expense would be presented as an extraordinary charge and shown net of an income tax benefit. These unamortized items totaled $4.8 million at December 30, 1993.

In October 1996, a balloon payment of $71.3 million is due on Tropicana Enterprises' bank loan. This loan is serviced through rent payments made by the Tropicana operation. The company is a noncontrolling 50% partner in Tropicana Enterprises.

FUTURE DEVELOPMENTS AND FINANCING The company has been pursuing the development of its business in various gaming jurisdictions.
An agreement was executed in September 1993 with the City of Caruthersville, Missouri, to operate a casino riverboat there, and an application was filed with the Missouri Gaming Commission for a gaming license to operate the Caruthersville facility. In January 1994, the company took delivery of a vessel and began renovation with the intent for it to be used in Caruthersville. On another front, a proposal was submitted to the City of Evansville, Indiana, for a casino riverboat there and an application was filed for a riverboat gaming license with the Indiana Gaming Commission. In the event that the company is granted approval by the applicable jurisdictions to proceed with one or both of these riverboat projects, financing may be required to fund the related capital expenditures. One source of financing could come under the $50 million First Amended and Restated Credit Agreement discussed previously, which provides a structure for an additional borrowing capacity of $25 million for a total of $75 million. Under this structure, the maximum amount of additional borrowing that could be outstanding would be tied to the cash flows of Ramada Express. Any additional capacity will require additional lenders that may be sought by the agent bank and the company.

COMMITMENTS AND ON-GOING CAPITAL EXPENDITURES At December 30, 1993, the company had commitments of approximately $13 million for the purchase of fixed assets. In 1994, including the remaining expenditures on the Tropicana project, the company plans to spend approximately $33 million on routine capital expenditures at its three land-based properties and the purchase and renovation of the vessel acquired in January. In addition to this, expenditures will be required for the Caruthersville facility; however, the timing of these expenditures is uncertain. We believe that the company's existing credit facilities, along with continuing cash flow from operations and cash balances, will be sufficient to meet any anticipated obligations as well as any working capital and liquidity requirements.


Results of Operations - 1993 versus 1992

REVENUES AND OPERATING INCOME Aztar's consolidated revenues were $518.8 million for 1993, an increase of 1% from $512.0 million in 1992. The increase came primarily from an increase in casino revenue resulting from the expansion at Ramada Express and improved market share in the slot segment at Tropicana. Casino revenue at TropWorld was lower in 1993 than in 1992, partially resulting from a $5.3 million year-over-year decrease in the reversal of progressive jackpot accruals. The trend in the mix of consolidated casino revenue that existed in 1992 continued into 1993 whereby the table games revenue is decreasing and the slot revenue is increasing. Rooms revenue and food and beverage revenue continued to decline in 1993 as a result of a continuing strategy of using rooms and food and beverage service as a means of promoting casino activity. However, the expansion at Ramada Express caused consolidated rooms revenue for 1993 to finish approximately even with 1992.

Consolidated operating income was $37.4 million in 1993 compared with $32.6 million in 1992. The primary reason for the increase in consolidated operating income is the reduction in net rent.
This reduction was principally caused by the purchase of the AREI/AGP partnership interests in July 1993, which eliminated the rent we incurred for the portion of TropWorld that was owned by AREI/AGP. The net rent reduction was partially offset by the increase in depreciation and amortization that was caused primarily by this purchase. Consolidated casino costs are higher because of the increased use of rooms and food and beverage service as a means of promoting casino activity and increased coin redemptions at TropWorld. Since there is more credit business associated with table games revenue than with slot revenue, the decrease in table games revenue has allowed for a decrease of $1.1 million or 40% in the provision for doubtful accounts. Additional analysis of the performance of each of Aztar's three properties follows.

TROPICANA   Tropicana Resort and Casino in Las Vegas, Nevada,
continued to improve in 1993. Once again, an increase in revenue contributed to improved operating income as Tropicana held the increase in total operating costs to 1% or less. Total revenues for Tropicana were up 3% to $134.9 million in 1993 compared to $130.9 million in 1992 and operating income improved 68% to $7.2 million from $4.3 million. Operating income is after net rent of $6.8 million in 1993 compared to $7.1 million in 1992 and depreciation and amortization of $6.5 million in 1993 compared to $7.1 million in 1992.

Casino revenue was up 7% in 1993 as Tropicana continued its shift in the mix of table games revenue and slot revenue. The table games revenue was down 8% in 1993 on top of a 7% decrease in 1992. Table games revenue has been declining as a result of lower baccarat revenue as we shift from a historical dependence on premium table games to the slot segment of the business. Baccarat revenue amounted to only 3% of casino revenue in 1993 compared to 7% in 1992 and 10% in 1991. Slot revenue, on the other hand, increased 19% in 1993 on top of a 25% increase in 1992. The mix of slot revenue to total casino revenue was 63% in 1993 compared to 56% in 1992 and 49% in 1991. This shift in the revenue mix allows Tropicana to be a steady producer of operating income and less subject to the volatility associated with baccarat revenue.

The number of rooms occupied in 1993 increased 6% over 1992 but the revenues from rooms and food and beverage decreased in 1993 from 1992. This situation is a result of increased complimentaries as we make greater use of our database targeted marketing strategy and as our database increases. The increased complimentaries result in higher casino costs since we charge the cost of complimentaries to the casino department.

Major cost savings in 1993 compared to 1992 occurred in two categories. One reduction was $1.1 million in marketing costs due to less television advertising. The other reduction was also $1.1 million and it occurred in the provision for doubtful accounts. This reduction is a benefit associated with the mix in revenue toward more slot revenue and less table games revenue. With regard to staffing, we operated in 1993 at about the same level as in 1992. However, our payroll and related taxes and benefits went up about 4% in 1993 compared to 1992 primarily from a 9% increase in taxes and benefits.

As we look to 1994, we continue to be optimistic about Tropicana's prospects. With the opening of the approximate 2,500-room Luxor resort in October 1993 and the approximate 5,000-room MGM Grand resort in December 1993 on corners of the Las Vegas Strip and Tropicana Avenue adjacent to our corner, "The New Four Corners" of Las Vegas has become a reality. During the first quarter of 1994, we plan to complete the colorful Caribbean Village motif enhancement to Tropicana's facade that faces these two corners. Customer access to Tropicana will be facilitated by an elevated pedestrian crosswalk system under construction by the State of Nevada. This pedestrian bridge system, with elevators and escalators set back from all four corners, will make pedestrian traffic faster, safer and more convenient. Upon completion of this project, we plan to construct a connecting bridge into the Tropicana casino in order to facilitate access from the MGM Grand resort. We believe that most visitors to Las Vegas will go to one or more casinos besides the one where they are staying. Since we believe this has been true of our customers all along, we welcome the opportunity of having other casino customers so close to our facility, especially those customers that are in the high end of the middle market, which we believe to be the market targeted by these two new resorts.

TROPWORLD   TropWorld Casino and Entertainment Resort in Atlantic
City, New Jersey, had a difficult year in 1993 with the continuing poor economic conditions in the Northeast, a very competitive local market and increased competition from other gaming jurisdictions. The rate of growth for casino revenue in the Atlantic City market was anemic for the year. As participants in the market try to maintain or increase market share in this environment, the costs associated with attracting revenue go up, which causes pressure on margins and profits.

TropWorld's revenues decreased 2% to $327.7 million in 1993 from $334.3 million in 1992 while operating income increased 21% to $33.5 million from $27.7 million. Casino revenue was down $5.1 million or 2% in 1993 compared to 1992. Continuing the trend from prior years, table games revenue in 1993 was down $10.4 million from 1992 while slot revenue was up $5.3 million in spite of a year-over-year $5.3 million decrease in the reversal of slot machine progressive jackpot accruals. The slot revenue percentage of total casino revenue increased again in 1993 to 76% from 73% in 1992 and 69% in 1991. While the slot segment of the casino business has a higher gross operating margin than the table games segment, we believe the customers' desired casino experience includes a certain level of tables games activity. We therefore anticipate the slot revenue percentage of total casino revenue to be maintained rather than to continue to increase.

The increase in slot revenue came at a high cost. We increased promotional programs in anticipation of a greater market growth rate than what actually occurred. Specifically, we increased the number of rooms occupied on a complimentary basis by 11%. There was also an increase in coin redemptions of $4.7 million in 1993 compared to 1992. These two items were the primary causes of a $4.8 million or 3% increase in casino costs for 1993 compared to 1992.

Since payroll and related taxes and benefits are our largest cost item, we continue to monitor the level of full-time equivalent headcounts. These costs in 1993 were $0.3 million less than in 1992.

Net rent in 1993 was $20.4 million compared to $38.2 million in 1992 and depreciation and amortization in 1993 was $20.4 million compared to $17.3 million in 1992. The primary cause of both the decrease in net rent and the increase in depreciation and amortization was the purchase of the AREI/AGP partnership interests as mentioned in the discussion of financial condition.

While the current slow growth in the Atlantic City market is a cause for concern, we believe that infrastructure improvements underway will boost Atlantic City's attractiveness as a destination. Since TropWorld has substantial untapped capacity and there is no significant new casino supply in sight in Atlantic City, the improving economy and increased consumer confidence cause us to be optimistic.

RAMADA EXPRESS   Ramada Express Hotel and Casino in Laughlin,
Nevada started 1993 with approximately 400 hotel rooms, 30,000 square feet of casino space and surface parking for 1,500 vehicles. The facility ended 1993 with approximately 1,500 hotel rooms, 50,000 square feet of casino space, parking for 2,300 vehicles with about one-half in a garage, additional food and beverage facilities, and additional special event and retail space.

The expansion began in September 1992 and was completed in September 1993. Because of this expansion, the operating results for 1993 are not comparable to 1992. Ramada Express revenues were $56.2 million in 1993 compared to $46.8 million in 1992. Operating income was $5.5 million in 1993 compared to $8.7 million in 1992. Operating income is after depreciation and amortization of $5.4 million in 1993 compared to $3.9 million in 1992. Net rent was not significant in either year.

All significant revenue components were higher in 1993 than in 1992 and all significant cost components were higher in 1993 than in 1992. Ramada Express operating income was lower in 1993 than in 1992 as a result of the disruption to its operations associated with the construction activities and additional costs incurred so as to minimize that disruption. In the third quarter 1993, we expensed $1.4 million of costs associated with the opening of the expanded facilities.

During December 1993, we lowered the Ramada Express room rates in order to increase occupancy and to build our customer database. This approach was successful as the Ramada Express occupied room nights more than tripled in December 1993 compared to December 1992.

Now that the expansion is completed and we have one full quarter of operating the expanded facility behind us, we expect improvements in Ramada Express operating income in 1994.

NEW GAMING JURISDICTIONS   In mid-1993, the company began pursuing
the development of its business in various gaming jurisdictions. In addition to those jurisdictions mentioned in the analysis of financial condition, the company was one of four finalists but unsuccessful in its proposal to develop and operate a casino complex in Windsor, Ontario. We also investigated several other locations in Missouri and Indiana. In connection with these efforts, we expensed approximately $1.3 million in development costs in 1993.

In 1994, we hope to begin the operation of a casino riverboat in Caruthersville, Missouri. However, the timing of this is dependent on several factors that are beyond our control. One of these factors is the granting of a gaming license by the Missouri Gaming Commission. The company applied for this license when the Missouri Gaming Commission began taking applications. Another possible factor is a ruling by the Missouri Supreme Court holding unconstitutional some portions of the Missouri gaming law. A statewide election to amend the constitution was scheduled to be held April 5, 1994. We also plan to continue to explore opportunities in new jurisdictions as they become interested in gaming.

INTEREST INCOME AND EXPENSE   Interest income declined by $4.5
million in 1993 compared to 1992. The replacement of the AGP notes receivable on Aztar's balance sheet with the assets acquired in the acquisition of the AREI/AGP partnership interests in July 1993 caused a net decrease of $2.9 million in 1993. Included in this $2.9 million net decrease was an increase of $7.4 million as a result of a $171 million 12 1/4% First Mortgage note receivable from AGP. The company loaned AGP the $171 million in November 1992 so that AGP could redeem its outstanding 12% First Mortgage Notes Due 1996. This note was one of the notes receivable that were replaced in the AREI/AGP acquisition.

Interest expense increased by $14.2 million in 1993 compared to 1992. Interest incurred on the $200 million 11% Senior Subordinated Notes Due 2002 that were issued in October 1992 was $17.2 million higher in 1993 than in 1992. This increase in interest expense was offset by $2.4 million of increased interest being capitalized in 1993 in association with construction projects.

DISCONTINUED OPERATIONS   The company received a refund of $1.2
million in a settlement in 1992 with Canadian tax authorities related to the 1988 and 1989 income tax returns of Ramada Inc.
involving the discontinued hotel business.

EXTRAORDINARY ITEMS   The company had an extraordinary loss in 1992
of $5.3 million, net of an income tax benefit of $2.8 million, related to the payment of a redemption premium and the writeoff of deferred financing costs associated with the redemption of the $171 million outstanding of 12% First Mortgage Notes Due 1996 of AGP.

ACCOUNTING CHANGE   In 1992, the company adopted Statement of
Financial Accounting Standards No. 109 related to the reporting of income taxes. The effect of this action and the company's election not to restate prior-year financial statements resulted in a net deferred income tax benefit of $7.5 million.

Results of Operations - 1992 versus 1991

Aztar's consolidated revenues were $512.0 million for 1992, an increase of 6% from $481.3 million in 1991, reflecting higher revenues from all three properties. The increase in revenues was primarily as a result of increases in casino revenue at all three properties resulting from market growth in the slot segment, added slot machine capacity, improved market shares and the reversal of $6.0 million of progressive jackpot accruals at TropWorld. Rooms and food and beverage revenue declined at all three properties, reflecting a continuing strategy of using rooms and food and beverage service as a means of promoting casino activity.

Aztar's consolidated operating costs and expenses were $479.4 million in 1992, a 3% increase from $467.6 million in 1991. The increase primarily reflects a larger volume of business. Consolidated marketing expenses were higher, reflecting increased marketing expenses at all three properties, as a result of increased staffing, higher levels of expenses for entertainers, and special promotions to stimulate incremental revenue.

Consolidated operating income was $32.6 million in 1992, a 138% improvement over $13.7 million in 1991, reflecting improved operating results at all three properties. Increased revenues from the more profitable slot segment combined with relatively lower increases in costs and expenses resulted in operating efficiencies that led to higher operating margins at all three properties. Operating income is after net rent of $45.7 million in 1992, down $1.5 million from 1991 principally as a result of a $0.9 million decline in the interest factor at Tropicana due to an overall decline in interest rates in 1992.

TROPWORLD   TropWorld had a successful year in 1992 despite
continuing poor economic conditions in the Northeast and a very competitive market. TropWorld revenues rose 8% to $334.3 million in 1992 from $310.3 million in 1991, while the increase in costs and expenses was proportionally less, 3% to $306.6 million from $298.1 million. The most important source of the resulting excellent operating flow-throughs was in the casino, where total revenues increased 9% while associated casino and marketing expenses increased 7%. TropWorld's use of rooms and food and beverage services as a way to promote casino activity resulted in a 10% decrease in revenue in those categories, with a corresponding 9% decrease in rooms and food and beverage costs.

The Atlantic City market recorded strong growth in 1992 with $3.2 billion of casino win*, an increase of 7.5% from 1991. TropWorld's growth exceeded the market's with casino revenue up 8% to $310 million, its highest ever, from $287 million in 1991. Slot operations were the driving force at TropWorld in 1992. Slot win for 1992 was $227.5 million, a 15% increase over $198.4 million in 1991 due to a targeted marketing and product strategy and growth in


* Market comparisons are stated on a calendar basis for the market and the property.

the market. The Atlantic City slot market grew 14% during 1992, reaching $2.114 billion in slot win, up from $1.851 billion in 1991. TropWorld captured 10.8% of the slot market in 1992, compared with a 10.7% share in 1991 and 10.3% in 1990. Atlantic City market-wide table games revenue declined approximately 3% in 1992, to $1.102 billion from $1.140 billion in 1991. TropWorld's table games revenue dropped to $83 million in 1992, a 7% decrease. The decline in table games revenue in 1992 was the fourth consecutive year of decline in the Atlantic City market and the third consecutive year of decline at TropWorld, in both cases somewhat by design. With the easing of restrictions on the allocation of casino floor space, operators are dedicating more floor space to the more profitable slot segment, thereby reducing the number of table games units.

TropWorld's improvements in operating efficiencies, partially a result of the change in the mix of revenue toward higher-margin slots from table games, were reflected in a 127% improvement in operating income, to $27.7 million from $12.2 million. The decrease in table games revenue together with the issuance of less credit has allowed for a decrease in the provision for doubtful accounts of 75% to $0.5 million in 1992 from $2.0 million in 1991. Operating income is after net rent of $38.2 million in 1992, down from $38.6 million in 1991. Depreciation and amortization was $17.3 million in both years. To some extent the year-over-year comparison favors 1992 because of the negative effects the Persian Gulf War had on operations at TropWorld in the first quarter of 1991.

TROPICANA   Tropicana reported improved results for 1992 despite
external factors including a highly competitive market due to unabsorbed capacity and to negative economic conditions, particularly in southern California. The Las Vegas market in 1992 experienced visitor growth that was weak by Las Vegas standards early in the year, countered in part by a boost due to deep air fare discounting during the summer.

Tropicana revenues for 1992 were $130.9 million, a gain of 1% from $129.4 million in 1991. Casino revenue was 8% higher in 1992 than in 1991. Tropicana made significant progress in 1992 in the continuing shift from its historical dependence on premium table games to the slot segment, which has higher growth rates and better profit margins. Slot revenue growth at Tropicana was significantly higher than growth in the market as a result of increased slot machine capacity and improved slot machine product in the casino, coupled with increased slot marketing efforts. Slot revenue at Tropicana rose 27%* in 1992 while Las Vegas market slot revenues rose 9%. Tropicana win from games excluding baccarat was down 3% in 1992. Total games revenue, including baccarat, was down 7%.
The games hold percentage was basically unchanged in 1992 from 1991. The decrease in games revenue allowed for a decrease in the provision for doubtful accounts of 25%, to $2.1 million in 1992 from $2.8 million in 1991.

* Market comparisons are stated on calendar basis for the market and the property.

Occupancy at Tropicana was higher in 1992 than in 1991 by more than two occupancy points. But continuing pressure on room rates in Las Vegas and greater utilization of Tropicana's rooms to promote its casino games resulted in an 8% reduction in rooms revenue. Food and beverage revenue was also lower, by 13%, because of lower demand for banquets and the closing of Tropicana's buffet. Food and beverage costs were correspondingly 14% lower in 1992 than in 1991.

Cost and expenses were $126.6 million in 1992, less than 1% higher than the level of $126.2 million in 1991. Costs and expenses in 1992 included $7.1 million of net rent, compared with $8.0 million in 1991, and depreciation and amortization of $7.1 million in 1992, compared with $6.9 million in 1991. Operating income was $4.3 million in 1992, an increase of 34% from $3.2 million in 1991.

RAMADA EXPRESS   Ramada Express revenues for 1992 were $46.8
million, a 13% increase from $41.6 million in 1991. Costs and expenses rose less than half of the revenue increase, creating good flow-through to profit and higher overall operating margins. Costs and expenses included $3.9 million of depreciation and amortization in 1992, compared with $3.7 million in 1991. Net rent was not significant in either year. Operating income was $8.7 million in 1992, an increase of 45% from $6.0 million in 1991.

Ramada Express turned in a strong operating performance in 1992, improving its market position in a highly competitive atmosphere even as the company commenced in September a $75 million expansion of the property. Despite some negative impact from the woes of the southern California economy, the Laughlin market grew strongly in 1992. Casino revenues* for the market were $506.9 million for 1992, a 9% increase from $463.4 million in 1991. Slot revenue growth for the Laughlin market was particularly strong, with slot revenues growing 12% during 1992, while Ramada Express slot revenue grew 22% in the same period. Rooms occupancy for the Laughlin market was 91% for 1992 compared with 90% in 1991. Occupancy at Ramada Express was 90% in 1992, 2.5 occupancy points higher than the previous year.

INTEREST INCOME AND EXPENSE   Interest income increased $2.5
million in 1992 from 1991, due principally to the $171 million note receivable from AGP. Consolidated interest expense in 1992 was $31.1 million, down $1.0 million from the prior year. The company incurred $5.2 million of interest expense in 1992 in connection with the $200 million 11% Senior Subordinated Notes Due 2002 issued in October 1992. That increase was offset by decreases in interest expense that occurred principally as a result of three factors, the primary factor being the expiration on December 31, 1991 of an interest rate swap agreement. The other factors were the payment in January 1992 of a settlement with the Internal Revenue Service on which interest had been accrued in 1991 and the capitalization of interest on the Ramada Express expansion.

* Market comparisons are stated on a calendar basis for the market and the property.

UNCONSOLIDATED PARTNERSHIP   The company's loss on its equity share
in Tropicana Enterprises, the partnership that owns the Tropicana land and improvements, declined as a result of lower interest expense due to an overall decline in interest rates in 1992 on the floating rate bank financing of Tropicana Enterprises. Aztar is a noncontrolling 50% partner in Tropicana Enterprises.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 30, 1993

                            1993      1992      1991      1990      1989
                          --------  --------  --------  --------  --------
Statement of Operations
 Data (in thousands)
Revenues                  $518,762  $512,045  $481,285  $515,060  $522,255
Operating income (loss)(a)  37,419    32,609    13,654    (3,574)  (33,812)
Net interest income and
 expense (a)               (21,191)   (2,477)   (5,856)   (4,480)  (20,950)
Other, net                  (3,822)   (4,125)   (5,030)   (6,905)   (7,422)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change                     11,382    16,378     2,708   (15,922)  (47,689)
Discontinued operations         --     1,262     2,553        --   127,130
Extraordinary items             --    (5,335)    1,237       963        --
Cumulative effect of
 accounting change (b)          --     7,500        --        --        --
Net income (loss)           11,382    19,805     6,498   (14,959)   79,441

Common Stock Data
 (per share)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change:
   Earnings per common
     and common
     equivalent share     $    .28  $    .41  $    .05  $   (.42) $  (1.17)
   Earnings per common
     share assuming
     full dilution             .27       .40       .05         *     (1.15)
Cash dividends declared         --        --        --        --      1.00
Equity                        9.29      9.03      8.42      8.29      8.28

* Anti-dilutive

Balance Sheet Data
 (in thousands at
   year end)
Total assets              $877,171  $849,565  $638,474  $641,905  $678,476
Long-term debt             404,086   378,058   176,693   180,391   181,102
Series B ESOP convertible
 preferred stock             3,905     2,998     2,059     1,056        --
Shareholders' equity       346,988   333,749   318,900   312,771   338,528

(a)  See "Note 18. Acquisition" of the Notes to Consolidated Financial
     Statements.
(b) See "Note 16. Cumulative Effect of Accounting Change" of the Notes to Consolidated Financial Statements.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------







To the Shareholders and Board of Directors
Aztar Corporation




Our report on the consolidated financial statements of Aztar Corporation and Subsidiaries is included in this report on Form 10-K on page F-1. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules listed in the index on page 21 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND






Phoenix, Arizona
February 11, 1994

                 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               (in thousands)


   COLUMN A        COLUMN B    COLUMN C    COLUMN D   COLUMN E     COLUMN F
- --------------     --------    --------    --------   --------     --------
                   Balance at               Retire-                 Balance
                   Beginning   Additions   ments or     Other      at End of
 Description        of Year     at Cost      Sales     Changes        Year
- --------------     ---------   ---------   --------   ---------    ---------

1993
- ----
 Buildings and
   equipment       $399,670    $ 83,851    $  3,352   $306,841 (a)
                                                           819 (b) $787,829

 Land                78,853       2,942          --         --       81,795
 Leased under
   capital leases    54,751         385         459    (45,267)(a)    9,410
 Construction in
   progress          15,718      (8,989)         --        741 (a)
                                                          (769)(b)    6,701
                   --------    --------    --------   --------     --------
                   $548,992    $ 78,189    $  3,811   $262,365     $885,735
                   ========    ========    ========   ========     ========
1992
- ----
 Buildings and
   equipment       $394,035    $ 11,339    $  5,704   $     --     $399,670
 Land                78,735         118          --         --       78,853
 Leased under
   capital leases    51,727       3,687         663         --       54,751
 Construction in
   progress           6,568       9,150          --         --       15,718
                   --------    --------    --------   --------     --------
                   $531,065    $ 24,294    $  6,367   $     --     $548,992
                   ========    ========    ========   ========     ========
1991
- ----
 Buildings and
   equipment       $385,096    $ 20,071    $  9,082   $ (2,050)(b) $394,035
 Land                76,181       2,554          --         --       78,735
 Leased under
   capital leases    50,276       3,282       1,684       (147)(b)   51,727
 Construction in
   progress          10,883      (4,225)         90         --        6,568
                   --------    --------    --------   --------     --------
                   $522,436    $ 21,682    $ 10,856   $ (2,197)    $531,065
                   ========    ========    ========   ========     ========

(a)  Acquisition of AREI/AGP partnership interests.

(b)  Primarily transfers and reclassifications.

            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               (in thousands)


    COLUMN A        COLUMN B    COLUMN C    COLUMN D   COLUMN E     COLUMN F
- ------------------ ----------  ----------  ---------- ----------   ----------
                   Balance at  Additions    Retire-                Balance at
                   Beginning   Charged to  ments or     Other        End of
   Description      of Year     Expense      Sales     Changes        Year
- ------------------ ----------  ----------  ---------- ----------   ----------

1993
- ----
 Buildings and
   equipment       $112,442    $ 29,672    $  2,424   $     --     $139,690
 Leased under
   capital leases    45,489       1,899         457    (38,564)(a)    8,367
                   --------    --------    --------   --------     --------
                   $157,931    $ 31,571    $  2,881   $(38,564)    $148,057
                   ========    ========    ========   ========     ========
1992
- ----
 Buildings and
   equipment       $ 93,689    $ 24,111    $  5,358   $     --     $112,442
 Leased under
   capital leases    42,524       3,533         568         --       45,489
                   --------    --------    --------   --------     --------
                   $136,213    $ 27,644    $  5,926   $     --     $157,931
                   --------    --------    --------   --------     --------
1991
- ----
 Buildings and
   equipment       $ 78,072    $ 23,282    $  6,496   $ (1,169)(b) $ 93,689
 Leased under
   capital leases    39,671       3,668         668       (147)(b)   42,524
                   --------    --------    --------   --------     --------
                   $117,743    $ 26,950    $  7,164   $ (1,316)    $136,213
                   ========    ========    ========   ========     ========




(a)  Acquisition of AREI/AGP partnership interests.

(b)  Primarily transfers and reclassifications.

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               (in thousands)


    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
- ------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
- ------------------- ------------ ------------    ----------    ------------

Allowance for
 doubtful accounts
 receivable:

 1993               $  13,124    $   1,566(a)    $   4,782(d)  $   9,908

 1992                  14,349        2,622(a)        3,847(d)     13,124

 1991                  15,126        4,763(a)        5,540(d)     14,349


Deferred income
 tax asset
 valuation
 allowance:

 1993               $  24,732    $     479(b)    $   4,237(e)  $  20,974

 1992                      --       25,562(a)(c)       830(d)     24,732


(a)  Charged to costs or expenses.

(b) Reflects an adjustment to the deferred income tax asset account for the effect of legislation that increased the federal income tax rate from 34% to 35%.

(c) Allowance established in 1992 in connection with the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(d)  Related assets charged against allowance account.

(e) Reflects a reduction of $3,878,000, with a corresponding decrease to the 1993 income tax expense, due to the generation of taxable income that resulted in the utilization of a portion of a net operating loss carryforward. The remainder of the reduction represented charges of deferred tax assets against the valuation allowance account.

           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 30, 1993, December 31, 1992 and January 2, 1992
                               (in thousands)



                    COLUMN A                            COLUMN B
      -------------------------------------        ------------------
                                                       Charged to
                      Item                         Costs and Expenses
      -------------------------------------        ------------------

      1993
      ----
        Advertising                                   $  5,714 (a)
        Property taxes                                  14,183
        Gaming revenue taxes                            34,758


      1992
      ----
        Advertising                                   $  7,484 (a)
        Property taxes                                  13,692
        Gaming revenue taxes                            33,647


      1991
      ----
        Advertising                                   $  7,082 (a)
        Property taxes                                  12,905
        Gaming revenue taxes                            30,493











      (a) Includes only direct media costs paid by the Company.

EXHIBIT INDEX
- -------------

3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

3.2 By-Laws, as amended and restated May 9, 1991, filed as Exhibit 1 to Aztar Corporation's Form 8-K dated May 9, 1991 and incorporated herein by reference.

4.1 Rights Agreement between Aztar Corporation and First Interstate Bank of Arizona, N.A. as Rights Agent, filed as Exhibit 4.1 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

4.2(a) Indenture, dated as of December 15, 1989, among Aztar Mortgage Funding, Inc., Ramada Inc., as guarantor, and First Interstate Bank of Arizona, N.A., as Trustee, relating to the First Mortgage Notes Due 1996, filed as Exhibit 4.2 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

4.2(b) Instrument of Appointment and Acceptance of Successor Trustee dated as of January 26, 1993, among Aztar Mortgage Funding, Inc., as Issuer, Aztar Corporation, as Guarantor, First Interstate Bank of Arizona N.A., as resigning Trustee, and First Bank National Association, as successor Trustee.

4.3 Indenture, dated as of October 8, 1992, between Aztar Corporation and Bank of America National Trust & Savings Association, as Trustee, relating to the Senior Subordinated Notes due 2002 of Aztar Corporation, filed as Exhibit 4.1 to Aztar Corporation's Form 10-Q for the quarter ended October 1, 1992 and incorporated herein by reference.

10.1 Amended and Restated Lease (Tropicana Hotel/Casino) between Tropicana Enterprises and Hotel Ramada of Nevada, dated November 1, 1984, filed as Exhibit 10.20 to Ramada Inc.'s 1984 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

10.2 Amended and Restated Partnership Agreement by and between the Jaffe Group and Adamar of Nevada, entered into as of November 1, 1984, filed as Exhibit 10.22 to Ramada Inc.'s 1984 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*10.3(a) Management (Severance) Agreement, dated December 30, 1981, by and between Ramada Inc. and Paul E. Rubeli, filed as Exhibit 10(l) to Ramada Inc.'s 1981 Form 10-K (Commission File Number 1-5440) and incorporated herein by reference.

*10.3(b) Management (Severance) Agreement, dated October 30, 1985, by and between Ramada Inc. and Robert M. Haddock, filed as Exhibit 10.29 to Ramada Inc.'s 1985 Form 10-K (Commission File Number 1-5440) and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
- -------------

*10.3(c) Severance Agreements by and between Ramada Inc. and 2 executives of Ramada Inc. prior to the Restructuring, filed as Exhibit 10.18(a) and (b) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.3(d) Severance Agreements by and between Ramada Inc. and certain executives of Ramada Inc. prior to the Restructuring, filed as
          Exhibit 10.18(c),(d),(e),(f),(g),(h) and (i) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.3(e)  Amendment to Severance Agreement by and between Ramada Inc. and Paul
          E. Rubeli prior to the Restructuring, filed as Exhibit 10.18(j) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.3(f) Amendment to Severance Agreements by and between Ramada Inc. and certain executives of Ramada Inc. prior to the Restructuring, filed as Exhibit 10.18(k),(l),(m),(n) and (o) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.4 Ramada Express Expansion Design-Build Construction Agreement, dated as of August 24, 1992, by and between Mardian Construction Company and Ramada Express, Inc., filed as Exhibit 10.32 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.5     Aztar Corporation 1989 Stock Option and Incentive Plan filed as
          Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.

10.6 Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

10.7 Mortgage and Fixture Security Agreement, dated December 15, 1989, made by Ambassador General Partnership, Adamar of New Jersey, Inc., Atlantic-Deauville Inc. and Aztar Mortgage Funding, Inc., covering TropWorld, filed as Exhibit 10.38 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.8 Mortgage and Fixture Security Agreement, dated December 15, 1989, made by Adamar of New Jersey, Inc., Atlantic-Deauville Inc., Adamar Garage Corporation and Aztar Mortgage Funding, Inc., covering the Barbun Parking Garage, filed as Exhibit 10.39 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
- -------------

10.9 Mortgage and Fixture Security Agreement, dated December 15, 1989, made by Adamar of New Jersey, Inc., Atlantic-Deauville Inc., Adamar Garage Corporation and Aztar Mortgage Funding, Inc., covering the Transportation Center, filed as Exhibit 10.40 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.10 Mortgage and Collateral Assignment, dated December 15, 1989, made by Adamar of New Jersey, Inc., Adamar Garage Corporation and First Fidelity Bank of New Jersey, National Association, as Trustee, covering the Barbun Parking Garage, filed as Exhibit 10.41 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.11 Security Agreement and Assignment of Contracts, dated December 15, 1989, by and among Adamar of New Jersey, Inc., Ambassador General Partnership, Atlantic-Deauville Inc. and Aztar Mortgage Funding, Inc., covering TropWorld, filed as Exhibit 10.44 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.12 Collateral Assignment of Commercial Leases, dated December 15, 1989, made by Adamar of New Jersey, Inc. and Aztar Mortgage Funding, Inc., covering the Expansion, filed as Exhibit 10.46 to Aztar
          Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.13 Collateral Assignment of Option to Purchase, dated December 19, 1989, made by Ambassador General Partnership to Aztar Mortgage Funding, Inc., covering the Transportation Center Air Space Parcel and the Barbun Parking Garage, filed as Exhibit 10.47 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.14 Assignment and Agreement, dated December 15, 1989, made by Adamar of New Jersey, Inc., Ambassador General Partnership, Atlantic-Deauville Inc., Adamar Garage Corporation and First Interstate Bank of Arizona, N.A., filed as Exhibit 10.48 to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.15 Subordination Agreement, among Aztar Corporation, Adamar of New Jersey, Inc., Aztar Mortgage Funding, Inc. and Ambassador General Partnership, filed as Exhibit 4.15 to Aztar Mortgage Funding, Inc. and Aztar Corporation's Registration Statement No. 33-29701 and incorporated herein by reference.

*10.16(a) Employee Stock Ownership Plan of Aztar Corporation, as amended and restated effective December 19, 1989, dated December 12, 1990, filed as Exhibit 10.60(a) to Aztar Corporation's 1990 Form 10-K and incorporated herein by reference.


*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
- -------------

10.16(b) Term Loan Agreement, dated as of December 19, 1989, by and among State Street Bank and Trust Company, as Trustee, Adamar Garage Corporation, as lender, and Aztar Corporation, filed as Exhibit 10.50(b) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.16(c) Preferred Stock Purchase Agreement, dated as of December 19, 1989, between Ramada Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 10.50(c) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.16(d) Letter Agreement, dated as of December 19, 1989, between Aztar Corporation and State Street Bank and Trust Company, as Trustee, relating to the Employee Stock Ownership Plan of Aztar Corporation, filed as Exhibit 10.50(d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.17(a) Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit 2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.17(b) Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding "Net Cash Flows from Investing Activities", filed as Exhibit 2.1(a) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.17(c) Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.18 Reorganization Agreement, dated as of April 17, 1989, between Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.2 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.19 Tax Sharing Agreement, dated as of April 17, 1989, among New World Hotels (U.S.A), Inc., Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.3 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.20 Guaranty and Acknowledgement Agreement, dated as of April 17, 1989, among New World Development Company Limited, New World Hotels (Holdings) Limited, New World Hotels (U.S.A.), Inc. and RI Acquiring Corp., filed as Exhibit 2.4 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

EXHIBIT INDEX
- -------------

*10.21 Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*10.22 Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

10.23 First Amended and Restated Credit Agreement, dated December 28, 1993, by and among Ramada Express, Inc., Aztar Corporation, First Interstate Bank of Nevada, N.A., as agent, Midlantic National Bank, The Daiwa Bank, Limited, NBD Bank, N.A. and First Security Bank of Idaho, N.A., and the Lenders listed therein.

10.24 Loan Agreement by and between Tropicana Enterprises, Hotel Ramada of Nevada, Ramada Inc. and Lenders made and entered into November 19, 1984, as amended, filed as Exhibit 10.23 to Ramada Inc.'s 1984 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*10.25 Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*10.26 Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through
          (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.27 Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*10.28 Deferred Compensation Agreements entered into by and between Ramada and certain outside Directors as of December 1, 1983, filed as Exhibits 10.62(a),(b),(c) and (d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

11.       Statement Regarding Computation of Per Share Earnings.

21.       Subsidiaries of Aztar Corporation.

23.       Consent of Coopers & Lybrand.





*Indicates a management contract or compensatory plan or arrangement.