Form 10-Q
period 1994-03-31
AZTAR CORP
filed 1994-05-03
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------
                             OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number   1-5440
                       ----------------------------------------

                          AZTAR CORPORATION
- - ---------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


       Delaware                               86-0636534
- - -----------------------------------        -------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


 2390 East Camelback Road, Suite 400, Phoenix, Arizona  85016
- - --------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (602) 381-4100
                                                  ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    -----

At April 28, 1994, the registrant had outstanding 37,370,189 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at March 31, 1994 and
    December 30, 1993                                                3

    Consolidated Statements of Operations for the quarters
    ended March 31, 1994 and April 1, 1993                           5

    Consolidated Statements of Cash Flows for the quarters
    ended March 31, 1994 and April 1, 1993                           6

    Consolidated Statements of Shareholders' Equity for the
    quarters ended March 31, 1994 and April 1, 1993                  8

    Notes to Consolidated Financial Statements                       9

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               March 31,     December 30,
                                                 1994           1993
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   35,020   $   39,551
  Accounts receivable, net                         19,673       19,170
  Refundable income taxes                           1,009        2,062
  Inventories                                       5,466        5,564
  Prepaid expenses                                  7,803        9,206
  Deferred income taxes                             6,498        6,566
                                               ----------   ----------
    Total current assets                           75,469       82,119

Investments in and advances to
  unconsolidated partnership                       13,460       13,776
Other investments                                  22,820       22,131

Property and equipment:
  Buildings and equipment, net                    640,639      648,139
  Land                                             81,795       81,795
  Construction in progress                         19,674        6,701
  Leased under capital leases, net                    972        1,043
                                               ----------   ----------
                                                  743,080      737,678

Other assets                                       20,527       21,467
                                               ----------   ----------

                                               $  875,356   $  877,171
                                               ==========   ==========


















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                              March 31,     December 30,
                                                1994            1993
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   32,531       $   39,515
  Accrued payroll and employee benefits         17,209           15,823
  Accrued interest payable                      13,489           13,714
  Income taxes payable                           2,644            2,633
  Current portion of long-term debt              2,503            2,499
                                            ----------       ----------
    Total current liabilities                   68,376           74,184

Long-term debt                                 404,033          404,086
Other long-term liabilities                     22,368           21,882
Deferred income taxes                           25,047           26,126
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $4,335 and $4,295)           4,129            3,905

Shareholders' equity:
  Common stock, $.01 par value (37,368,426
    and 37,359,011 shares outstanding)             414              414
  Paid-in capital                              346,965          346,965
  Retained earnings                             20,956           16,559
  Less: Treasury stock                         (16,885)         (16,885)
        Unearned compensation                      (47)             (65)
                                            ----------       ----------
            Total shareholders' equity         351,403          346,988
                                            ----------       ----------

                                            $  875,356       $  877,171
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          For the periods ended March 31, 1994 and April 1, 1993
          ------------------------------------------------------
                   (in thousands, except per share data)

                                                          First Quarter
                                                        ------------------
                                                          1994      1993
Revenues                                                --------  --------
  Casino                                                $106,972  $104,359
  Rooms                                                   10,056     7,343
  Food and beverage                                       10,577     8,487
  Other                                                    2,961     2,133
                                                        --------  --------
                                                         130,566   122,322
Costs and expenses
  Casino                                                  48,610    51,299
  Rooms                                                    5,892     4,186
  Food and beverage                                        9,421     7,942
  Other                                                    1,842     1,485
  Marketing                                               11,442    11,550
  General and administrative                              11,694    11,060
  Utilities                                                3,156     2,677
  Repairs and maintenance                                  4,567     4,463
  Provision for doubtful accounts                          1,051       452
  Property taxes and insurance                             4,416     4,183
  Net rent                                                 2,345    12,547
  Depreciation and amortization                            9,286     6,961
                                                        --------  --------
                                                         113,722   118,805
                                                        --------  --------
Operating income                                          16,844     3,517

  Interest income                                            556    11,719
  Interest expense                                       (11,822)  (11,727)
                                                        --------  --------
Income before other items and income taxes                 5,578     3,509

  Equity in unconsolidated partnership's loss               (940)     (967)
                                                        --------  --------
Income before income taxes                                 4,638     2,542

  Income taxes                                               (85)     (958)
                                                        --------  --------
Net income                                              $  4,553  $  1,584
                                                        ========  ========

Net income per common and common equivalent share       $    .11  $    .04

Net income per common share assuming full dilution      $    .11  $    .04

Weighted average common shares applicable to:
  Net income per common and common equivalent share       38,261    38,291
  Net income per common share assuming full dilution      39,292    39,341

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
            For the periods ended March 31, 1994 and April 1, 1993
            -------------------------------------------------------
                                (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1994       1993
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $   4,553   $   1,584
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                           9,810       7,416
   Provision for losses on accounts receivable             1,051         452
   Loss on reinvestment obligation                           131         243
   Interest income                                            --       1,460
   Rent expense                                              237        (782)
   Distribution in excess of equity in income
     of partnership                                          316         323
   Deferred income taxes                                  (1,011)        585
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (1,754)      1,253
     (Increase) decrease in refundable income taxes        1,053          90
     (Increase) decrease in inventories and
      prepaid expenses                                     1,417         984
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable           (5,010)    (17,047)
     Other items, net                                        212         368
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     11,005      (3,071)
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on TropWorld second mortgage                --      21,300
Payments received on other notes receivable                  454         873
Increase in TropWorld second mortgage                         --     (21,300)
Increase in other notes receivable                            --        (239)
Purchases of property and equipment                      (14,140)    (16,974)
Additions to other long-term assets                       (1,307)     (1,719)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (14,993)    (18,059)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  10,000          --
Proceeds from issuance of common stock                        --       2,048
Principal payments on long-term debt                     (10,117)     (1,016)
Preferred stock dividend                                    (389)       (395)
Redemption of preferred stock                                (37)        (17)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities       (543)        620
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (4,531)    (20,510)
Cash and cash equivalents at beginning of period          39,551     100,403
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  35,020   $  79,893
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
            For the periods ended March 31, 1994 and April 1, 1993
            -------------------------------------------------------
                                (in thousands)
                                                             First Quarter
                                                          -------------------
                                                            1994       1993
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --   $    247
 Tax benefit from stock options and preferred stock
   dividend                                                     43        277

Cash paid (refunded) during the period for the following:
 Interest, net of amount capitalized                      $ 11,542   $ 22,097
 Income taxes                                                  (11)       122


































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
            For the periods ended March 31, 1994 and April 1, 1993
         ------------------------------------------------------------
                    (in thousands, except number of shares)


                                                           First Quarter
                                                      ---------------------
                                                         1994        1993
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    410
 Stock options exercised for 321,808 shares
   in 1993                                                  --           3
                                                      --------    --------
   Ending balance                                          414         413
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     346,965     344,574
 Stock options exercised                                    --       2,045
 Tax benefit from stock options exercised                   --         233
                                                      --------    --------
   Ending balance                                      346,965     346,852
                                                      --------    --------

Retained earnings:
 Beginning balance                                      16,559       5,787
 Preferred stock dividend, net of income tax
   benefit of $43 and $44                                 (156)       (154)
 Net income                                              4,553       1,584
                                                      --------    --------
   Ending balance                                       20,956       7,217
                                                      --------    --------

Treasury stock:
 Beginning and ending balance                          (16,885)    (16,885)
                                                      ---------   ---------
Unearned compensation:
 Beginning balance                                         (65)       (137)
 Amortization                                               18          19
                                                      --------    --------
   Ending balance                                          (47)       (118)
                                                      --------    --------

                                                      $351,403    $337,479
                                                      ========    ========








The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1:  General
- - ----------------
The consolidated financial statements reflect all adjustments, such adjust-ments being normal recurring accruals, which are necessary, in the opinion of management, for the fair presentation of the results of the interim periods; interim results, however, may not be indicative of the results for the full year.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Capitalized interest was $495,000 and $712,000 for the quarters ended 1994 and 1993, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1993.

Note 2: Investments in and Advances to Unconsolidated Partnership
- - -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended March 31, 1994 and April 1, 1993 (in thousands):

                                            First Quarter
                                       ----------------------
                                         1994          1993
                                       --------      --------
   Revenues                            $  3,582      $  3,152
   Operating expenses                      (683)         (694)
                                       --------      --------
   Operating income                       2,899         2,458
   Interest expense                        (923)         (967)
                                       --------      --------

     Net income                        $  1,976      $  1,491
                                       ========      ========

Note 3:  Other Long-term Liabilities
- - -------------------------------------
At March 31, 1994 and December 30, 1993, other long-term liabilities consisted of (in thousands):

                                                  1994        1993
                                                --------    --------
   Accrued rent expense                         $ 13,921    $ 13,684
   Deferred compensation and retirement plans      8,293       8,044
   Deferred income                                   154         154
                                                --------    --------

                                                $ 22,368    $ 21,882
                                                ========    ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Income Taxes
- - ----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1991. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1988. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The December 30, 1993 valuation allowance was reduced during the 1994 first quarter due to the generation of taxable income that resulted in the utilization of a portion of the net operating loss carryforward. The effect of this reduction was to decrease the 1994 first quarter income tax expense by $1,604,000.

Note 5:  Net Income Per Share
- - -----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 6:  Contingencies and Commitments
- - --------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. ("MCPSI") subsidiary. In connection with these matters, the Company has an accrued liability of $3,978,000 and $3,980,000 at March 31, 1994 and December 30, 1993,
respectively.

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

The Company had commitments for capital expenditures of approximately $20,000,000 at March 31, 1994.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

On April 5, 1994, a Missouri statewide election defeated a proposed constitutional amendment that would have allowed games of chance, such as slot machines, on riverboats. The Company's application, filed with the Missouri Gaming Commission, for a gaming license to operate a casino riverboat in Caruthersville, Missouri is pending. The Company intends to proceed with this project utilizing games as approved by the Missouri Gaming Commission.

On April 21, 1994, the Company was ranked first among six applicants by the citizen selection committee of the City of Evansville, Indiana, to operate the only riverboat gaming facility planned to be licensed in the Evansville market. The Company, along with the second and third choices of the committee, will enter into negotiations with the City for a development agreement. Such negotiations are expected to be completed by July 1, 1994. Aztar's application for an Indiana gaming license is pending. The Indiana Gaming Commission has indicated that it anticipates issuing a license for Evansville this fall. Evansville, on the Ohio River in southwestern Indiana, is a market of 650,000 persons within 50 miles and 2.5 million within 100 miles, including the metropolitan Louisville, Kentucky area. Aztar's proposed project, at an estimated cost of $100 million, would include a replica of the historic "Robert E. Lee" racing sidewheel steamboat. The boat will have a 37,000-square-foot casino with 1,250 slot machines and 70 table games and will have a capacity of 2,500 passenger guests and a crew of 300. The project would also include, among other things, a 250-room hotel and a 44,000-square-foot entertainment complex for pre-boarding facilities, restaurants, lounge and retail shops. With the boat due for delivery by April 1995, operations could commence in the summer of 1995 utilizing permanent docking facilities and interim boarding facilities, with all permanent facilities in place by December 1995. A number of approvals are required, among which are approval of elements of the project by the U.S. Army Corps of Engineers and the U.S. Coast Guard.

In the event that the Company is granted approval by the applicable jurisdictions to proceed with one or both of these riverboat projects, financing may be required to fund the related capital expenditures. The Company is continuing its efforts to explore opportunities in new jurisdictions in which the likelihood of legalization of gaming in the near term is high and where the potential markets meet our standards for sound, meaningful long-term opportunities.

At March 31, 1994, the Company had commitments of $20,000,000 for the purchase of fixed assets.

Results of Operations

Quarter Ended March 31, 1994 Compared to Quarter Ended April 1, 1993

The Company's consolidated revenues were $130.6 million for the 1994 first quarter, a 7% increase over $122.3 million for the 1993 first quarter, as increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. Consolidated operating income was $16.8 million in the 1994 first quarter compared with $3.5 million in the 1993 first quarter. The primary reason for the increase in consolidated

                      AZTAR CORPORATION AND SUBSIDIARIES

operating income is a reduction in net rent at TropWorld. This reduction was principally caused by the purchase in July 1993 of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. The reduction in consolidated net rent was partially offset by an increase in consolidated depreciation and amortization that was caused in large part by this purchase, combined with higher depreciation and amortization at Ramada Express due to the major expansion of that facility completed in September 1993. The Ramada Express expansion was the primary cause for an increase in the consolidated utilities expense in the 1994 first quarter. Consolidated casino costs were lower in the 1994 first quarter compared to last year's first quarter largely as a result of a reduction in complimentaries and coin redemptions at TropWorld.

Consolidated interest income was $11.2 million lower in the 1994 first quarter compared to last year's first quarter principally as a result of the replacement on Aztar's balance sheet of the AGP notes receivable with the assets acquired in the AREI/AGP acquisition.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

RAMADA EXPRESS At Ramada Express, revenues and operating income for the 1994 first quarter increased substantially over last year's first quarter due to the major expansion of that facility completed in September 1993. Total revenues were $21.8 million in the 1994 first quarter, a 70% increase over $12.8 million in the 1993 first quarter, reflecting increases in all revenue components. Hotel occupancy was 92% on a 1,500-room base for the 1994 first quarter compared to 94% on a 400-room base for the 1993 first quarter.

Operating income was $5.5 million in the first quarter of 1994 compared to $2.7 million in last year's first quarter, a 106% increase. Operating income is after net rent and depreciation and amortization expenses. Net rent was insignificant in both quarters. As a result of the expanded facility, depreciation and amortization was $1.9 million in the 1994 first quarter compared to $1.1 million in last year's first quarter.

TROPICANA Total revenues at Tropicana were $36.7 million in the 1994 first quarter, up 11% from $33.0 in last year's first quarter. The increase in revenues reflects significant pedestrian walk-in business being generated by the new properties recently opened at the intersection of Las Vegas Boulevard and Tropicana Avenue, commonly referred to as "The New Four Corners" of Las Vegas. Management believes that walk-in business will be further enhanced upon completion of construction by the State of Nevada of the pedestrian skywalks which will connect the four corners at this intersection. The skywalks connecting Tropicana with the two neighboring properties opened in April 1994, and the remainder are scheduled for completion by May 15, 1994.

Casino revenues were up 10% primarily as a result of a 16% increase in table games revenue due to a higher hold percentage. In addition, slot revenue improved 6% in the 1994 versus 1993 first quarter. Rooms revenue was 16% higher principally because of higher room rates combined with higher occupancies during the first quarter of 1994 compared to last year's first quarter. The higher hotel occupancies, combined with the additional pedestrian walk-in business mentioned previously, caused a 15% increase in food and beverage revenue.

                     AZTAR CORPORATION AND SUBSIDIARIES

Tropicana's operating income improved 90% to $4.1 million for the first quarter of 1994 from $2.2 million for the first quarter of 1993. Operating income is after net rent and depreciation and amortization expenses. Net rent was $1.9 million in the 1994 first quarter versus $1.7 million in the 1993 first quarter. Depreciation and amortization was $1.6 million in both quarterly periods. Total costs and expenses increased by a modest 6% in comparison to the 11% increase in total revenues. Since there is more credit business associated with table games revenue than with slot revenue, the increase in table games revenue caused an increase in the provision for doubtful accounts.

TROPWORLD Total revenues at TropWorld were $72.1 million in the 1994 first quarter compared to $76.5 million in the 1993 first quarter, a 6% decrease primarily as a result of lower casino revenue. The decline in casino revenue was caused by a reduction in the use of complimentary rooms and food and beverage service as a means of promoting casino activity. In addition, there was a decrease in coin redemptions in this year's first quarter compared to last year's first quarter. Severe weather conditions in the East were, in large part, the cause of declines in the market's growth rate for casino revenue during January and February.

TropWorld had operating income of $9.5 million in the 1994 first quarter compared to $0.8 million in last year's first quarter. The increase in TropWorld's operating income was largely due to the effects of the AREI/AGP acquisition which resulted in a reduction in net rent expense, partially offset by higher depreciation and amortization expense. Net rent declined from $10.7 million in the 1993 first quarter to $0.3 million in the 1994 first quarter. Depreciation and amortization increased from $4.2 million in the 1993 first quarter to $5.7 million in the 1994 first quarter. In addition to the effects of the AREI/AGP acquisition, operating costs decreased at TropWorld as a result of a $5.0 million or 14% reduction in casino costs attributable to the decrease in complimentaries and coin redemptions.
                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no recent developments in legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                                    Page No.
                                                                   ----------
11   Statement regarding computation of net income per share        *

* See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

     All other exhibits have been omitted because the information is either not required or not applicable.

(b) The Company did not file any report on Form 8-K during the quarter ended March 31, 1994.

               AZTAR CORPORATION AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AZTAR CORPORATION
                                 ------------------------------
                                         (Registrant)





Date  May 2, 1994                By  /s/ Robert M. Haddock
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
- - -------------

11. Statement regarding computation of net income per share.