Form 10-Q
period 1994-06-30
AZTAR CORP
filed 1994-08-03
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               --------------
                             OR
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

At July 28, 1994, the registrant had outstanding 37,374,666 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at June 30, 1994 and
    December 30, 1993                                                3

    Consolidated Statements of Operations for the quarters
    and six months ended June 30, 1994 and July 1, 1993              5

    Consolidated Statements of Cash Flows for the six months
    ended June 30, 1994 and July 1, 1993                             7

    Consolidated Statements of Shareholders' Equity for the
    six months ended June 30, 1994 and July 1, 1993                  9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               June 30,      December 30,
                                                 1994           1993
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   30,258   $   39,551
  Accounts receivable, net                         19,228       19,170
  Refundable income taxes                              31        2,062
  Inventories                                       5,445        5,564
  Prepaid expenses                                  8,792        9,206
  Deferred income taxes                             6,512        6,566
                                               ----------   ----------
    Total current assets                           70,266       82,119

Investments in and advances to
  unconsolidated partnership                       13,149       13,776
Other investments                                  23,393       22,131

Property and equipment:
  Buildings and equipment, net                    646,782      648,139
  Land                                             81,795       81,795
  Construction in progress                         17,053        6,701
  Leased under capital leases, net                    901        1,043
                                               ----------   ----------
                                                  746,531      737,678

Other assets                                       20,645       21,467
                                               ----------   ----------

                                               $  873,984   $  877,171
                                               ==========   ==========


















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                              June 30,      December 30,
                                                1994            1993
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   35,063       $   39,515
  Accrued payroll and employee benefits         17,601           15,823
  Accrued interest payable                      13,719           13,714
  Income taxes payable                           2,623            2,633
  Current portion of long-term debt              2,509            2,499
                                            ----------       ----------
    Total current liabilities                   71,515           74,184

Long-term debt                                 393,966          404,086
Other long-term liabilities                     22,860           21,882
Deferred income taxes                           23,474           26,126
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $4,474 and $4,295)           4,323            3,905

Shareholders' equity:
  Common stock, $.01 par value (37,372,909
    and 37,359,011 shares outstanding)             414              414
  Paid-in capital                              346,965          346,965
  Retained earnings                             27,382           16,559
  Less: Treasury stock                         (16,885)         (16,885)
        Unearned compensation                      (30)             (65)
                                            ----------       ----------
            Total shareholders' equity         357,846          346,988
                                            ----------       ----------

                                            $  873,984       $  877,171
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended June 30, 1994 and July 1, 1993
              ----------------------------------------------------
                      (in thousands, except per share data)


                                         Second Quarter        Six Months
                                      ------------------- -------------------
                                         1994      1993      1994      1993
                                      --------- --------- --------- ---------
Revenues
  Casino                              $110,108  $111,954  $217,080  $216,313
  Rooms                                 10,910     7,387    20,966    14,730
  Food and beverage                     11,309     8,991    21,886    17,478
  Other                                  3,420     2,449     6,381     4,582
                                      --------  --------  --------  --------
                                       135,747   130,781   266,313   253,103
Costs and expenses
  Casino                                50,914    56,002    99,524   107,301
  Rooms                                  6,738     4,381    12,630     8,567
  Food and beverage                     10,338     8,434    19,759    16,376
  Other                                  1,697     1,555     3,539     3,040
  Marketing                             11,457    11,130    22,899    22,680
  General and administrative            11,608    11,260    23,302    22,320
  Utilities                              3,334     2,889     6,490     5,566
  Repairs and maintenance                4,864     6,308     9,431    10,771
  Provision for doubtful accounts          588         7     1,639       459
  Property taxes and insurance           3,944     4,191     8,360     8,374
  Net rent                               2,370    10,793     4,715    23,340
  Depreciation and amortization          9,095     6,962    18,381    13,923
                                      --------  --------  --------  --------
                                       116,947   123,912   230,669   242,717
                                      --------  --------  --------  --------
Operating income                        18,800     6,869    35,644    10,386

  Interest income                          570    11,266     1,126    22,985
  Interest expense                     (11,760)  (11,095)  (23,582)  (22,822)
                                      --------  --------  --------  --------
Income before other items and
  income taxes                           7,610     7,040    13,188    10,549

  Equity in unconsolidated
    partnership's loss                    (988)     (962)   (1,928)   (1,929)
                                      --------  --------  --------  --------
Income before income taxes               6,622     6,078    11,260     8,620

  Income taxes                             (41)   (2,172)     (126)   (3,130)
                                      --------  --------  --------  --------
Net income                            $  6,581  $  3,906  $ 11,134  $  5,490
                                      ========  ========  ========  ========




The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
              For the periods ended June 30, 1994 and July 1, 1993
              ----------------------------------------------------
                      (in thousands, except per share data)


                                         Second Quarter        Six Months
                                      ------------------- -------------------
                                         1994      1993      1994      1993
                                      --------- --------- --------- ---------

Net income per common and common
  equivalent share                    $    .17  $    .10  $    .28  $    .14

Net income per common share assuming
  full dilution                       $    .16  $    .09  $    .28  $    .13

Weighted average common shares
  applicable to:
  Net income per common and common
    equivalent share                    38,184    38,475    38,223    38,383
  Net income per common share
    assuming full dilution              39,211    39,602    39,252    39,539































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             For the periods ended June 30, 1994 and July 1, 1993
             -----------------------------------------------------
                                (in thousands)
                                                             Six Months
                                                       ---------------------
                                                          1994       1993
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $  11,134   $   5,490
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          19,605      14,846
   Provision for losses on accounts receivable             1,639         459
   Loss on reinvestment obligation                           486         515
   Interest income                                            --       1,889
   Rent expense                                              484      (1,565)
   Distribution in excess of equity in income
     of partnership                                          627         646
   Deferred income taxes                                  (2,598)      2,267
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (1,915)        355
     (Increase) decrease in refundable income taxes        2,031          38
     (Increase) decrease in inventories and
      prepaid expenses                                       365         574
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable           (1,735)     (2,116)
     Other items, net                                        447         571
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     30,570      23,969
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on TropWorld second mortgage                --      24,400
Payments received on other notes receivable                  472       1,732
Increase in invested funds                                    --      (1,493)
Increase in TropWorld second mortgage                         --     (24,400)
Increase in other notes receivable                            --        (418)
Purchases of property and equipment                      (26,181)    (41,941)
Additions to other long-term assets                       (3,414)     (3,650)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (29,123)    (45,770)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  10,000          --
Proceeds from issuance of common stock                        --       2,149
Principal payments on long-term debt                     (20,249)     (1,917)
Preferred stock dividend                                    (389)       (395)
Redemption of preferred stock                               (102)        (55)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (10,740)       (218)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (9,293)    (22,019)
Cash and cash equivalents at beginning of period          39,551     100,403
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  30,258   $  78,384
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended June 30, 1994 and July 1, 1993
             -----------------------------------------------------
                                (in thousands)
                                                               Six Months
                                                          -------------------
                                                            1994       1993
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --   $    385
 Tax benefit from stock options and preferred stock
   dividend                                                     83        335

Cash paid during the period for the following:
 Interest, net of amount capitalized                      $ 22,389   $ 21,500
 Income taxes                                                  620        480


































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended June 30, 1994 and July 1, 1993
         ------------------------------------------------------------
                    (in thousands, except number of shares)


                                                            Six Months
                                                      ---------------------
                                                         1994        1993
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    410
 Stock options exercised for 338,830 shares
   in 1993                                                  --           4
                                                      --------    --------
   Ending balance                                          414         414
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     346,965     344,574
 Stock options exercised                                    --       2,145
 Tax benefit from stock options exercised                   --         246
                                                      --------    --------
   Ending balance                                      346,965     346,965
                                                      --------    --------

Retained earnings:
 Beginning balance                                      16,559       5,787
 Preferred stock dividend, net of income tax
   benefit of $83 and $89                                 (311)       (308)
 Net income                                             11,134       5,490
                                                      --------    --------
   Ending balance                                       27,382      10,969
                                                      --------    --------

Treasury stock:
 Beginning and ending balance                          (16,885)    (16,885)
                                                      ---------   ---------
Unearned compensation:
 Beginning balance                                         (65)       (137)
 Amortization                                               35          37
                                                      --------    --------
   Ending balance                                          (30)       (100)
                                                      --------    --------

                                                      $357,846    $341,363
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Capitalized interest was $772,000 and $1,267,000 for the quarter and six months ended 1994, respectively; and $1,288,000 and $2,000,000 for the quarter and six months ended 1993, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1993.

Note 2: Investments in and Advances to Unconsolidated Partnership
- - -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended June 30, 1994 and July 1, 1993 (in thousands):

                              Second Quarter            Six Months
                            ------------------     -------------------
                              1994      1993         1994       1993
                            --------  --------     --------   --------
   Revenues                 $  3,675  $  3,130     $  7,257   $  6,282
   Operating expenses           (698)     (984)      (1,381)    (1,678)
                            --------  --------     --------   --------
   Operating income            2,977     2,146        5,876      4,604
   Interest expense           (1,005)     (664)      (1,928)    (1,631)
                            --------  --------     --------   --------

     Net income             $  1,972  $  1,482     $  3,948   $  2,973
                            ========  ========     ========   ========

Note 3:  Other Long-term Liabilities
- - -------------------------------------
At June 30, 1994 and December 30, 1993, other long-term liabilities consisted of (in thousands):

                                                  1994        1993
                                                --------    --------
   Accrued rent expense                         $ 14,168    $ 13,684
   Deferred compensation and retirement plans      8,538       8,044
   Deferred income                                   154         154
                                                --------    --------

                                                $ 22,860    $ 21,882
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

The December 30, 1993 valuation allowance was reduced during the 1994 six-month period due to the generation of taxable income that resulted in the utilization of a portion of the net operating loss carryforward. The effect of this reduction was to decrease income tax expense for the 1994 second quarter and six-month periods by $2,370,000 and $3,974,000, respectively.

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

Note 6:  Contingencies and Commitments
- - --------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. ("MCPSI") subsidiary. In connection with these matters, the Company has an accrued liability of $3,974,000 and $3,980,000 at June 30, 1994 and December 30, 1993,
respectively.

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

The Company had commitments for capital expenditures of approximately $16,000,000 at June 30, 1994.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

The Company's application, filed with the Missouri Gaming Commission, for a gaming license to operate a casino riverboat in Caruthersville, Missouri is pending. The Missouri Gaming Commission has commenced its formal investigation of the Company's application. In addition, certain other approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard. "Games of skill" are permitted in Missouri; however, as a result of a Missouri Supreme Court decision in early 1994, the use of slot machines and other "games of chance" is currently not permitted in Missouri. On April 5, 1994, voters in a Missouri statewide election defeated a proposed constitutional amendment that would have allowed games of chance, such as slot machines, on riverboats. A petition has been filed with the Secretary of the State of Missouri to place a referendum on the issue on the ballot for the November 1994 election. The signatures on the petition have yet to be verified by the Secretary of State of the State of Missouri. The Company intends to proceed with this project utilizing electronic machines and gaming tables as approved by the Missouri Gaming Commission.
The Company hopes to begin operations in Caruthersville in 1995.

On June 30, 1994, the Company was named by the City of Evansville as its choice to develop and operate the only riverboat gaming facility planned to be licensed in the Evansville market. The Company and the City of Evansville have signed a development agreement, and the City of Evansville will endorse the Company's license request to the Indiana Gaming Commission, which prior to the state trial court ruling discussed below had indicated that it anticipated granting a license for the Evansville market area this fall. If the Company is granted a riverboat gaming license, the development agreement will bind the Company to make a series of payments in the nature of civic inducements to the City of Evansville and community organizations that are necessary to the success of the Company's efforts in Indiana. Evansville, located on the Ohio River in southwestern Indiana, is a market of 2.5 million people living within 100 miles, which reaches the metropolitan Louisville, Kentucky area. Aztar's proposed project, at an estimated cost of $110 million, would include a replica of the historic "Robert E. Lee" racing sidewheel steamboat. The boat will have a 37,000-square-foot casino with 1,250 slot machines and 70 table games and will have a capacity of 2,500 passenger guests and a crew of 300. The project would also include, among other things, a 250-room hotel and a 44,000-square-foot entertainment complex for pre-boarding facilities, restaurants, lounge and retail shops. With the boat due for delivery by April 1995, operations could commence in the summer of 1995 utilizing permanent docking facilities and interim boarding facilities, with all permanent facilities in place by December 1995.
However, a number of legal and regulatory matters could delay or prevent the opening of the Evansville facility. A state trial court has ruled that portions of the Indiana riverboat gaming law conflict with the state constitution. Under this ruling, the Indiana Gaming Commission is precluded from awarding licenses. The trial court decision is being appealed directly to the Indiana Supreme Court, which is handling the case on an expedited basis. Oral arguments in the case are currently scheduled for August 30, 1994. Furthermore, a number of approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard.

                      AZTAR CORPORATION AND SUBSIDIARIES


The Company is continuing its efforts to explore opportunities in new jurisdictions in which the likelihood of legalization of gaming in the near term is high and where the potential markets meet our standards for sound, meaningful long-term opportunities.

During the first quarter of 1994, the Company by drawing on the revolving line of credit that is collateralized by Ramada Express (the "Ramada Express Credit Facility") repaid in full the $10 million that was borrowed under the revolving credit facility (the "AREI/AGP Facility") obtained in connection with the purchase in July 1993 of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. On June 30, 1994, the Company terminated the AREI/AGP Facility.

During June 1994, the Company repaid $10 million of the Ramada Express Credit Facility, leaving a balance of $25 million at June 30, 1994.

On June 16, 1994, the Company filed a registration statement (No. 33-54151) relating to the proposed offering of $180 million Senior Subordinated Notes Due 2004. On July 21, 1994, the Company filed Amendment No. 1 to this registration statement and such registration statement is still subject to completion. If the Company is successful in the offering of these securities, it intends to use the proceeds to redeem the $170 million principal amount of outstanding 13 1/2% First Mortgage Notes Due 1996. These notes are redeemable at par at the option of the Company, in whole or in part, on or after September 15, 1994.

The Company is currently negotiating with a group of banks to enter into an approximately $212 million reducing revolving credit facility maturing on December 31, 1999. The availability of funds under this facility will reduce from $212 million quarterly beginning on March 31, 1996 in the annual amounts of $25 million in 1996 and $35 million in each year thereafter until maturity. The proposed credit facility will be secured by all the property of TropWorld and Ramada Express and, with certain exceptions, the stock of the Company's subsidiaries. The Company expects to use funds provided by the proposed credit facility to repay the outstanding amount due under the Ramada Express Credit Facility, which will then be terminated. The remaining funds under the proposed credit facility would be available for general corporate purposes, including to fund the expansion of the Company's existing businesses and to fund the Company's development of businesses in new gaming jurisdictions, including the properties at Caruthersville and Evansville. Concurrently with entering into the proposed credit facility, the same group of banks would enter into an approximately $73 million term loan with Tropicana Enterprises maturing on December 31, 1999, which would refinance the existing Tropicana loan in the same amount. The term loan is expected to call for principal payments of between $1.2 million and $3.3 million each year with a final payment of approximately $57 million due at maturity. The term loan would be secured by the Tropicana property. The Tropicana loan is serviced through rent payments made by the Tropicana operation. The Company is a noncontrolling 50% partner in Tropicana Enterprises.

At June 30, 1994, the Company had commitments of $16 million for the purchase of fixed assets.

                      AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

Six Months Ended June 30, 1994 Compared to Six Months Ended July 1, 1993

The Company's consolidated revenues for the first half of 1994 were $266.3 million, a 5% increase over $253.1 million for the first half of 1993, as increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. The primary reason for the increase in consolidated revenues was due to the major expansion completed in September 1993 of the Ramada Express facility. Consolidated operating income was $35.6 million in the 1994 six-month period compared with $10.4 million in the 1993 six-month period. The primary reason for the increase in consolidated operating income was a reduction in net rent at TropWorld which was principally a result of the AREI/AGP acquisition in July 1993. The reduction in consolidated net rent was partially offset by an increase in consolidated depreciation and amortization that was caused in large part by this purchase, combined with higher depreciation and amortization at Ramada Express due to the major expansion of that facility. The Ramada Express expansion was the primary cause for an increase in the consolidated utilities expense in the 1994 six-month period. Consolidated repairs and maintenance expense was lower in the 1994 six-month period compared to last year's six-month period primarily due to a reduction in the number of special facility maintenance projects at TropWorld. The consolidated provision for doubtful accounts was higher in the 1994 six-month period, due in part to a favorable adjustment in the 1993 six-month period in connection with a large account
receivable at TropWorld.   In addition, at TropWorld, there was a small
decline in the collection rate on accounts receivable in the 1994 six-month period compared to the 1993 six-month period. Consolidated casino costs were lower in the first half of 1994 compared to the same period last year, largely as a result of a reduction in coin redemptions and complimentaries at TropWorld.

Consolidated interest income was $21.9 million lower in the 1994 six-month period compared to the 1993 six-month period, principally as a result of the replacement on Aztar's balance sheet of the AGP notes receivable with the assets acquired in the AREI/AGP acquisition.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

RAMADA EXPRESS At Ramada Express, revenues and operating income for the 1994 six-month period increased substantially over last year's six-month period due to the major expansion of that facility completed in September 1993. Total revenues were $42.3 million for the first half of 1994, a 70% increase over $24.9 million for the first half of 1993, reflecting increases in all revenue components. Hotel occupancy was 91% on a 1,500-room base for the 1994 first half compared to 95% on a 400-room base for the 1993 first half.

Operating income was $10.3 million in the 1994 six-month period compared to $4.6 million in last year's six-month period, a 122% increase. Operating income is after net rent and depreciation and amortization expenses. Net rent was insignificant in both six-month periods. As a result of the expanded facility, depreciation and amortization increased to $3.7 million in the 1994 six-month period from $2.1 million in the 1993 six-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA Total revenues at Tropicana were $72.3 million in the first half of 1994, up 10% from $65.9 million in the first half of 1993. The increase in revenues reflects significant pedestrian walk-in business being generated by the new properties recently opened at the intersection of Las Vegas Boulevard and Tropicana Avenue, commonly referred to as "The New Four Corners" of Las Vegas.

Rooms revenue was 22% higher in the 1994 six-month period compared to the 1993 six-month period principally because of higher room rates and higher occupancies, combined with a reduction in the use of complimentary rooms as a means of promoting casino activity. The higher hotel occupancies, combined with the additional pedestrian walk-in business mentioned previously, caused a 14% increase in food and beverage revenue.

Tropicana's operating income improved 122% to $6.8 million for the first half of 1994 from $3.1 million for the first half of 1993. Operating income is after net rent and depreciation and amortization expenses. Net rent was $3.8 million in the 1994 six-month period versus $3.4 million in the 1993 six-month period. Depreciation and amortization was $3.1 million in the 1994 six-month period compared to $3.2 million in the 1993 six-month period.
Total costs and expenses increased by a modest 4% in comparison to the 10% increase in total revenues.

TROPWORLD Total revenues at TropWorld were $151.7 million in the 1994 six-month period compared to $162.3 million in the 1993 six-month period, a 7% decrease that was primarily the result of lower casino revenue. The decline in casino revenue was caused by a decrease in coin redemptions in this year's first half compared to last year's first half. In addition, there was a reduction in the use of complimentary rooms and food and beverage service as a means of promoting casino activity. Severe weather conditions in the East were, in large part, the cause of declines in the market's growth rate for casino revenue during January and February 1994.

TropWorld had operating income of $23.3 million in the first half of 1994 compared to $7.0 million in the first half of last year. The increase in TropWorld's operating income was largely due to the effects of the AREI/AGP acquisition, which resulted in a reduction in net rent expense, partially offset by higher depreciation and amortization expense. Net rent declined from $19.7 million in the 1993 six-month period to $0.7 million in the 1994 six-month period. Depreciation and amortization increased from $8.4 million in the 1993 six-month period to $11.4 million in the 1994 six-month period. In addition to the effects of the AREI/AGP acquisition, operating costs decreased at TropWorld due in large part to a $10.6 million or 14% reduction in casino costs attributable to the decrease in coin redemptions and complimentaries. Repairs and maintenance expense was lower in this year's six-month period compared to last year's six-month period due to a reduction in the number of special facility maintenance projects. These decreases in operating expenses were partially offset by an increase in the provision for doubtful accounts as described in the above discussion of the consolidated results.

                     AZTAR CORPORATION AND SUBSIDIARIES

Quarter Ended June 30, 1994 Compared to Quarter Ended July 1, 1993

Consolidated revenues for the 1994 second quarter were $135.7 million, a 4% increase over $130.8 million for the 1993 second quarter, as increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. The primary reason for the increase in consolidated revenues was due to the major expansion of the Ramada Express facility completed in September 1993. Consolidated operating income was $18.8 million in the 1994 second quarter compared with $6.9 million in last year's second quarter. The primary reason for the increase in consolidated operating income was a reduction in net rent at TropWorld principally as a result of the AREI/AGP acquisition. The reduction in consolidated net rent was partially offset by an increase in consolidated depreciation and amortization that was caused in large part by this purchase, combined with higher depreciation and amortization at Ramada Express due to the major expansion of that facility. The Ramada Express expansion was the primary cause for an increase in the consolidated utilities expense in the 1994 second quarter. Consolidated repairs and maintenance expense was lower in this year's second quarter compared to last year's second quarter primarily due to a reduction in the number of special facility maintenance projects at TropWorld. The consolidated provision for doubtful accounts was higher in the 1994 second quarter, due in part to a favorable adjustment in the 1993 second quarter in connection with a large account receivable at TropWorld.
In addition, at TropWorld, there was a small decline in the collection rate on accounts receivable in the 1994 second quarter compared to the 1993 second quarter. Consolidated casino costs were lower in the 1994 second quarter compared to last year's second quarter, primarily as a result of a reduction in coin redemptions and complimentaries at TropWorld.

Consolidated interest income was $10.7 million lower in the 1994 second quarter compared to the 1993 second quarter, principally as a result of the replacement on Aztar's balance sheet of the AGP notes receivable with the assets acquired in the AREI/AGP acquisition.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

RAMADA EXPRESS Revenues and operating income at Ramada Express were substantially higher in the 1994 second quarter than the 1993 second quarter due to the major expansion of that facility completed in September 1993. Total revenues were $20.5 million for the 1994 second quarter, up 71% from $12.0 million for the 1993 second quarter, reflecting increases in all revenue components. Hotel occupancy was 90% on a 1,500-room base for the 1994 second quarter compared to 96% on a 400-room base for the 1993 second quarter.

Operating income increased 146% to $4.8 million in the 1994 second quarter from $1.9 million in last year's second quarter. Operating income is after net rent and depreciation and amortization expenses. Net rent was insignificant in both quarters. As a result of the expanded facility, depreciation and amortization increased to $1.8 million in the 1994 second quarter from $1.0 million in the 1993 second quarter.

                     AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA Total revenues at Tropicana were $35.6 million in the 1994 second quarter, up 8% from $33.0 million in the 1993 second quarter. The increase in revenues reflects significant pedestrian walk-in business being generated by the new properties recently opened at "The New Four Corners" of Las Vegas.

Rooms revenue increased 27% in the 1994 second quarter over the 1993 second quarter primarily because of higher room rates, combined with a reduction in the use of complimentary rooms as a means of promoting casino activity. The occupancy rate was unchanged in the 1994 second quarter compared to last year's second quarter. The additional pedestrian walk-in business mentioned previously was the primary cause of a 14% increase in food and beverage revenue.

Tropicana's operating income improved 199% to $2.7 million for the 1994 second quarter from $0.9 million for the 1993 second quarter. Operating income is after net rent and depreciation and amortization expenses. Net rent was $1.9 million in the 1994 second quarter compared to $1.7 million in last year's second quarter. Depreciation and amortization was $1.5 million in the 1994 second quarter compared to $1.6 million in the 1993 second quarter.

TROPWORLD TropWorld had total revenues of $79.6 million in the 1994 second quarter compared to $85.8 million in the 1993 second quarter, down 7% primarily as a result of lower casino revenue. The decline in casino revenue was caused by a decrease in coin redemptions in this year's second quarter compared to last year's second quarter. In addition, there was a reduction in the use of complimentary rooms and food and beverage service as a means of promoting casino activity.

TropWorld had operating income of $13.8 million in the 1994 second quarter compared to $6.2 million in the 1993 second quarter. The increase in TropWorld's operating income was largely due to the effects of the AREI/AGP acquisition, which resulted in a reduction in net rent expense, partially offset by higher depreciation and amortization expense. Net rent declined from $9.0 million in the 1993 second quarter to $0.4 million in the 1994 second quarter. Depreciation and amortization increased from $4.2 million in the 1993 second quarter to $5.7 million in the 1994 second quarter. In addition to the effects of the AREI/AGP acquisition, operating costs decreased at TropWorld due in large part to a $5.6 million or 14% reduction in casino costs attributable to the decrease in coin redemptions and complimentaries. Repairs and maintenance expense was lower in this year's second quarter compared to last year's second quarter as a result of a reduction in the number of special facility maintenance projects. These decreases in operating expenses were partially offset by an increase in the provision for doubtful accounts as described in the above discussion of the consolidated results.

                     AZTAR CORPORATION AND SUBSIDIARIES


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in the Company's registration statement No. 33-54151, filed on June 16, 1994, the Company and more than 30 other major casino operators, as well as various suppliers and distributors of video poker and electronic slot machines, have been named as defendants in actions entitled William H. Poulos
v. Caesars World, Inc., et al., 94 Civ. 478-ORL-22 (filed on April 26, 1994) and William Ahern v. Caesars World, Inc., et al., 94 Civ. 532-ORL-19 (filed on May 10, 1994) (the "Actions") in the United States District Court for the Middle District of Florida, Orlando Division.

On June 24, 1994, the Company, together with certain other defendants, filed motions seeking orders: (i) dismissing the Actions for lack of personal jurisdiction and improper venue, for failure to state a claim and for failure to plead fraud with particularity, (ii) abstaining from exercising jurisdiction over the Actions on the grounds of primary jurisdiction; (iii) alternatively, transferring the Actions to the United States District Court for the District of Nevada; and (iv) staying discovery pending a ruling on defendants' motions to dismiss.

During July 1994, the Court issued orders setting time frames for the conduct of certain pre-trial proceedings, staying discovery as to the merits until October 31, 1994 and directing that discovery on jurisdictional and class issues proceed.

The Company believes that plaintiffs' allegations are without merit, and it intends to defend the Actions vigorously.

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

(b) The Company did not file any report on Form 8-K during the quarter ended June 30, 1994.

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





Date  August 2, 1994             By  /s/ Robert M. Haddock
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
- - -------------

11. Statement regarding computation of net income per share.