Form 10-Q
period 1994-09-29
AZTAR CORP
filed 1994-11-03
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1994
                               ------------------
                             OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number   1-5440
                       ----------------------------------------

                          AZTAR CORPORATION
- ---------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


       Delaware                               86-0636534
- -----------------------------------        -------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


 2390 East Camelback Road, Suite 400, Phoenix, Arizona  85016
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

At October 27, 1994, the registrant had outstanding 37,380,299 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at September 29, 1994 and
    December 30, 1993                                                3

    Consolidated Statements of Operations for the quarters
    and nine months ended September 29, 1994 and
    September 30, 1993                                               5

    Consolidated Statements of Cash Flows for the nine months
    ended September 29, 1994 and September 30, 1993                  7

    Consolidated Statements of Shareholders' Equity for the
    nine months ended September 29, 1994 and September 30, 1993      9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                             September 29,  December 30,
                                                 1994           1993
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   29,799   $   39,551
  Investments                                       8,250           --
  Accounts receivable, net                         19,415       19,170
  Refundable income taxes                              --        2,062
  Inventories                                       5,426        5,564
  Prepaid expenses                                  8,598        9,206
  Deferred income taxes                             6,845        6,566
                                               ----------   ----------
    Total current assets                           78,333       82,119

Investments in and advances to
  unconsolidated partnership                       12,843       13,776
Other investments                                  24,138       22,131

Property and equipment:
  Buildings and equipment, net                    639,821      648,139
  Land                                             81,795       81,795
  Construction in progress                         24,777        6,701
  Leased under capital leases, net                    922        1,043
                                               ----------   ----------
                                                  747,315      737,678

Other assets                                       20,716       21,467
                                               ----------   ----------

                                               $  883,345   $  877,171
                                               ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                           September 29,    December 30,
                                                1994            1993
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   37,403       $   39,515
  Accrued payroll and employee benefits         16,768           15,823
  Accrued interest payable                      13,602           13,714
  Income taxes payable                           3,758            2,633
  Current portion of long-term debt              2,532            2,499
                                            ----------       ----------
    Total current liabilities                   74,063           74,184

Long-term debt                                 391,964          404,086
Other long-term liabilities                     23,363           21,882
Deferred income taxes                           23,669           26,126
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $4,504 and $4,295)           4,504            3,905

Shareholders' equity:
  Common stock, $.01 par value (37,377,530
    and 37,359,011 shares outstanding)             414              414
  Paid-in capital                              346,965          346,965
  Retained earnings                             35,300           16,559
  Less: Treasury stock                         (16,885)         (16,885)
        Unearned compensation                      (12)             (65)
                                            ----------       ----------
            Total shareholders' equity         365,782          346,988
                                            ----------       ----------

                                            $  883,345       $  877,171
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         For the periods ended September 29, 1994 and September 30, 1993
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                         Third Quarter        Nine Months
                                      ------------------- -------------------
                                         1994      1993      1994      1993
                                      --------- --------- --------- ---------
Revenues
  Casino                              $121,410  $122,477  $338,490  $338,790
  Rooms                                 10,932     8,717    31,898    23,447
  Food and beverage                     10,604     9,509    32,490    26,987
  Other                                  3,901     3,335    10,282     7,917
                                      --------  --------  --------  --------
                                       146,847   144,038   413,160   397,141
Costs and expenses
  Casino                                54,109    59,744   153,633   167,045
  Rooms                                  6,899     5,241    19,529    13,808
  Food and beverage                      9,888     8,825    29,647    25,201
  Other                                  2,351     1,881     5,890     4,921
  Marketing                             12,734    11,947    35,633    34,627
  General and administrative            12,173    12,447    35,475    34,767
  Utilities                              4,119     3,768    10,609     9,334
  Repairs and maintenance                5,394     4,558    14,825    15,329
  Provision for doubtful accounts          324       931     1,963     1,390
  Property taxes and insurance           4,619     4,025    12,979    12,399
  Net rent                               2,475     2,137     7,190    25,477
  Depreciation and amortization          9,419     8,958    27,800    22,881
                                      --------  --------  --------  --------
                                       124,504   124,462   355,173   367,179
                                      --------  --------  --------  --------
Operating income                        22,343    19,576    57,987    29,962

  Interest income                          645       658     1,771    23,643
  Interest expense                     (11,816)  (10,428)  (35,398)  (33,250)
                                      --------  --------  --------  --------
Income before other items and
  income taxes                          11,172     9,806    24,360    20,355

  Equity in unconsolidated
    partnership's loss                  (1,051)     (947)   (2,979)   (2,876)
                                      --------  --------  --------  --------
Income before income taxes              10,121     8,859    21,381    17,479

  Income taxes                          (2,554)   (3,526)   (2,680)   (6,656)
                                      --------  --------  --------  --------
Net income                            $  7,567  $  5,333  $ 18,701  $ 10,823
                                      ========  ========  ========  ========




The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
         For the periods ended September 29, 1994 and September 30, 1993
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                          Third Quarter       Nine Months
                                      ------------------- -------------------
                                         1994      1993      1994      1993
                                      --------- --------- --------- ---------

Net income per common and common
  equivalent share                    $    .19  $    .13  $    .48  $    .27

Net income per common share assuming
  full dilution                       $    .19  $    .13  $    .46  $    .26

Weighted average common shares
  applicable to:
  Net income per common and common
    equivalent share                    38,225    38,434    38,224    38,400
  Net income per common share
    assuming full dilution              39,283    39,472    39,284    39,471































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        For the periods ended September 29, 1994 and September 30, 1993
        ---------------------------------------------------------------
                                (in thousands)
                                                            Nine Months
                                                       ---------------------
                                                          1994       1993
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $  18,701   $  10,823
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          29,688      24,302
   Provision for losses on accounts receivable             1,963       1,390
   Loss on reinvestment obligation                           824         741
   Interest income                                            --       1,889
   Rent expense                                              741      (1,393)
   Distribution in excess of equity in income
     of partnership                                          933       1,071
   Deferred income taxes                                  (3,186)      4,519
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (2,462)       (906)
     (Increase) decrease in refundable income taxes        2,062        (509)
     (Increase) decrease in inventories and
      prepaid expenses                                       493         455
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable            1,328       2,519
     Other items, net                                      1,354       1,267
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     52,439      46,168
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on TropWorld second mortgage                --      24,400
Payments received on other notes receivable                  965       2,166
Increase in invested funds                                (8,250)     (1,493)
Increase in TropWorld second mortgage                         --     (24,400)
Increase in other notes receivable                            --        (419)
Purchases of property and equipment                      (36,268)    (67,548)
Acquisition of AREI/AGP partnership interests, net of
 cash acquired                                                --     (61,859)
Additions to other long-term assets                       (5,313)     (4,962)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (48,866)   (134,115)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  16,000      10,000
Proceeds from issuance of common stock                        --       2,149
Principal payments on long-term debt                     (28,371)     (2,030)
Preferred stock dividend                                    (773)       (787)
Redemption of preferred stock                               (181)        (97)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (13,325)      9,235
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (9,752)    (78,712)
Cash and cash equivalents at beginning of period          39,551     100,403
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  29,799   $  21,691
                                                       =========   =========
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
        For the periods ended September 29, 1994 and September 30, 1993
        ---------------------------------------------------------------
                                (in thousands)
                                                              Nine Months
                                                          -------------------
                                                            1994       1993
                                                          --------   --------

Supplemental Cash Flow Disclosures

Acquisition of AREI/AGP partnership interests:
 Working capital, other than cash                         $     --   $  3,370
 Notes receivable                                               --    242,605
 Building and equipment                                         --   (307,582)
 Capital lease assets, net                                      --      6,703
 Long-term debt                                                 --     (5,682)
 Other long-term liabilities                                    --     (1,273)
                                                          --------   --------
     Net cash used in acquisition                               --    (61,859)


Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     70   $    385
 Tax benefit from stock options and preferred stock
   dividend                                                    627        383

Cash paid during the period for the following:
 Interest, net of amount capitalized                      $ 33,675   $ 31,683
 Income taxes                                                2,052      2,083























The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
        For the periods ended September 29, 1994 and September 30, 1993
        ---------------------------------------------------------------
                    (in thousands, except number of shares)


                                                           Nine Months
                                                      ---------------------
                                                         1994        1993
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    410
 Stock options exercised for 338,830 shares
   in 1993                                                  --           4
                                                      --------    --------
   Ending balance                                          414         414
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     346,965     344,574
 Stock options exercised                                    --       2,145
 Tax benefit from stock options exercised                   --         246
                                                      --------    --------
   Ending balance                                      346,965     346,965
                                                      --------    --------

Retained earnings:
 Beginning balance                                      16,559       5,787
 Reduction in income tax valuation allowance               520          --
 Preferred stock dividend, net of income tax
   benefit of $107 and $137                               (480)       (459)
 Net income                                             18,701      10,823
                                                      --------    --------
   Ending balance                                       35,300      16,151
                                                      --------    --------

Treasury stock:
 Beginning and ending balance                          (16,885)    (16,885)
                                                      ---------   ---------
Unearned compensation:
 Beginning balance                                         (65)       (137)
 Amortization                                               53          55
                                                      --------    --------
   Ending balance                                          (12)        (82)
                                                      --------    --------

                                                      $365,782    $346,563
                                                      ========    ========







The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1:  General
- ----------------
The consolidated financial statements reflect all adjustments, such adjust-ments being normal recurring accruals, which are necessary, in the opinion of management, for the fair presentation of the results of the interim periods; interim results, however, may not be indicative of the results for the full year.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Capitalized interest was $523,000 and $1,790,000 for the quarter and nine months ended 1994, respectively; and $1,379,000 and $3,379,000 for the quarter and nine months ended 1993, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1993.

Note 2: Investments in and Advances to Unconsolidated Partnership
- -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended September 29, 1994 and September 30, 1993 (in thousands):

                               Third Quarter           Nine Months
                            ------------------     -------------------
                              1994      1993         1994       1993
                            --------  --------     --------   --------
   Revenues                 $  3,824  $  3,113     $ 11,081   $  9,395
   Operating expenses           (684)     (393)      (2,065)    (2,071)
                            --------  --------     --------   --------
   Operating income            3,140     2,720        9,016      7,324
   Interest expense           (1,145)   (1,227)      (3,073)    (2,858)
                            --------  --------     --------   --------

     Net income             $  1,995  $  1,493     $  5,943   $  4,466
                            ========  ========     ========   ========

Note 3:  Other Long-term Liabilities
- -------------------------------------
At September 29, 1994 and December 30, 1993, other long-term liabilities consisted of (in thousands):

                                                  1994        1993
                                                --------    --------
   Accrued rent expense                         $ 14,425    $ 13,684
   Deferred compensation and retirement plans      8,784       8,044
   Deferred income                                   154         154
                                                --------    --------

                                                $ 23,363    $ 21,882
                                                ========    ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Income Taxes
- ----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1991. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1988. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The December 30, 1993 valuation allowance was reduced during the 1994 nine-month period due to the generation of taxable income that resulted in the utilization of a portion of the net operating loss carryforward. The effect of this reduction was to decrease income tax expense for the 1994 third quarter and nine-month periods by $1,884,000 and $5,858,000, respectively. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during the 1994 third quarter.

Note 5:  Net Income Per Share
- -----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 6:  Contingencies and Commitments
- --------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. ("MCPSI") subsidiary. In connection with these matters, the Company has an accrued liability of $3,972,000 and $3,980,000 at September 29, 1994 and December 30, 1993,
respectively.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 6:  Contingencies and Commitments (continued)
- --------------------------------------------------
The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal posture can be successfully defended without material adverse effect on its consolidated financial statements.

The Company had commitments for capital expenditures of approximately $15,000,000 at September 29, 1994.

Note 7:  Subsequent Event
- -------------------------
On October 4, 1994, the Company issued $180,000,000 principal amount of
13 3/4% Senior Subordinated Notes due on October 1, 2004 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1, beginning April 1, 1995. The net proceeds from the sale of the Notes were approximately $172,000,000. These funds were used to redeem the $170 million principal amount of outstanding 13 1/2% First Mortgage Notes Due 1996 (the "First Mortgage Notes") of Aztar Mortgage Funding, Inc., a wholly owned, special purpose subsidiary of the Company. The redemption of the First Mortgage Notes was completed on November 2, 1994.

On October 5, 1994, the Company entered into a $207 million reducing revolving credit facility maturing on December 31, 1999 (the "Credit Facility") with a group of banks. The funds under the Credit Facility will be available as needed for general corporate purposes, including to fund the expansion of the Company's existing businesses and to fund the Company's development of businesses in new gaming jurisdictions. Concurrently with entering into the Credit Facility, the same group of banks entered into an approximate $73 million term loan with Tropicana Enterprises maturing on December 31, 1999, which was used to refinance the existing Tropicana loan in the same amount. The Tropicana loan is serviced through rent payments made by the Tropicana operation. The Company is a noncontrolling 50% partner in Tropicana Enterprises.

On October 5, 1994, the Company repaid $35,000,000 borrowed under the $50 million revolving credit note that was collateralized by Ramada Express and then terminated that credit facility.

In connection with the above debt extinguishments, the company will expense the remaining unamortized deferred financing costs and unamortized discount in the 1994 fourth quarter. This expense will be presented as an extraordinary charge and shown net of an income tax benefit. The net expense is currently estimated to be approximately $3,000,000.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

The Company's application, filed with the Missouri Gaming Commission, for a gaming license to operate a casino riverboat in Caruthersville, Missouri is pending. The Missouri Gaming Commission has commenced its formal investigation of the Company's application. In addition, certain other approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard. "Games of skill" are permitted in Missouri; however, as a result of a Missouri Supreme Court decision in early 1994, the use of slot machines and other "games of chance" is currently not permitted in Missouri. On April 5, 1994, voters in a Missouri statewide election defeated a proposed constitutional amendment that would have allowed games of chance, such as slot machines, on riverboats. An initiative petition was filed with the Secretary of State of Missouri and a proposed constitutional amendment which would allow the legislature to permit "games of chance" to be conducted on excursion gambling boats and floating facilities will appear on the ballot for the November 8, 1994 election. The Company currently intends to proceed with this project utilizing electronic machines and gaming tables as approved by the Missouri Gaming Commission. The Company hopes to begin operations in Caruthersville in 1995.

On June 30, 1994, the Company was named by the City of Evansville as its choice to develop and operate the only riverboat gaming facility planned to be licensed in the Evansville market. The Company and the City of Evansville have signed a development agreement, and the City of Evansville will endorse the Company's license request to the Indiana Gaming Commission, which prior to the state trial court ruling discussed below had indicated that it anticipated granting a license for the Evansville market area this fall. If the Company is granted a riverboat gaming license, the development agreement will bind the Company to make a series of payments in the nature of civic inducements to the City of Evansville and community organizations that are necessary to the success of the Company's efforts in Indiana. Evansville, located on the Ohio River in southwestern Indiana, is a market of 2.5 million people living within 100 miles, which includes a portion of metropolitan Louisville, Kentucky. Aztar's proposed project, at an estimated cost of $110 million, would include a replica of the historic "Robert E. Lee" racing sidewheel steamboat. The boat will have a 37,000-square-foot casino with 1,250 slot machines and 70 table games and will have a capacity of 2,500 passenger guests and a crew of 300. The project would also include, among other things, a 250-room hotel and a 44,000-square-foot entertainment complex for pre-boarding facilities, restaurants, lounge and retail shops. With the boat due for delivery by April 1995, operations could commence in the summer of 1995 utilizing permanent docking facilities and interim boarding facilities, with all permanent facilities in place by December 1995.
However, a number of legal and regulatory matters could delay or prevent the opening of the Evansville facility. A state trial court has ruled that portions of the Indiana riverboat gaming law conflict with the state constitution. Under this ruling, the Indiana Gaming Commission is precluded from awarding licenses. The trial court decision has been appealed directly to the Indiana Supreme Court. Oral arguments in the case were held on

                      AZTAR CORPORATION AND SUBSIDIARIES

August 30, 1994. Furthermore, a number of approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard.

The Company is continuing its efforts to explore opportunities in new jurisdictions in which the likelihood of legalization of gaming in the near term is high and where the potential markets meet our standards for sound, meaningful long-term opportunities.

During the first quarter of 1994, the Company, by drawing on the revolving line of credit that is collateralized by Ramada Express (the "Ramada Express Credit Facility"), repaid in full the $10 million that was borrowed under the revolving credit facility (the "AREI/AGP Facility") obtained in connection with the purchase in July 1993 of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. On June 30, 1994, the Company terminated the AREI/AGP Facility.

During June 1994, the Company repaid $10 million of the Ramada Express Credit Facility and during the third quarter had an additional repayment and borrowing, leaving a balance of $25 million at September 29, 1994. On October 3, 1994, the Company borrowed $10 million under this facility.

On October 4, 1994, the Company issued $180 million principal amount of 13 3/4% Senior Subordinated Notes due on October 1, 2004 (the "Notes"). Interest on the Notes is payable semi-annually on April 1 and October 1, beginning April 1, 1995. The net proceeds from the sale of the Notes were approximately $172 million. These funds were used to redeem the $170 million principal amount of outstanding 13 1/2% First Mortgage Notes Due 1996 (the "First Mortgage Notes") of Aztar Mortgage Funding, Inc., a wholly owned, special purpose subsidiary of the Company. The redemption of the First Mortgage Notes was completed on November 2, 1994.

On October 5, 1994, the Company entered into a $207 million reducing revolving credit facility maturing on December 31, 1999 (the "Credit Facility") with a group of banks. The availability of funds under this facility will reduce from $207 million quarterly beginning on March 31, 1996 in the annual amounts of $25 million in 1996 and $35 million in each year thereafter until maturity. The funds under the Credit Facility will be available as needed for general corporate purposes, including to fund the expansion of the Company's existing businesses and to fund the Company's development of businesses in new gaming jurisdictions. Concurrently with entering into the Credit Facility, the same group of banks entered into an approximate $73 million term loan with Tropicana Enterprises maturing on December 31, 1999, which was used to refinance the existing Tropicana loan in the same amount. The term loan calls for principal payments of between $1.2 million and $3.3 million each year with a final payment of approximately $57 million due at maturity. The Tropicana loan is serviced through rent payments made by the Tropicana operation. The Company is a noncontrolling 50% partner in Tropicana Enterprises.

On October 5, 1994, the Company repaid the $35 million borrowed under the Ramada Express Credit Facility and then terminated that facility.

                      AZTAR CORPORATION AND SUBSIDIARIES

At September 29, 1994, the Company had commitments of $15 million for the purchase of fixed assets.

Result of Operations

Nine Months Ended September 29, 1994 Compared to Nine Months Ended September 30, 1993.

The Company's consolidated revenues for the nine months of 1994 were $413.2 million, a 4% increase over $397.1 million for the nine months of 1993 as increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. The primary reason for the increase in consolidated revenues was due to the major expansion of the Ramada Express facility completed in September 1993. Consolidated casino revenue was down $0.3 million in the 1994 versus the 1993 nine-month period primarily because a decrease in casino revenue at TropWorld more than offset increases in casino revenue at Ramada Express and Tropicana. Consolidated operating income was $58.0 million in the 1994 nine-month period compared with $30.0 million in the 1993 nine-month period. The primary reason for the increase in consolidated operating income was a reduction in net rent at TropWorld, which was principally a result of the AREI/AGP acquisition in July 1993. The reduction in consolidated net rent was partially offset by an increase in consolidated depreciation and amortization that was caused in large part by this purchase, combined with higher depreciation and amortization at Ramada Express due to the expansion of that facility. The increase in the consolidated utilities expense in the 1994 nine-month period was largely attributable to the expansion of the Ramada Express facility. Consolidated casino costs were lower in the nine months of 1994 compared to last year's nine-month period largely as a result of a reduction in coin redemptions and complimentaries at TropWorld.

Consolidated interest income was $21.9 million lower in the 1994 nine-month period compared to the 1993 nine-month period principally as a result of the replacement on Aztar's balance sheet of the AGP notes receivable with the assets acquired in the AREI/AGP acquisition.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

RAMADA EXPRESS At Ramada Express, revenues and operating income for the 1994 nine-month period increased substantially over last year's nine-month period due to the major expansion of that facility completed in September 1993. Total revenues were $61.6 million for the nine months of 1994, a 60% increase over $38.5 million for the nine months of 1993, reflecting increases in all revenue components. Hotel occupancy was 88% on a 1,500-room base for the 1994 nine-month period compared to 92% for the 1993 nine-month period, during which there was a 400-room base until the expansion opened in September 1993.

Operating income was $13.1 million in the 1994 nine-month period compared to $4.4 million in last year's nine-month period, a 198% increase. Operating income is after net rent and depreciation and amortization expenses. Net rent was insignificant in both nine-month periods. As a result of the expanded facility, depreciation and amortization increased to $5.7 million in the 1994 nine-month period from $3.4 million in the 1993 nine-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA Total revenues at Tropicana were $108.4 million in the nine months of 1994, up 6% from $101.8 million in the nine months of 1993. The increase in revenues reflects pedestrian walk-in business being generated by the new properties recently opened at the intersection of Las Vegas Boulevard and Tropicana Avenue, commonly referred to as "The New Four Corners" of Las Vegas.

Rooms revenue was 20% higher in the 1994 nine-month period compared to the 1993 nine-month period principally because of higher room rates, combined with a reduction in the use of complimentary rooms as a means of promoting casino activity. The occupancy rate was unchanged.

Tropicana's operating income improved 53% to $9.3 million for the nine months of 1994 from $6.1 million for the 1993 nine-month period. Operating income is after net rent and depreciation and amortization expenses. Net rent was $5.8 million in the 1994 nine-month period versus $5.1 million in the 1993 nine-month period. Depreciation and amortization was $4.8 million in the 1994 nine-month period compared to $4.7 million in the 1993 nine-month period. Rooms cost was 16% higher in the 1994 nine-month period compared to last year's nine-month period primarily as a result of a decrease in the interdepartmental allocation to the casino department caused by the reduction in the use of complimentary rooms as a means of promoting casino activity.

TROPWORLD Total revenues at TropWorld were $243.2 million in the 1994 nine-month period compared to $256.8 million in the 1993 nine-month period, a 5% decrease primarily as a result of lower casino revenue. The decline in casino revenue was caused by a decrease in coin redemptions in the nine months of 1994 compared to the nine months of 1993. In addition, there was a reduction in the use of complimentary rooms and food and beverage service as a means of promoting casino activity. Severe weather conditions in the East were, in large part, the cause of declines in the market's growth rate for casino revenue during January and February 1994.

TropWorld had operating income of $42.9 million in the nine months of 1994 compared to $26.2 million in the nine months of 1993. The increase in TropWorld's operating income was largely due to the effects of the AREI/AGP acquisition which resulted in a reduction in net rent expense, partially offset by higher depreciation and amortization expense. Net rent declined from $20.1 million in the 1993 nine-month period to $1.1 million in the 1994 nine-month period. Depreciation and amortization increased from $14.5 million in the 1993 nine-month period to $17.0 million in the 1994 nine-month period. In addition to the effects of the AREI/AGP acquisition, operating costs decreased at TropWorld, due in large part to a $15.9 million or 14% reduction in casino costs attributable to the decrease in coin redemptions and complimentaries.

Quarter Ended September 29, 1994 Compared to Quarter Ended September 30, 1993

Consolidated revenues for the 1994 third quarter were $146.8 million, a 2% increase over $144.0 million for the 1993 third quarter as increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. The primary reason for the increase in consolidated revenues was due to the major expansion of the Ramada Express facility completed in September 1993. Consolidated casino revenue was down $1.1 million in the 1994 third quarter compared to the 1993 third quarter

                     AZTAR CORPORATION AND SUBSIDIARIES

primarily because decreases in casino revenue at TropWorld and Tropicana more than offset an increase in casino revenue at Ramada Express. Consolidated operating income increased to $22.3 million in the 1994 third quarter from $19.6 million in last year's third quarter, a 14% improvement primarily coming from Ramada Express due to the major expansion of that facility completed in September 1993.

Consolidated interest expense was $1.4 million higher in the 1994 third quarter compared to the 1993 third quarter principally as a result of lower capitalized interest in connection with the completion of the Ramada Express expansion in September 1993.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

RAMADA EXPRESS Revenues and operating income at Ramada Express were substantially higher in the 1994 third quarter than the 1993 third quarter due to the major expansion of that facility completed in September 1993. Total revenues were $19.3 million for the 1994 third quarter, up 42% from $13.6 million for the 1993 third quarter, reflecting increases in all revenue components. Hotel occupancy was 84% on a 1,500-room base for the 1994 third quarter compared to 88% for the 1993 third quarter, during which there was a 400-room base until the expansion opened in September 1993.

Operating income was $2.8 million in the 1994 third quarter compared to an operating loss of $0.3 million in the 1993 third quarter. Ramada Express experienced disruption of its operations during the 1993 third quarter as a result of the construction of the expansion. The 1993 third quarter results included $1.4 million in expenses associated with the opening of the expansion. Operating income is after net rent and depreciation and amortization expenses. Net rent was insignificant in both quarters. As a result of the expanded facility, depreciation and amortization increased to $1.9 million in the 1994 third quarter from $1.4 million in the 1993 third quarter.

TROPICANA Total revenues at Tropicana were $36.1 million in the 1994 third quarter, up slightly from $35.9 million in the 1993 third quarter. Rooms revenue increased 17% in the 1994 third quarter over the 1993 third quarter in spite of a slight reduction in occupancy rate primarily because of higher room rates (a 10% increase), combined with a reduction in the use of complimentary rooms as a means of promoting casino activity. A 4% decline in casino revenue offset most of the increase in rooms revenue.

Tropicana's operating income declined by 18% to $2.4 million for the 1994 third quarter from $3.0 million for the 1993 third quarter. Operating income is after net rent and depreciation and amortization expenses. Net rent was $2.0 million in the 1994 third quarter compared to $1.7 million in last year's third quarter. Depreciation and amortization was $1.8 million in the 1994 third quarter compared to $1.5 million in the 1993 third quarter. Rooms cost was 19% higher in the 1994 third quarter compared to the same quarter last year primarily as a result of a decrease in the interdepartmental allocation to the casino department caused by the reduction in the use of complimentary rooms as a means of promoting casino activity.

                     AZTAR CORPORATION AND SUBSIDIARIES

TROPWORLD TropWorld had total revenues of $91.4 million in the 1994 third quarter compared to $94.5 million in the 1993 third quarter, down 3% primarily as a result of lower casino revenue. The decline in casino revenue was caused by a decrease in coin redemptions in this year's third quarter compared to last year's third quarter. In addition, there was a reduction in the use of complimentary rooms as a means of promoting casino activity.

TropWorld had operating income of $19.7 million in the 1994 third quarter compared to $19.2 million in the 1993 third quarter. Operating income is after net rent and depreciation and amortization expenses. Net rent was $0.3 million in both the 1994 and 1993 third quarters. Depreciation and amortization decreased to $5.6 million in the 1994 third quarter from $6.0 million in the 1993 third quarter. Operating costs decreased at TropWorld due in large part to a $5.3 million or 13% reduction in casino costs as a result of the decrease in coin redemptions and complimentaries. These decreases in operating costs and expenses were partially offset by an increase in marketing costs primarily attributable to the introduction of new marketing programs and increased advertising.

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

On June 24, 1994, as reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 1994, the Company, together with certain other defendants, filed motions seeking orders: (i) dismissing the Actions for lack of personal jurisdiction and improper venue, for failure to state a claim and for failure to plead fraud with particularity, (ii) abstaining from exercising jurisdiction over the Actions on the grounds of primary jurisdiction; (iii) alternatively, transferring the Actions to the United States District Court for the District of Nevada; and (iv) staying discovery pending a ruling on defendants' motions to dismiss.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                                    Page No.
                                                                   ----------
4.   Indenture, dated as of October 1, 1994, between Aztar
     Corporation, as Issuer, and American Bank National
     Association, as Trustee, relating to the 13 3/4% Senior
     Subordinated Notes Due 2004 of Aztar Corporation.              *

10.  Reducing Revolving Loan Agreement, dated as of October 4,
     1994, among Aztar Corporation, Adamar of New Jersey, Inc.,
     Ramada Express, Inc. and the banks therein named; Societe
     Generale and Midlantic Bank, N.A., as lead managers; Bank
     One, Arizona, N A and Credit Lyonnais, as co-agents;
     Bankers Trust Company, as co-managing agent; and, Bank of
     America National Trust and Savings Association, as
     managing agent.                                                *

11.  Statement Regarding Computation of Per Share Earnings.         *

                 AZTAR CORPORATION AND SUBSIDIARIES

(a)  Exhibits (continued)
                                                                    Page No.
                                                                   ----------
    27. Financial Data Schedule.                                        *

    * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

        All other exhibits have been omitted because the information is either not required or not applicable.

(b)  On September 28, 1994, the Company filed a report on
     Form 8-K under Item 5. Other Events to file, as
     Exhibit 4.1, the final form of Indenture between Aztar
     Corporation, as Issuer, and American Bank National
     Association, as Trustee, relating to the offering of 13 3/4% Senior Subordinated Notes Due 2004 of Aztar
     Corporation.

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





Date  November 2, 1994           By  /s/ Robert M. Haddock
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
- -------------

4.  Indenture, dated as of October 1, 1994, between Aztar
    Corporation, as Issuer, and American Bank National
    Association, as Trustee, relating to the 13 3/4% Senior
    Subordinated Notes Due 2004 of Aztar Corporation.

10. Reducing Revolving Loan Agreement, dated as of October 4, 1994, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent.

11. Statement Regarding Computation of Per Share Earnings.

27. Financial Data Schedule.