Form 10-Q/A
period 1994-09-29
AZTAR CORP
filed 1994-11-18
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q/A

                            Amendment No. 1

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

On November 3, 1994, Aztar Corporation (the "Registrant") electronically filed a quarterly report on Form 10-Q (File
No. 1-12092) for the period ended September 29, 1994 pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. Certain information was transposed, as follows, in Exhibit 27. Financial Data Schedule, reported under Part II. Other Information, Item 6(a)
Exhibits.

Description                             As Reported  Correct Value
- --------------------------------------  -----------  -------------
                                          (dollars in thousands)

Common Stock                               4,504            414
Preferred Stock - Mandatory Redemption         0          4,504
Preferred Stock - No Mandatory Redemption    414              0

Pursuant to this Form 10-Q/A (Amendment No. 1), the Registrant is filing an amended Exhibit 27. Financial Data Schedule under Part II. Other Information, Item 6(a) Exhibits.

               AZTAR CORPORATION AND SUBSIDIARIES

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       AZTAR CORPORATION
                                 ------------------------------
                                         (Registrant)





Date  November 17, 1994          By  /s/ Meridith P. Sipek
     --------------------------     ---------------------------
                                    Meridith P. Sipek
                                    Controller

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
- -------------

27.   Financial Data Schedule.