Form 10-K405
period 1994-12-29
AZTAR CORP
filed 1995-03-22
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 29, 1994
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $275,812,865 at February 21, 1995 and is based on a closing price of $7.38 and 37,373,017 common shares outstanding.

    At February 21, 1995, the registrant had outstanding 37,874,364 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1995 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the page location of such information. All other sections of the 1995 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1995 Proxy Statement
- ------------------------------                   --------------------
            PART III
            --------
ITEM 10. Directors and Executive
- -------    Officers of the Registrant            Pages 1 and 2

ITEM 11. Executive Compensation                  Pages 5 through 7
- -------

ITEM 12. Security Ownership of
- -------    Certain Beneficial Owners
           and Management                        Pages 3 and 4 under
                                                 captions "5% Beneficial
                                                 Owners" and "Directors and
                                                 Executive Officers"


ITEM 13. Certain Relationships
- -------    and Related Transactions              Page 4 under caption
                                                 "Transactions with
                                                 Management and Others"

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

The Company operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and in Las Vegas and Laughlin, Nevada. The strategy of the Company has been to develop facilities with distinctive themes that are "must-see" attractions in their respective gaming markets and provide a full entertainment experience to attract gaming patrons. The Company targets customers in the high end of the middle market, with particular emphasis on slot customers.

The Company uses a database marketing system to create a loyal following of repeat customers in its current markets. This technology will be expanded to new facilities as they are opened. This marketing approach, which is based on a combination of computerized card reader technology and a "frequent flier" marketing concept, allows the Company to control marketing costs and to optimize the profit contribution of its targeted casino patrons.

The Company believes it is well-positioned to expand its operations as additional states and local jurisdictions adopt legislation to promote the development of casino entertainment. Aztar has more than ten years of experience operating casino entertainment facilities in Las Vegas and Atlantic City, the two largest gaming markets in the country. Management believes that its experience in developing and operating a wide range of successful casino entertainment facilities is a distinct advantage as it enters new markets.

TROPWORLD

The theme of TropWorld recalls the heyday of the Atlantic City Boardwalk piers with their amusement rides, carnival games and strolling entertainers. TropWorld offers daily live musical entertainment in its atrium, which contains a spectacular four-story-high operating Ferris wheel. TropWorld boasts an indoor roller coaster, bumper cars and other attractions reminiscent of the old Boardwalk in Atlantic City.

The TropWorld complex encompasses 10 acres and has 220 yards of ocean beach frontage along the Boardwalk in Atlantic City. TropWorld's 92,118-square-foot casino contains 2,797 slot machines and 99 table games. The TropWorld complex contains 1,020 hotel rooms, 80,000 square feet of meeting, convention and banquet space, a 1,700-seat theatrical showroom (the largest in Atlantic City) and parking facilities for over 3,000 vehicles. There is a wide variety of food and beverage facilities at TropWorld, including gourmet restaurants, several medium-priced restaurants and a food court offering a large choice of convenient and moderately priced items. Recreational facilities at TropWorld include indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

In February 1995, the Company commenced construction on a $75 million expansion of TropWorld. The expansion will consist primarily of a new 628-room hotel tower, with additional restaurant and support facilities in the existing operation. It is scheduled for completion by the summer of 1996. The Company has executed a credit agreement with the Casino Reinvestment Development Authority ("CRDA") for approximately $25,000,000 in funding for this project. The Company will receive funds from the CRDA based on expenditures made for the project to the extent the Company has available funds on deposit with the CRDA that qualify for this funding.

TROPICANA

Tropicana is located on a 34-acre site on the southeast corner of Las Vegas Boulevard (the "Strip") and Tropicana Avenue in Las Vegas, Nevada. The Tropicana casino occupies 45,000 square feet and contains 1,632 slot machines and 58 table games. Tropicana has a tropical island theme and is promoted as The Island of Las Vegas. It has one of the world's largest swimming pools and a five-acre water park and tropical garden area. Tropicana has 1,906 hotel rooms and suites and approximately 100,000 square feet of convention and exhibit space. The tropical theme is apparent in the decor of the property, which includes a large collection of tropical birds and fish. Tropicana offers its guests a variety of entertainment including laser light shows, a comedy club, lounge shows and the Folies Bergere revue, which is the longest-running production show in Las Vegas. In May 1994, the Company substantially completed a new main entrance and a new building facade at Tropicana that created a colorful Caribbean Village motif.

Tropicana is located at an intersection which is referred to as The New Four Corners of Las Vegas. There are three other major casino hotel properties located at this intersection, two of which, Luxor and MGM Grand, opened during the fourth quarter of 1993, and the other, Excalibur, opened in June 1990. The increase in total casino and hotel capacity with the opening of Luxor and MGM Grand has increased the level of activity and visitor traffic around Tropicana. Pedestrian traffic has been made faster, safer and more convenient as a result of the recent construction by the State of Nevada of pedestrian skywalks. The skywalks connect the four corners of the intersection and have elevators and escalators set back from all four corners. The Company funded a portion of the construction costs for this project, which was completed in early 1994. The Company has an additional pedestrian bridge connecting one of the skywalks directly to the Tropicana casino.

Management believes that the new properties located at The New Four Corners have stimulated additional walk-in traffic that provides increased opportunities for Tropicana to attract its target customers and retain them through the Company's database marketing system. There can be no assurance, however, that the increased competition from these new properties will not have an adverse effect on Tropicana.

RAMADA EXPRESS

Ramada Express is located on 28 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, including a train that carries guests between the parking areas and the casino hotel. In September 1993, the Company completed a $75 million expansion of Ramada Express. The expansion included a new 1,100-room tower, increasing the property to a total of 1,500 rooms; a casino expansion of 20,000 square feet, bringing the total to 50,000 square feet; a 1,100-vehicle parking garage, bringing the total parking capacity to 2,300 vehicles; and additional restaurant, special event and retail space. The expanded casino contains 36 table games and 1,604 slot machines.

CARUTHERSVILLE RIVERBOAT CASINO PROJECT

The Company executed an agreement in September 1993 with the City of Caruthersville, Missouri, to operate a casino riverboat, and filed an application with the Missouri Gaming Commission for a gaming license to operate the Caruthersville facility. Caruthersville is located on the Mississippi River approximately 90 miles north of Memphis, Tennessee. Approximately 2.2 million people live within 100 miles of Caruthersville.

In January 1994, the Company took delivery and began renovation on a vessel intended to be used in Caruthersville. The boat will have an approximate 14,000-square-foot casino with 500 slot machines and 30 table games and will have an estimated capacity of 600 passengers and crew. The project will also have pre-boarding facilities including a restaurant and a live entertainment lounge. The estimated cost of the project is $55 million. The Company hopes to begin operations in Caruthersville in April 1995. However, commencement of operations is dependent on several factors that are beyond the Company's control, including the granting of a gaming license by the Missouri Gaming Commission. The Missouri Gaming Commission has commenced its formal investigation of the Company's application and a hearing is expected in April 1995. In addition, certain other approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard.

EVANSVILLE RIVERBOAT CASINO PROJECT

In June 1994, the Company was named by the City of Evansville, Indiana as its choice to develop and operate the only riverboat gaming facility planned to be licensed in the Evansville market. The Company and the City of Evansville have signed a development agreement that will bind the Company to make certain payments to the City of Evansville as well as other civic and charitable institutions. The City of Evansville endorsed the Company's license request to the Indiana Gaming Commission and on February 10, 1995, the Indiana Gaming Commission granted the Company a certificate of suitability to develop and operate the riverboat gaming facility. The certificate of suitability is a preliminary step to the granting of a full casino riverboat license. Gaming operations cannot commence until after site approval by state and federal waterway regulators. Evansville, located on the Ohio River in southwestern Indiana, has more than 3.0 million people living within a 120-mile area, which includes metropolitan Louisville, Kentucky. Aztar's proposed project, at an estimated cost of $100 million, will include a replica of the historic "Robert E. Lee" racing sidewheel steamboat. The boat will have a 37,000-square-foot casino with 1,250 slot machines and 70 table games and will have a capacity of 2,500 passenger guests and a crew of 300. The project will also include a 250-room hotel, a 44,000-square-foot entertainment complex for pre-boarding facilities, restaurants and lounge. With the boat due for delivery in June 1995, operations could commence in the summer of 1995 utilizing temporary docking and boarding facilities, with all permanent facilities scheduled to be in place by the fall of 1996.

FUTURE DEVELOPMENTS

The Company is continuing its efforts to explore opportunities in new jurisdictions in which the likelihood of legalization of gaming in the near term is high and where the potential markets meet the Company's standards for sound, meaningful long-term opportunities. On January 17, 1995, the City of Newport News, Virginia selected Aztar to develop a casino riverboat facility in Newport News, subject to passage of a Virginia state law legalizing riverboat gaming. Aztar has signed a memorandum of agreement with the Industrial Development Authority of Newport News that calls for construction of a casino riverboat facility on a 15-acre City-owned site on the James River south of Christopher Newport Park. The agreement is subject to certain conditions. The total project cost is estimated at $85 million. Start of construction and opening of the project is dependent on passage of a riverboat gaming law and licensing of the Company by the State of Virginia, along with other required approvals. Legislation to legalize riverboat gaming in Virginia is expected to be considered in early 1996.

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

As of December 29, 1994, there were 11 casino hotel facilities operating in Atlantic City in competition with TropWorld. Although no new casinos have been opened in Atlantic city since April 1990, the addition of new casino hotels in the Atlantic City market would increase competition. A number of the Company's competitors have announced definitive plans for expansion, including Bally's Grand, Bally's Park Place and Trump Plaza. The Sands Hotel and Casino, Bally's Park Place, Showboat and the Claridge Hotel and Casino opened expansions of their gaming space in 1994. In addition, legislation enacted in 1993 requires the CRDA to allocate $100 million of funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. In 1992, the Mashantucket Pequot Indian tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of such gaming.

During 1993, three major casino hotels opened in the Las Vegas market, two of which, Luxor and MGM Grand, are located adjacent to Tropicana near the intersection of Tropicana Avenue and the Strip, which is referred to as The New Four Corners. Circus Circus opened its 2,500-room Luxor in October 1993. The 5,000-room MGM Grand opened in December 1993. The third casino, Mirage's 3,000-room Treasure Island, also opened in October 1993 and is located in the middle of the Strip. These newly opened casinos added a total of approximately 10,500 rooms to an existing Las Vegas market base of approximately 77,000 rooms, representing an increase of 14%. In addition, there has been a significant increase in room supply and casino space in recent years, including the opening of the 3,000-room Mirage in November 1989 and the 4,000-room Excalibur in June 1990. Management believes that the MGM Grand and the Luxor have stimulated additional walk-in traffic that provides increased opportunities for Tropicana to attract its target customers and retain them through the Company's database marketing system. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana. In 1994, several construction plans were announced in Las Vegas. The largest of these are three new casino resorts on the Strip. Mirage Resorts Inc. has announced plans to build a 5,000-room megaresort, named Beau Rivage, on a 166-acre-site, formerly the location of the Dunes hotel and golf course. This project is scheduled to open by late 1997. Mirage Resorts Inc. and Gold Strike Resorts have announced plans to build a 3,000-room resort hotel with 100,000 square feet of casino space on 43 acres on the Strip. This joint project, named Victoria, is scheduled to open in mid-1996. MGM Grand, Inc. and Primadonna Corporation have announced plans to build a 1,500-room resort hotel with 100,000 square feet of casino space on the 18-acre parcel at the northwest corner of the Strip and Tropicana Avenue. This joint project, named New York-New York, is scheduled to open in 1996.

In the Laughlin market, in addition to the Company's expansion completed in September 1993, the Riverside opened an 800-room tower expansion in December 1994. The Riverside has also announced a management agreement with the Mojave Indian Tribe to build and operate a small facility (approximately 250 gaming positions) in Arizona roughly twenty-five miles south of Laughlin. In connection with this project, a temporary facility with approximately 50 gaming positions was opened during 1994.
The permanent facility is expected to open in early 1995. In February 1995, the Mojave Indian Tribe also opened a 300-room hotel with approximately 25,000 square feet of casino space in Nevada approximately 8 miles south of Laughlin. In addition, the Mojave Indian Tribe has signed an agreement allowing a gaming company to build and operate up to three casino hotels in this same area south of Laughlin. Plans to begin construction have not been announced. Separately, the Golden Nugget is reportedly planning to add several hundred additional hotel rooms. Another entity is reportedly planning two projects in Laughlin consisting of 1,800 rooms and 70,000 square feet of casino space north of Ramada Express and 1,000 rooms and 50,000 square feet of casino space south of Ramada Express.

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

REGULATION

  General

Regulatory aspects of the gaming business are pervasive in nature and the following description should not be construed as a complete summary of all the regulatory requirements faced by the Company. Gaming authorizations, once obtained, can be suspended or revoked for a variety of reasons. If the Company were ever precluded from operating one of its gaming facilities, it would, to the extent permitted by law, seek to recover its investment by sale of the property affected, but there can be no assurance that the Company would recover its full investment. In addition, the Nevada Gaming Commission (the "Nevada Commission") and the New Jersey Commission have the authority to require a holder or beneficial owner of the Company's securities to be found to be suitable or to qualify under applicable laws or regulations.

From time to time, legislative and regulatory changes are proposed that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. TropWorld is required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment. The State of Nevada has adopted a regulation similar to the Bank Secrecy Act which requires the Nevada facilities to document and/or report certain currency transactions to the Nevada Board. Violation of this regulation could result in action by the Nevada authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada facilities' licenses and/or the Company's licensing approval. These reporting requirements are not expected to have any adverse effects on the Company's casino operations.

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

Hotel Ramada of Nevada ("HRN") is the Company's wholly-owned subsidiary which operates the casino at Tropicana and Ramada Express, Inc. ("Express") is the Company's wholly-owned subsidiary which operates the casino at Ramada Express. HRN and Express are both required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from HRN or Express without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, HRN and Express have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, HRN or Express, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, HRN or Express to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation such as the Company to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On June 23, 1994, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (a "Licensee", or collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

Adamar of New Jersey, Inc. ("Adamar"), a wholly-owned subsidiary of the Company, has been licensed (subject to biennial renewal) by the New Jersey Commission to operate TropWorld. In November 1982, the New Jersey Commission granted a plenary license to Adamar. In November 1993, the license was renewed for a period of two years. The Company and Ramada New Jersey Holdings Corporation ("Holdings"), another of the Company's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar's casino license. Officers and directors of the Company and Adamar and employees who work at casino hotel facilities operated by Adamar also have been or must be approved or licensed. In addition, all contracts affecting the facilities have been or must be approved, and all enterprises that conduct business with Adamar must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

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

The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, and lenders and underwriters of said companies, may be required to seek qualification from the New Jersey Commission. However, because the Company is a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the Division, if it is determined that said persons or entities are not significantly involved in the activities of Adamar and, in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

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

The New Jersey Act imposes an annual tax of eight percent on gross revenues (as defined in the New Jersey Act). In addition, casino licensees are required to invest one and one-quarter percent of gross casino revenues for the purchase of bonds to be issued by the Casino Reinvestment Development Authority or make other approved investments equal to that amount; in the event the investment requirement is not met, the casino licensee is subject to a tax in the amount of two and one-half percent on gross revenues.

  Regulation and Licensing - Missouri

On November 3, 1992, a statewide referendum authorized gaming in the state of Missouri on the Missouri and the Mississippi Rivers. Local approval from the home dock municipality, as required by the legislation, was also obtained from the City of Caruthersville in the November 3, 1992 election. On April 29, 1993, Missouri enacted revised legislation (the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri and has the discretion to approve license applications for riverboat gaming facilities. In July 1993, the Company was chosen by the City of Caruthersville as the preferred applicant to develop a gaming facility, and on September 20, 1993, the Company, through its subsidiary Aztar Missouri Gaming Corporation ("Aztar Missouri"), filed its initial application with the Missouri Gaming Commission. The Missouri Gaming Commission has commenced its formal investigation of Aztar Missouri's application and a hearing is expected in April 1995. If Aztar Missouri is granted a license, it currently expects to begin operations in Caruthersville, Missouri in April 1995.

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries.
Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify certain definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, as revised, the Missouri Gaming Commission issued two licenses on May 27, 1994 and two licenses on June 22, 1994. A fifth license was issued by the Missouri Gaming Commission in late September 1994.

In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River. As a result of the amendment, full-scale gaming is now available in Missouri.

Opponents to gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of Aztar Missouri.

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar Missouri, any subsidiaries, and certain of its officers and employees are and will be subject to certain regulations. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. In addition to the information required of the applicant, each director, officer and other key persons must submit a Personal Disclosure Form which includes detailed personal financial information and is subject to thorough investigation. In addition, certain officers and directors of Aztar have been requested to submit a Personal Disclosure Form to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

The operators licenses are issued through application to the Missouri Gaming Commission, which requires, among other things, (a) investigations into an applicant's character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women and (ii) an economic development or impact report. License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Licenses are to last for a term of two years, except that the first license and subsequent renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri and its officers and certain employees have submitted all the requisite licensing applications with respect to the Caruthersville operation, and Aztar Missouri has no reason to believe that these applications will not be approved. In addition, certain officers and directors of Aztar have been requested to submit licensing applications to the Missouri Gaming Commission. The Missouri Gaming Commission has commenced its formal investigation of Aztar Missouri's application. However, there can be no assurance that Aztar Missouri's application will be approved in a timely manner or at all.

The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violation of the Missouri Gaming Law and the rules and regulations promulgated thereunder. Penalties include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. The gaming licenses are not transferable, and the Missouri rules bar a licensee from taking any of the following actions without prior approval by the Missouri Gaming Commission: (a) a pledge of the license as collateral to other than a regulated bank or savings and loan association; (b) any individual transfer of an interest of 5% or greater, either directly or indirectly, in a publicly traded company which holds a license; or (c) distribution of assets in excess of 5% of accumulated earnings of a licensee to anyone with an ownership interest in the licensee. These restrictions on transfer of ownership apply to the Company as well as the direct licensee, Aztar Missouri.

The bulk of the Missouri administrative rules contains detailed requirements concerning the operation of a licensed excursion gaming boat facility. These include a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, minimum payout requirements, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees also must submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. The Missouri Gaming Law also provides a loss limit of $500 per person, per excursion. Other areas of operation which are subject to regulation under the Missouri rules are the size, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission.

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming.

With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. Dockside gaming in Missouri may differ from dockside gaming in other states, because the Missouri Gaming Commission has the ability to require "simulated cruising". This requirement would permit customers to board dockside riverboats only at specified times and would prohibit boarding during the period of a simulated cruise, which is expected to last for two to three hours. However, customers are permitted to leave the facility at any time. As of September 20, 1994, the Missouri Gaming Commission has authorized three facilities to operate all or a portion of the facility as continuously docked with a "simulated cruise" schedule.

  Regulation and Licensing - Indiana

The ownership and operation of riverboat casinos in certain designated waters are subject to extensive state regulation under the Indiana Riverboat Gambling Act (the "Indiana Act") and regulations which the Indiana Gaming Commission is authorized to adopt under the Indiana Act. The Indiana Act and the regulations the Indiana Gaming Commission has adopted to date and is expected to adopt in the future are significant to the Company's prospects for successfully operating a riverboat casino in the Evansville, Indiana market.

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Gaming Commission. The Indiana Gaming Commission took office in September 1993, and, thus far, its activities have been predominantly directed toward establishing a regulatory and administrative infrastructure for licensing of prospective applicants for the limited number of riverboat owner's licenses authorized by the Indiana Act: five for operations docking on Lake Michigan, one on a landlocked lake in Southwestern Indiana and five on the Ohio River (the Company is seeking one of the five licenses allocated to Ohio River counties). The Indiana Gaming Commission has proposed a set of regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission. These regulations have been published and set for hearing. They will become effective thirty days after signature by the Governor and filing with the Secretary of State. The regulatory climate in Indiana may be more costly than exists in other states.

Among regulations being considered is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels, and the regulations carry out the legislative intent with appropriate recognition of public safety needs.
The regulations explicitly preclude "dockside gambling". For purposes of the regulations, dockside gambling is defined to mean gambling on a vessel which is permanently moored and not self-propelled and allows unlimited passenger ingress and egress. Instead, the regulations define the type of excursions riverboats must conduct based upon location (Lake Michigan or the Ohio River), weather conditions and other safety factors.

Excursions must have a two- to four-hour duration. An excursion begins at the time embarkation begins and concludes at the end of disembarkation if gambling continues during disembarkation. Embarkation and disembarkation may not exceed thirty minutes each. When the embarkation period ends, a gangway or its equivalent must be closed so that no further embarkation is possible.

For Ohio River excursions, such as those the Company intends to operate through its Evansville operation, "full excursions" must be conducted at all times during a year unless, for safety reasons, a "limited excursion" is authorized by the master of the riverboat under the regulations. A "full excursion" is a cruise on the Ohio River; a "limited excursion" is not a cruise but a simulation where the gangway of a boat is closed with no further ingress until the end of the designated excursion period. Passengers may disembark during a limited excursion.

The conditions under which a limited excursion may be conducted include unsafe water levels, unsafe weather (fog, winds, rain), ice, mechanical or structural difficulties, unsafe traffic conditions, conditions which would cause the vessel to travel into waters in which it would violate federal law or the law of any state, or any other condition which would jeopardize the safety of the passengers, the vessel or other vessels. The condition relative to violations of the laws of other states is designed to address the controversy between the Commonwealth of Kentucky and the State of Indiana with respect to exercise of the police power over the waters of the Ohio River.

Casino wagering is illegal in Kentucky. Most of the waters of the Ohio River are, according to a decision of the United States Supreme Court, part of Kentucky and therefore subject to its police power. Kentucky officials have threatened to exercise police power and make arrests if Indiana-based riverboats venture into Kentucky waters to conduct casino wagering operations. The "limited excursion" regulation would seem to provide a clear basis for an Indiana riverboat operator to conduct operations without any risk of legal action from Kentucky. Indiana and Kentucky officials have discussed some kind of compact that would protect Indiana-based riverboats from action by Kentucky, no agreements have been publicly reported.

There is proposed legislation pending before the Indiana General Assembly which would have the effect of repealing certain of the regulations and require cruising in all cases. If passed in its present form, the legislation could restrict operations; the author of the bill has indicated that the bill should be amended to allow discretion in operations for safety reasons only and not for the laws of other states.

The Company, through an Indiana subsidiary, has received from the Indiana Gaming Commission a certificate of suitability for a riverboat owner's license for the Evansville, Indiana market. The Company is now completing requirements for formal licensing and hopes to be operating in Evansville in the summer of 1995. The Company's Evansville riverboat can cruise from its site of docking without entering Kentucky waters; therefore the proposed legislation would not affect operations insofar as the Kentucky police power issue is concerned.

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal requirement. The Indiana Gaming Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing necessary licenses. Significant contracts are subject to disclosure and approval processes. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

The Indiana Act requires licensees to disclose to the Indiana Gaming Commission the identity of all 1% or greater owners of public companies. The Indiana Gaming Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. The Company has provided full information and documentation to the Indiana Gaming Commission.

In addition to securing a license to conduct riverboat casino operations from the Indiana Gaming Commission, the Company will be required to secure permits and approvals from the United States Army Corps of Engineers to develop the facilities it proposes to use to conduct operations. Owners of riverboat casinos are entitled to receive specialized alcoholic beverage permits for riverboat operations. The permits extend serving privileges far beyond those which otherwise exist under Indiana law. Landside operations at the Company's proposed development must secure other alcoholic beverage permits to conduct operations.

The Indiana Act prescribes a tax on adjusted gross receipts from gambling games authorized under the Indiana Act at the rate of 20% on adjusted gross receipts. For this purpose, adjusted gross receipts means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax.

EMPLOYEES

The Company employs approximately 8,200 people of which approximately 2,700 employees are represented by unions. Of the approximately 4,200 employees at TropWorld, approximately 1,300 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires in 1999 and the remainder are covered by contracts that expire in 1996. At Tropicana, approximately 1,400 of the 2,400 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expire in 1997 and a small number are covered by contracts that expire in 1995. At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. The Company has fewer than 100 employees at its riverboat casinos under development, none of which are covered by collective bargaining agreements.

TRADEMARKS

The Company uses a variety of trade names, service marks and trademarks and believes it has all the licenses necessary to conduct its business. The Company has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of the Company's business as a whole.

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

The Company has registered the following important service marks: Aztar, Trop, TropWorld, Trop Park, Tivoli Pier, TropWorld Casino and Entertainment Resort and The Island of Las Vegas. The Company believes there are no other trademarks or service marks the use of which is material to the conduct of the Company's business as a whole.

ITEM 2.  PROPERTIES
- -------------------
     TROPWORLD.

TropWorld is located on a 10-acre site in Atlantic City, New Jersey. In July 1993, TropWorld became wholly owned by the Company.

     TROPICANA.

Tropicana is located on a 34-acre site in Las Vegas, Nevada. Tropicana is owned by Tropicana Enterprises and is leased to HRN, which operates the casino and hotel under the lease ( the "Tropicana Lease"), which expires in 2011. The Company, through its wholly-owned subsidiary, Adamar of Nevada, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to certain preferences on liquidation. The Company does not have the right to purchase Tropicana from Tropicana Enterprises and does not have the right to purchase the remaining partnership interest in Tropicana Enterprises that is not owned by Adamar of Nevada.

     RAMADA EXPRESS.

Ramada Express is located on a 28-acre site in Laughlin, Nevada. Ramada Express is wholly owned by the Company. The Company completed in September 1993 a $75 million expansion of Ramada Express.

     NEW GAMING JURISDICTIONS

In connection with the Company's development of its business in new gaming jurisdictions, the Company has purchased land and has an option to purchase an additional parcel of land in Caruthersville, Missouri. The Company also has options to purchase various parcels of land in Evansville, Indiana and Bensalem, Pennsylvania.

     GENERAL.

The Company leases its corporate headquarters located in Phoenix, Arizona and owns or leases certain other facilities which are not material to the Company's operations.

Substantially all land, casino hotel buildings, furnishings and equipment owned by the Company are pledged as collateral under long-term debt agreements.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------
The Company and more than 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-478-CIV-ORL-22, filed on April 26, 1994. This action was consolidated with another subsequently filed action in that court entitled William Ahearn, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-532-CIV-ORL-22 (the "Actions"). Both Actions were brought under RICO and state common law and seek compensatory and punitive damages in excess of $1 billion from the defendants. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The precise nature of the Company's alleged role in the alleged fraud and conspiracy to defraud are not discernible from the complaints.

On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case number is CV-S-94-1126-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion. The parties submitted a joint status report to the Court on January 18, 1995. All discovery has been stayed by the Court pending the entry of a scheduling order.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
     The registrant has elected not to include information concerning its executive officers in its 1995 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
- -------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        51   16 years  3 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      50   14 years  8 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               53   22 years  5 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               56    7 years  7 years
                     Corporate Communications

Meridith P. Sipek    Controller                    48   17 years  5 years

Craig F. Sullivan    Treasurer                     48   17 years  5 years

Paul E. Rubeli. Mr. Rubeli joined Ramada in 1979 as Group Vice President, Industrial Operations. He served as Executive Vice President, Gaming, of Ramada from 1982 to December 1989, when he was appointed President and Chief Operating Officer, of the Company in the Restructuring. He was appointed Chief Executive Officer in February 1990 and Chairman of the Board in addition to his other positions in February 1992.

Robert M. Haddock. Mr. Haddock joined Ramada in 1980 and held various positions before becoming Executive Vice President and Chief Financial Officer in March 1987, serving in that capacity until the Restructuring, when he assumed the same position with the Company.

Nelson W. Armstrong, Jr. Mr. Armstrong joined Ramada in 1973 as an accounting supervisor and held various positions on the corporate accounting staff, serving as Vice President and Controller, of Ramada and then of the Company after the Restructuring until he was appointed Vice President, Administration, and Secretary, of the Company in March 1990.

Joe C. Cole. Mr. Cole joined Ramada in March 1988 as Vice President, Corporate Communications, after having been affiliated with Phoenix Newspapers Inc. for 26 years as a reporter, columnist and editor. He became Vice President, Corporate Communications, of the Company in the Restructuring.

- ------------------------------------------------
Meridith P. Sipek. Mr. Sipek joined Ramada's corporate accounting staff in 1977 as a manager and held various positions in corporate and hotel accounting, serving as Hotel Group Controller, before being named Assistant Corporate Controller, of Ramada and then of the Company after the Restructuring until he was appointed Controller, of the Company in March 1990.

Craig F. Sullivan.  Mr. Sullivan joined Ramada in 1978 as a treasury analyst and held various Treasury Department positions before being named Assistant Treasurer in May 1982, serving in that capacity in Ramada and in the Company after the Restructuring until he was appointed Treasurer, of the Company in March 1990.
                                    PART II
                                    -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------
Aztar had 12,329 shareholders of record as of February 21, 1995.

The additional information required by this Item 5 is included in this report on F-16, F-27 and F-38.

ITEMS 6, 7, and 8
- -----------------
The information required by Item 6 is included in this report on F-38; by Item 7, on F-28 through F-37; and by Item 8, on F-1 through F-27.

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

                                    PART IV
                                    -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
                                                                    Page No.
(a)  1.  Financial Statements:                                      --------
       Report of Independent Accountants                               F-1
       Consolidated Balance Sheets, December 29, 1994 and
         December 30, 1993                                             F-2
       Consolidated Statements of Operations for the years ended
         December 29, 1994, December 30, 1993 and December 31, 1992    F-4
       Consolidated Statements of Cash Flows for the years ended
         December 29, 1994, December 30, 1993 and December 31, 1992    F-6
       Consolidated Statements of Shareholders' Equity for the
         years ended December 29, 1994, December 30, 1993 and
         December 31, 1992                                             F-8
       Notes to Consolidated Financial Statements                      F-10

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(Continued)
- -----------

                                                                    Page No.
                                                                    --------
     2.   Financial Statement Schedules:

          Report of Independent Accountants                           S-1
          II - Valuation and Qualifying Accounts                      S-2

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

         27 Financial Data Schedule                                   *

         * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report and those incorporated by reference.

            All other exhibits have been omitted because the information is not required or is not applicable.

(b)  Reports on Form 8-K:

            The Company did not file any report on Form 8-K during the quarter ended December 29, 1994.

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

     AZTAR CORPORATION  By ROBERT M. HADDOCK             March 20, 1995
     -----------------     -------------------------   ------------------
     Registrant            Robert M. Haddock                   Date
                           Executive Vice President and
                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PAUL E. RUBELI               Chairman of the Board, President  March 20, 1995
- -------------------------    and Chief Executive Officer, and ----------------
Paul E. Rubeli               Director

ROBERT M. HADDOCK            Executive Vice President and      March 20, 1995
- -------------------------    Chief Financial Officer, and     ----------------
Robert M. Haddock            Director

MERIDITH P. SIPEK            Controller                        March 20, 1995
- -------------------------                                     ----------------
Meridith P. Sipek

JOHN B. BOHLE                Director                          March 20, 1995
- -------------------------                                     ----------------
John B. Bohle

E. M. CARSON                 Director                          March 20, 1995
- -------------------------                                     ----------------
Edward M. Carson

A. S. GITTLIN                Director                          March 20, 1995
- -------------------------                                     ----------------
A. Sam Gittlin

JOHN R. NORTON, III          Director                          March 20, 1995
- -------------------------                                     ----------------
John R. Norton, III

ROBERT S. ROSOW              Director                          March 20, 1995
- -------------------------                                     ----------------
Robert S. Rosow

R. SNELL                     Director                          March 20, 1995
- -------------------------                                     ----------------
Richard Snell

VESTA VALENTINE TEMEN        Director                          March 20, 1995
- -------------------------                                     ----------------
Vesta Valentine Temen

TERENCE W. THOMAS            Director                          March 20, 1995
- -------------------------                                     ----------------
Terence W. Thomas

CARROLL V. WILLOUGHBY        Director                          March 20, 1995
- -------------------------                                     ----------------
Carroll V. Willoughby                 30






REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

We have audited the consolidated balance sheets of Aztar Corporation and Subsidiaries as of December 29, 1994 and December 30, 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztar Corporation and Subsidiaries as of December 29, 1994 and December 30, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.





COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 16, 1995

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 29, 1994 and December 30, 1993
                  ----------------------------------------
                      (in thousands, except share data)


                                                        1994        1993
                                                      ---------   ---------

Assets
Current assets:
 Cash and cash equivalents                            $  43,861  $  39,551
 Short-term investments                                   8,250         --
 Accounts receivable, net                                17,391     19,170
 Refundable income taxes                                    723      2,062
 Inventories                                              5,693      5,564
 Prepaid expenses                                         9,992      9,206
 Deferred income taxes                                    7,894      6,566
                                                      ---------  ---------
     Total current assets                                93,804     82,119

Investments in and advances to unconsolidated
 partnership                                             12,627     13,776
Other investments                                        24,928     22,131

Property and equipment:
 Buildings and equipment, net                           635,678    648,139
 Land                                                    81,795     81,795
 Construction in progress                                37,965      6,701
 Leased under capital leases, net                           852      1,043
                                                      ---------  ---------
                                                        756,290    737,678

Deferred charges and other assets                        27,710     21,467
                                                      ---------  ---------
                                                      $ 915,359  $ 877,171
                                                      =========  =========





The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                  December 29, 1994 and December 30, 1993
                  ----------------------------------------
                      (in thousands, except share data)


                                                        1994        1993
                                                      ---------   ---------

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                        $  40,083  $$  39,515
 Accrued payroll and employee benefits                   15,467     15,823
 Accrued interest payable                                13,847     13,714
 Income taxes payable                                     2,608      2,633
 Current portion of long-term debt                          666      2,499
                                                      ---------  ---------
     Total current liabilities                           72,671     74,184

Long-term debt                                          430,212    404,086
Other long-term liabilities                              21,986     21,882
Deferred income taxes                                    24,411     26,126
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $4,900 and $4,295)                     4,711      3,905

Shareholders' equity:
 Common stock, $.01 par value (37,459,228
   and 37,359,011 shares outstanding)                       414        414
 Paid-in capital                                        347,284    346,965
 Retained earnings                                       30,555     16,559
 Less: Treasury stock                                   (16,885)   (16,885)
       Unearned compensation                                 --        (65)
                                                      ---------  ---------
     Total shareholders' equity                         361,368    346,988
                                                      ---------  ---------
                                                      $ 915,359  $ 877,171
                                                      =========  =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                      -----------------------------------
                     (in thousands, except per share data)

                                                 1994      1993      1992
Revenues                                      ---------  --------- ---------
  Casino                                      $443,392   $439,294  $431,831
  Rooms                                         41,514     32,248    32,651
  Food and beverage                             42,657     36,357    37,519
  Other                                         13,877     10,863    10,044
                                              --------   --------  --------
                                               541,440    518,762   512,045
Costs and expenses
  Casino                                       203,236    217,087   202,747
  Rooms                                         25,268     19,495    19,527
  Food and beverage                             39,361     34,773    35,008
  Other                                          7,753      6,737     6,827
  Marketing                                     47,253     45,427    45,705
  General and administrative                    47,895     46,849    46,399
  Utilities                                     13,556     12,328    11,617
  Repairs and maintenance                       19,905     19,953    18,544
  Provision for doubtful accounts                3,102      1,566     2,622
  Property taxes and insurance                  17,781     16,729    16,108
  Net rent                                       9,951     27,747    45,653
  Depreciation and amortization                 36,972     32,652    28,679
                                              --------   --------  --------
                                               472,033    481,343   479,436
                                              --------   --------  --------
Operating income                                69,407     37,419    32,609

  Interest income                                3,139     24,172    28,655
  Interest expense                             (49,711)   (45,363)  (31,132)
                                              --------   --------  --------
Income from continuing operations before
  other items, income taxes, extraordinary
  items and cumulative effect of accounting
  change                                        22,835     16,228    30,132
  Equity in unconsolidated partnership's loss   (4,169)    (3,822)   (4,125)
                                              --------   --------  --------
Income from continuing operations before
  income taxes, extraordinary items and
  cumulative effect of accounting change        18,666     12,406    26,007
  Income taxes                                  (1,862)    (1,024)   (9,629)
                                              --------   --------  --------
Income from continuing operations before
  extraordinary items and cumulative effect
  of accounting change                          16,804     11,382    16,378
  Discontinued operations                           --         --     1,262
  Extraordinary items                           (2,708)        --    (5,335)
  Cumulative effect of accounting change            --         --     7,500
                                              --------   --------  --------
Net income                                    $ 14,096   $ 11,382  $ 19,805
                                              ========   ========  ========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                      -----------------------------------
                     (in thousands, except per share data)

                                             1994      1993      1992
                                           --------  --------  --------
Earnings per common and common equivalent
  share:
  Income from continuing operations before
   extraordinary items and cumulative
   effect of accounting change             $    .42  $    .28  $    .41
  Discontinued operations                        --        --       .03
  Extraordinary items                          (.07)       --      (.14)
  Cumulative effect of accounting change         --        --       .20
                                           --------  --------  --------
  Net income                               $    .35  $    .28  $    .50
                                           ========  ========  ========
Earnings per common share assuming full
  dilution:
  Income from continuing operations before
   extraordinary items and cumulative
   effect of accounting change             $    .41  $    .27  $    .40
  Discontinued operations                        --        --       .03
  Extraordinary items                          (.07)       --      (.13)
  Cumulative effect of accounting change         --        --       .19
                                           --------  --------  --------
  Net income                               $    .34  $    .27  $    .49
                                           ========  ========  ========
Weighted average common shares
  applicable to:
  Earnings per common and common
   equivalent share                         38,196    38,367     38,212
  Earnings per common share assuming
   full dilution                            39,224    39,429     39,311











The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                                --------------
                                (in thousands)


                                              1994       1993       1992
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income                                 $  14,096  $  11,382  $  19,805
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization              39,529     34,577     30,639
   Provision for losses on accounts
     receivable                                3,102      1,566      2,622
   Loss on reinvestment obligation               950        991      1,103
   Interest income                                --      1,889     (4,389)
   Rent expense                                   (5)      (880)    (2,537)
   Distribution in excess of equity in
     income of partnership                     1,149      1,449      1,355
   Deferred income taxes                      (3,043)    (1,280)    (1,556)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                             (1,577)    (1,442)    (1,372)
    (Increase) decrease in refundable
       income taxes                            1,339         --     (2,062)
    (Increase) decrease in inventories
       and prepaid expenses                   (1,121)    (1,969)    (1,582)
    Increase (decrease) in accounts payable,
       accrued expenses and income taxes
       payable                                 1,434      1,955    (12,745)
    Other items, net                           5,780      2,087      2,502
                                           ---------  ---------  ---------
   Net cash provided by (used in) operating
     activities                               61,633     50,325     31,783
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
(Increase) reduction in invested funds        (8,250)        --      5,075
Payments received on TropWorld second
  mortgage                                        --     24,400     51,450
Payments received on other notes receivable      965      2,191      2,383
Increase in TropWorld second mortgage             --    (24,400)   (51,450)
Increase in other notes receivable                --       (419)  (174,678)
Purchases of property and equipment          (54,442)   (77,804)   (20,607)
Acquisition of AREI/AGP partnership
  interests, net of cash acquired                 --    (61,859)        --
Additions to other long-term assets           (6,682)    (6,391)    (4,544)
                                           ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities                            $ (68,409) $(144,282) $(192,371)
                                            --------   --------   --------




The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                                --------------
                                (in thousands)
                                                1994      1993      1992
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $254,795  $ 35,000  $200,000
Proceeds from issuance of common stock             274     2,149       261
Principal payments on long-term debt          (231,507)   (2,157)   (3,787)
Debt issuance costs                            (11,473)     (969)   (6,349)
Repurchase of common stock                          --        --    (5,364)
Preferred stock dividend                          (773)     (787)     (797)
Redemption of preferred stock                     (230)     (131)      (90)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                       11,086    33,105   183,874
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                               4,310   (60,852)   23,286

Cash and cash equivalents at beginning
  of year                                       39,551   100,403    77,117
                                              --------  --------  --------
     Cash and cash equivalents at end
       of year                                $ 43,861  $ 39,551  $100,403
                                              ========  ========  ========

Supplemental Cash Flow Disclosures

Acquisition of AREI/AGP partnership interests:
  Working capital, other than cash            $     --  $  3,370  $     --
  Notes receivable                                  --   242,605        --
  Building and equipment                            --  (307,582)       --
  Capital lease assets, net                         --     6,703        --
  Long-term debt                                    --    (5,682)       --
  Other long-term liabilities                       --    (1,273)       --
                                              --------  --------  --------
    Net cash used in acquisition                    --   (61,859)       --

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment              $     75  $    385  $  3,687
    Note received in sale of
      property and equipment                        --        --       225
    Tax benefit from stock options
      and preferred stock dividend                 722       431       290
    Forfeiture of restricted stock                  --        --        30

Cash paid during the year for the following
  for continuing and discontinued operations:
    Interest, net of amount capitalized       $ 47,087  $ 43,160  $ 31,905
    Income taxes                                 2,065     1,997     8,165

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                                 -------------
                                (in thousands)

                                      Retained            Unearned
                     Common  Paid-in  Earnings  Treasury   Compen-
                      Stock  Capital  (Deficit)  Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
  January 2, 1992   $    409 $344,235 $(13,432) $(11,491) $   (821) $318,900
  Stock options
   exercised               1      260                                    261
  Tax benefit
   from stock
   options exercised               79                                     79
  Repurchase of
   common stock                                   (5,364)             (5,364)
  Preferred stock
   dividend, net of
   income tax benefit                     (586)                         (586)
  Forfeitures of
   restricted stock                                  (30)       30        --
  Amortization of
   unearned
   compensation                                                654       654
  Net income                            19,805                        19,805
                    -------- -------- --------  --------  --------  --------
Balance,
  December 31, 1992      410  344,574    5,787   (16,885)     (137)  333,749
  Stock options
   exercised               4    2,145                                  2,149
  Tax benefit
   from stock
   options exercised              246                                    246
  Preferred stock
   dividend, net of
   income tax benefit                     (610)                         (610)
  Amortization of
   unearned
   compensation                                                 72        72
  Net income                            11,382                        11,382
                    -------- -------- --------  --------  --------  --------
Balance,
  December 30, 1993 $    414 $346,965 $ 16,559  $(16,885) $    (65) $346,988








The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                                 -------------
                                (in thousands)

                                      Retained            Unearned
                     Common  Paid-in  Earnings  Treasury   Compen-
                      Stock  Capital  (Deficit)  Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
  December 30, 1993 $    414 $346,965 $ 16,559  $(16,885) $    (65) $346,988
  Stock options
   exercised                      274                                    274
  Tax benefit
   from stock
   options exercised               45                                     45
  Reduction in income
   tax valuation
   allowance                               520                           520
  Preferred stock
   dividend, net of
   income tax benefit                     (620)                         (620)
  Amortization of
   unearned
   compensation                                                 65        65
  Net income                            14,096                        14,096
                    -------- -------- --------  --------  --------  --------
Balance,
  December 29, 1994 $    414 $347,284 $ 30,555  $(16,885) $     --  $361,368
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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which includes 52 weeks in 1994, 1993 and 1992.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $2,664,000 in 1994, $3,491,000 in 1993 and $1,061,000 in 1992.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings and equipment was $172,812,000 at December 29, 1994 and $139,690,000 at December 30, 1993.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are amortized using the interest method.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized and amortized over ten years; subsequent renewal costs are amortized over the renewal period.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations. Capitalized preopening costs, included in deferred charges and other assets, were $817,000 and $60,000 at December 29, 1994 and December 30, 1993, respectively.

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

                           1994      1993      1992
                         --------  --------  --------
    Rooms                $ 17,767  $ 18,992  $ 14,930
    Food and beverage      33,610    33,287    30,568
    Other                   4,741     6,666     6,509
                         --------  --------  --------
                         $ 56,118  $ 58,945  $ 52,007
                         ========  ========  ========

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

In calculating the 1994, 1993 and 1992 earnings per share for both computations, dividends of $620,000, $610,000 and $586,000, respectively, on the Series B ESOP Convertible Preferred Stock are deducted in arriving at income applicable to the common stock. The 1994, 1993 and 1992 dividends are net of income tax benefits of $157,000, $185,000 and $211,000, respectively.

Reclassifications

Certain reclassifications have been made in the 1993 and 1992 Consolidated Statements of Cash Flows in order to be comparable with the 1994 presentation.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and temporary cash investments with high-credit-quality financial institutions. At times such investments may be in excess of the FDIC and SIPC insurance limits. At December 29, 1994, the Company's short-term investments were at one financial institution.

The Company's principal operations are conducted in Atlantic City, New Jersey, at TropWorld and in Las Vegas and Laughlin, Nevada, at Tropicana and Ramada Express. TropWorld has a concentration of credit risk in the northeast region of the U.S. Approximately 50% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 29, 1994 and December 30, 1993, the net receivables at TropWorld were $7,951,000 and $8,948,000, respectively, and the net receivables at Tropicana and Ramada Express combined were $9,394,000 and $10,175,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At December 29, 1994 and December 30, 1993, the allowance for doubtful accounts was $10,720,000 and $9,908,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $15,267,000 in 1994, $12,684,000 in 1993 and
$12,815,000 in 1992, of which 50% was eliminated in consolidation.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

                                         1994        1993
                                      --------    --------
     Current assets                   $    636    $    270
     Noncurrent assets                  77,427      81,220
     Current liabilities                   983       1,516
     Noncurrent liabilities             71,339      73,033

                                        1994        1993        1992
                                      --------    --------    --------
     Revenues                         $ 15,360    $ 12,815    $ 12,980
     Operating expenses                 (2,748)     (2,755)     (2,836)
                                      --------    --------    --------
     Operating income                   12,612      10,060      10,144
     Interest expense                   (4,492)     (3,793)     (4,318)
                                      --------    --------    --------
     Net income                       $  8,120    $  6,267    $  5,826
                                      ========    ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                                        1994        1993        1992
                                      --------    --------    --------
     Equity in unconsolidated
      partnership's loss              $ (4,169)   $ (3,822)   $ (4,125)

NOTE 4.  OTHER INVESTMENTS

The Company satisfies a New Jersey assessment based upon its casino revenues by purchasing bonds issued by the Casino Reinvestment Development Authority ("CRDA"). Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. At December 29, 1994 and December 30, 1993, other investments consisted of the Company's deposit with the CRDA of $35,472,000 and $31,726,000, respectively, net of a valuation allowance of $10,544,000 and $9,595,000, respectively.

In February 1995, the Company commenced construction on an expansion of TropWorld. The expansion will consist primarily of a new 628-room hotel tower, with additional restaurant and support facilities in the existing operation. The Company has executed a credit agreement with the CRDA for approximately $25,000,000 in funding for this project. The Company will receive funds from the CRDA based on expenditures made for the project to the extent the Company has available funds on deposit with the CRDA that qualify for this funding. At December 29, 1994, the Company had approximately $10,000,000 in available deposits with the CRDA that qualify. The balance of funding will result from portions of future CRDA deposits.

NOTE 5.  LONG-TERM DEBT

At December 29, 1994 and December 30, 1993, long-term debt included (in thousands):
                                                          1994      1993
                                                        --------  --------
11% Senior Subordinated Notes Due 2002; redeemable
 beginning October 1, 1997 at 103.143%                  $200,000  $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                             177,650        --
Reducing revolving credit note; floating rate,
 8.16% at December 29, 1994; matures December 31, 1999    50,000        --
13 1/2% First Mortgage Notes Due 1996 ($170,000
 principal amount, 13.7% effective interest rate);
 redeemable beginning September 15, 1994 at 100.00%;
 net of unamortized discount                                  --   169,133
Ramada Express revolving credit note; floating rate,
 6.44% at December 30, 1993; matures June 30, 1996            --    25,000
$10 million revolving credit note; floating rate,
 6 1/4% at December 30, 1993; matures December 31,
 1994                                                         --    10,000
Other notes payable; 7% to 14.6%; maturities to 2002       2,115     1,075
Obligations under capital leases                           1,113     1,377
                                                        --------  --------
                                                         430,878   406,585
Less current portion                                        (666)   (2,499)
                                                        --------  --------
                                                        $430,212  $404,086
                                                        ========  ========

Maturities of long-term debt for the five years subsequent to December 29, 1994 are as follows (in thousands):

          Year
          1995                           $ 666
          1996                             471
          1997                             440
          1998                             474
          1999                             409

On October 8, 1992, the Company issued $200,000,000 principal amount of 11% Senior Subordinated Notes Due October 1, 2002 (the "11% Notes"). Interest on the 11% Notes is payable semiannually on April 1 and October 1. The 11% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1997, at prices from 103.143% of the principal amount plus interest declining to 100% plus interest beginning October 1, 1999.

On October 4, 1994, the Company issued $180,000,000 principal amount of
13 3/4% Senior Subordinated Notes Due October 1, 2004 (the "13 3/4% Notes"). Interest on the 13 3/4% Notes is payable semiannually on April 1 and October 1, beginning April 1, 1995. The 13 3/4% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1999, at prices from 106.875% of the principal amount plus interest declining to 100% plus interest beginning October 1, 2003. The net proceeds from the sale of the Notes were approximately $172,000,000. These funds were used to redeem the $170,000,000 principal amount of outstanding 13 1/2% First Mortgage Notes Due 1996 (the "First Mortgage Notes") of Aztar Mortgage Funding, Inc., a wholly owned, special purpose subsidiary of the Company. The redemption of the First Mortgage Notes was completed on November 2, 1994.

The 11% Notes and 13 3/4% Notes, ranked pari passu, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future Senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 11% Notes and 13 3/4% Notes would have the right to require repurchase of the respective notes at par plus accrued interest. Certain covenants in the 11% Notes and 13 3/4% Notes limit the ability of the Company to incur indebtedness or engage in mergers, consolidations or sales of assets.

On October 5, 1994, the Company entered into a reducing revolving credit facility maturing on December 31, 1999 (the "Bank Credit Facility") with a group of banks. Funds are available under the Bank Credit Facility up to approximately $207,000,000. The availability of funds under the Bank Credit Facility will reduce quarterly beginning on March 31, 1996 in the annual amounts of $25,000,000 in 1996 and $35,000,000 in each year thereafter until maturity. The Bank Credit Facility is collateralized by all the property of TropWorld and Ramada Express and, with certain exceptions, the stock of the Company's subsidiaries. Interest is computed on the outstanding principal balance based upon, at the Company's option, a one, two, three or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon the Company's outstanding indebtedness (as defined) and operating cash flow. At December 29, 1994, the Company was at the highest margin level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.375% to 0.5% per annum on the unused portion of the Bank Credit Facility. During the period commencing on September 1, 1995 and ending on October 31, 1995, the Company may request that the initial reduction date and maturity date of the Bank Credit Facility each be extended for one year. If that request is granted by the lenders, the Company may request, during the period from September 1, 1996 through October 31, 1996, a further one-year extension of each the initial reduction date and maturity date.

The reducing revolving loan agreement governing the Bank Credit Facility (the "Loan Agreement") imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to maintenance capital expenditures (as defined), merge or sell assets.
The Loan Agreement limits the Company on its ability to commit funds to new venture capital expenditures (as defined) for a single project in excess of $50,000,000 with the following exceptions: (i) a riverboat casino project in Evansville, Indiana; (ii) a riverboat casino project in Caruthersville, Missouri; (iii) a hotel tower expansion project at TropWorld and (iv) up to $50,000,000 in a certain type of new venture entity. The permitted new venture capital expenditures have certain individual project maximum amounts and there is a certain limitation in the aggregate. The Loan Agreement also prohibits dividends on the Company's common stock, other than those payable in common stock, and repurchases of the Company's common stock with certain limited exceptions. In addition, the Loan Agreement contains certain financial tests, including a minimum net worth, a minimum debt service coverage ratio and a maximum debt to operating cash flow ratio.

Concurrently with entering into the Bank Credit Facility, the same group of banks entered into an approximate $73,000,000 term loan with Tropicana Enterprises maturing on December 31, 1999, which was used to refinance the existing Tropicana loan in the same amount. The term loan calls for principal payments of between approximately $2,500,000 and $3,300,000 each year with a final payment of approximately $57,000,000 due at maturity.
The interest terms are the same as the Bank Credit Facility. If a request is made by the Company for an extension of the initial reduction date and maturity date of the Bank Credit Facility, a concurrent request is required by Tropicana Enterprises for a similar extension of the maturity date of the term loan. If the maturity date of the term loan is extended for one year, principal payments would be approximately $3,500,000 for the year 2000, and if extended for one further year, approximately $3,800,000 for the year 2001. The term loan is collateralized by the Tropicana property and is serviced through rent payments made by the Tropicana operation. The company is a noncontrolling 50% partner in Tropicana Enterprises.

On October 5, 1994, the Company repaid $35,000,000 that was outstanding under the Ramada Express revolving credit note and then terminated that credit facility.

During the first quarter of 1994, the Company repaid $10,000,000 borrowed under the $10 million revolving credit note. On June 30, 1994, that credit facility was terminated.

NOTE 6.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 17 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 3 to 10 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):
                                                      1994         1993
                                                    --------     --------
          Furniture and equipment                   $  9,451     $  9,410
          Less accumulated amortization               (8,599)      (8,367)
                                                    --------     --------
                                                    $    852     $  1,043
                                                    ========     ========
Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $289,000 in 1994, $1,899,000 in 1993 and $3,533,000 in 1992.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 29, 1994 are as follows (in thousands):
         Year                                       Capital     Operating
         ----                                      --------     ---------
         1995                                      $    439     $  8,398
         1996                                           237        8,205
         1997                                           165        7,962
         1998                                           160        7,654
         1999                                           153        7,471
         Thereafter                                     184       79,793
                                                   --------     --------
                                                      1,338     $119,483
                                                                ========
         Amount representing interest                  (225)
                                                   --------
         Net present value                            1,113
         Less current portion                          (365)
                                                   --------
         Long-term portion                         $    748
                                                   ========
The above net present value is computed based on specific interest rates determined at the inception of the leases.

Net rent expense is detailed as follows (in thousands):
                                               1994      1993      1992
                                             --------  --------  --------
         Minimum rentals                     $  8,121  $ 30,565  $ 51,647
         Contingent rentals                     1,830     7,512    12,377
         Less: Minimum lease income                --    (2,773)   (5,544)
               Maintenance reimbursement           --    (7,557)  (12,827)
                                             --------  --------  --------
                                             $  9,951  $ 27,747  $ 45,653
                                             ========  ========  ========
NOTE 7.  OTHER LONG-TERM LIABILITIES

At December 29, 1994 and December 30, 1993, other long-term liabilities consisted of (in thousands):
                                               1994      1993
                                             --------  --------
         Accrued rent expense                $ 13,043  $ 13,684
         Deferred compensation and
           retirement plans                     8,789     8,044
         Deferred income                          154       154
                                             --------  --------
                                             $ 21,986  $ 21,882
                                             ========  ========

NOTE 8.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock (the "ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1994, 1993 and 1992, respectively, 2,206 shares, 1,203 shares and 878 shares were redeemed primarily in connection with employee terminations and at December 29, 1994, cumulative redemptions totaled 4,526 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 and have a liquidation preference of $100 per share.

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

NOTE 9.  CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 40,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 41,427,819 at December 29, 1994 and 41,351,153 at December 30, 1993. Common stock outstanding was net of 3,968,591 and 3,992,142 treasury shares at December 29, 1994 and December 30, 1993, respectively. One preferred stock purchase right (a "Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

The Company issued 42,000 shares of restricted stock in 1991, on which the restrictions lapsed over a three-year period, commencing on the date of issuance, to certain executive officers and key employees. Compensation expense in connection with these and prior issuances, recognized in 1994, 1993 and 1992, respectively, was $65,000, $72,000 and $654,000.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1994, 1993 and 1992, respectively, 23,551, 42,519 and 60,179 shares were claimed; the balance of unclaimed shares was 423,206 as of December 29, 1994.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at December 29, 1994, there remains 591,900 shares that could be repurchased under this authority. During 1992 the Company repurchased 1,025,100 shares of common stock. None were repurchased under this program in 1994 or 1993. During 1992, 3,779 shares of restricted stock that were issued in 1989 were forfeited. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

Changes in the number of common shares reserved under the Company's stock option plan for directors who are not employees of the Company ("Nonemployee Director Stock Option Plan") are as follows (in thousands of shares):
                                               Number of   Price Range
                                                Shares     of Options
                                               ---------   -----------
Balance, January 2, 1992                             48    $6.00-$6.50
 Granted                                             14    $5.50-$6.75
                                               --------
Balance, December 31, 1992                           62    $5.50-$6.75
 Granted                                              9    $6.75
                                               --------
Balance, December 30, 1993                           71    $5.50-$6.75
 Granted                                             13    $6.00-$6.75
 Cancelled, expired or surrendered                   (8)   $5.50-$6.75
                                               --------
Balance, December 29, 1994                           76    $5.50-$6.75
                                               ========
All options granted under the Nonemployee Director Stock Option Plan are immediately exercisable on the date of grant and expire ten years from the date of grant. At December 29, 1994, December 30, 1993 and December 31, 1992, common shares reserved for future grants of options under this plan were 174,000, 179,000 and 188,000, respectively.

Changes in the number of common shares reserved under the Company's employee stock option plans are as follows (in thousands of shares):

                                               Number of   Price Range
                                                Shares     of Options
                                               ---------   -----------
Balance, January 2, 1992                          3,867    $3.19-$8.15
 Granted                                            135    $6.88
 Exercised                                          (82)   $3.19
 Cancelled, expired or surrendered                  (87)   $3.19-$8.15
                                               --------
Balance, December 31, 1992                        3,833    $3.19-$8.15
 Granted                                             50    $7.63
 Exercised                                         (339)   $3.19-$8.15
 Cancelled, expired or surrendered                  (42)   $6.49-$8.15
                                               --------
Balance, December 30, 1993                        3,502    $3.19-$8.15
 Granted                                            110    $5.88-$7.00
 Exercised                                          (77)   $3.19-$5.00
 Cancelled, expired or surrendered                  (57)   $5.00-$7.38
                                               --------
Balance, December 29, 1994                        3,478    $3.19-$8.15
                                               ========
At December 29, 1994, December 30, 1993 and December 31, 1992, options exercisable under the Company's employee stock option plans were 3,289,000, 3,077,000 and 3,118,000, respectively; shares reserved for future grants were 1,745,000, 1,797,000 and 1,805,000, respectively.

In addition to the common shares reserved under stock option plans at December 29, 1994, the Company has 1,010,000 common shares reserved for the conversion of the ESOP Stock. The Company also has 40,563 shares of preferred stock reserved for exercise of the Rights.

NOTE 10.  BENEFIT PLANS

The Company has a defined benefit pension plan, which is not currently funded, for certain former executive employees. The Company has a nonqualified defined benefit retirement plan, which is not required to be funded by the Company, for certain senior executives. The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. Contributions to the savings plan are discretionary. Total pension and savings plan expense was $782,000 for 1994, $689,000 for 1993 and $662,000 for 1992. The Company
also contributed $2,182,000, $1,990,000 and $1,834,000 in 1994, 1993 and
1992, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company has a deferred compensation plan for designated executives and a similar plan for outside directors. The plans provide for the payment of benefits commencing at retirement. The Company is substantially funding the plans through the purchase of life insurance. Net expense recognized in 1994, 1993 and 1992 was $183,000, $180,000 and $184,000, respectively.

The Company's ESOP covers substantially all non-union employees. The Company will make contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $773,000 and $1,102,000 in 1994, $787,000 and
$1,088,000 in 1993, and $797,000 and $1,078,000 in 1992.  Compensation
expense recognized in 1994, 1993 and 1992, respectively, was $1,214,000, $1,311,000 and $1,400,000.

NOTE 11.  INCOME TAXES

The (provision) benefit for income taxes for continuing operations before extraordinary items and cumulative effect of accounting change is comprised of (in thousands):
                                              1994       1993      1992
 Current:                                   --------   --------  --------
   Federal                                  $ (4,588)  $ (2,231) $ (3,685)
   State                                        (317)       (73)       --
                                            --------   --------  --------
                                              (4,905)    (2,304)   (3,685)
 Deferred:                                  --------   --------  --------
   Federal                                     2,174        378    (5,303)
   State                                         869        902      (641)
                                            --------   --------  --------
                                               3,043      1,280    (5,944)
                                            --------   --------  --------

                                            $ (1,862)  $ (1,024) $ (9,629)
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
                                              1994       1993      1992
                                            --------   --------  --------
Tax (provision) benefit at statutory rate     (35.0)%    (35.0)%   (34.0)%
(Increase) decrease in tax resulting from:
 State income taxes                             2.5        4.3      (6.1)
 Contributions and gifts                        (.7)       (.6)      (.5)
 Disallowance of business meals                (6.7)      (4.1)     (2.2)
 Capitalized restructuring costs                 --         .8       2.3
 Restricted stock and non-qualified stock
   options                                       .7         .7        --
 IRS examination                               (4.1)      (7.9)      3.6
 General business credits                       2.2        4.2       1.5
 Change in valuation allowance                 31.4       30.3        --
 Other, net                                     (.3)      (1.0)     (1.6)
                                            -------    -------   -------
                                              (10.0)%     (8.3)%   (37.0)%
                                            =======    =======   =======

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at December 29, 1994 and December 30, 1993, are as follows (in thousands):
                                                 1994             1993
                                               ---------        ---------
Net operating loss carryforward                $ 18,261         $ 21,902
Accrued rent expense                              4,840            4,818
Accrued bad debt expense                          5,406            3,972
Accrued compensation                              4,797            5,030
Accrued liabilities                               2,909            1,823
General business credit carryforward              6,851            2,887
                                               --------         --------
Gross deferred tax assets                        43,064           40,432
                                               --------         --------
Deferred tax asset valuation allowance          (14,027)         (20,974)
                                               --------         --------
Other                                            (1,463)            (955)
Partnership investment                           (5,240)          (5,328)
Depreciation and amortization                   (17,343)         (12,199)
Ramada tax sharing agreement                    (21,508)         (20,536)
                                               --------        ---------
Gross deferred tax liabilities                  (45,554)         (39,018)
                                               --------         --------
Net deferred tax liabilities                   $(16,517)        $(19,560)
                                               ========         ========
Gross deferred tax assets are reduced by a valuation allowance. Based on the Company's history of operating earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize fully the net deferred tax assets. The December 30, 1993 and December 31, 1992 valuation allowances were reduced during 1994 and 1993 which caused a decrease in income tax expense of $6,286,000 and $3,878,000, respectively. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994.

At December 29, 1994, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                 $ 27,722
General business credits                                2,743

These tax benefits will expire in the years 2003 through 2009 if not used. The Company also has alternative minimum tax credit carryforwards of $4,108,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

               1995             $ 9,650
               1996              24,524
               1997              15,310
               1998              18,209
               1999              12,269
               2000               6,245
               2001               8,887
A valuation allowance has been established for those federal and state tax benefits which are not expected to be realized.

NOTE 12.  DISCONTINUED OPERATIONS

In 1989, the Company disposed of its hotel business. In 1992, the Company reached a settlement with Canadian tax authorities in relation to the 1988 and 1989 income tax returns of Ramada Inc. and received a refund of $1,262,000.

NOTE 13.  EXTRAORDINARY ITEMS

In October 1994, the Company expensed the remaining unamortized deferred financing costs and unamortized discount in connection with the early redemptions of the First Mortgage Notes and the Ramada Express revolving credit note. These items were reflected in the 1994 Consolidated Statement of Operations as an extraordinary loss of $2,708,000, which was net of an income tax benefit of $1,776,000.

In 1992, a substantial portion of the proceeds from the issuance of the 11% Notes were loaned to Ambassador General Partnership ("AGP") to redeem its 12% First Mortgage Notes Due 1996. In connection with the debt redemption, the Company paid a prepayment premium and expensed its remaining deferred financing costs. These items were reflected in the 1992 Consolidated Statement of Operations as an extraordinary loss of $5,335,000, which was net of an income tax benefit of $2,749,000.

NOTE 14.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

NOTE 15.  CONTINGENCIES AND COMMITMENTS

In connection with the Company's commitment, subject to the granting of a riverboat gaming license, to make certain payments to the City of Evansville, Indiana as well as other civic and charitable institutions, the Company obtained a letter of credit for $13,450,000. The Company's short-term investments at December 29, 1994 are pledged as collateral for this letter of credit.

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters the Company has an accrued liability of $3,963,000 and $3,980,000 at December 29, 1994 and December 30, 1993, respectively.

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

At December 29, 1994, the Company had commitments of approximately $13,000,000 for the purchase of property and equipment.

NOTE 16.  ACQUISITION

In July 1993, the Company acquired the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and AGP. AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984.

The acquisition has been accounted for as a purchase by the Company. The aggregate consideration, including costs incurred to complete the transaction, was approximately $62,000,000 in cash. The Company obtained the $10 million revolving credit note to fund a portion of the purchase price. This acquisition did not significantly change Aztar's total assets. The cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired, which consisted primarily of building and equipment. The additional $10,000,000 of indebtedness incurred by Aztar was more than offset by a reduction of indebtedness to AGP.

The Company's consolidated statements of operations include the results of AGP since its acquisition. After intercompany eliminations, the acquisition has the following effects on consolidated results: Most of the reduction in Aztar interest income from the replacement of the AGP notes receivable is offset by a reduction in rent expense. Aztar's net income is affected negatively primarily by an increase in depreciation expense.

If the acquisition had occurred at the beginning of each of the years ended December 30, 1993 and December 31, 1992, the Company's results of operations would have been as follows (in thousands, except per share data):
                                                1993         1992
                                              --------     --------
                                                   (unaudited)

Revenues                                      $518,762     $512,045
Income from continuing operations before
  extraordinary items and cumulative
  effect of accounting change                    7,846        8,332
Net income                                       7,846       11,759
Earnings per common and common equivalent
  share:
  Income from continuing operations before
    extraordinary items and cumulative
    effect of accounting change               $    .19     $    .20
  Net income                                       .19          .29
Earnings per common share assuming full
  dilution:
  Income from continuing operations before
    extraordinary items and cumulative
    effect of accounting change               $    .18     $    .20
  Net income                                       .18          .28

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments at December 29, 1994 and December 30, 1993, respectively. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                      1994                  1993
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
Assets
  Short-term investments       $  8,250   $  8,250   $     --   $     --
  Other investments              24,928     24,928     22,131     22,131

Liabilities
  Current portion of long-term
    debt                            666        666      2,499      2,602
  Long-term debt                430,212    416,362    404,086    417,063

Off-Balance-Sheet
  Letter of credit                   --     13,450         --         --

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Short-term investments are valued at their carrying amounts included in the balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity.

Other investments consisted of deposits with the CRDA that bear interest at two-thirds of market rates resulting in a fair value lower than cost. The carrying amounts of these deposits are presented net of a valuation allowance that results in an approximation of fair values.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the revolving credit notes payable are reasonable estimates of fair value because these notes are carried with floating interest rates.

The fair value of the letter of credit was estimated to be the same as the contract value based on the nature of the fee arrangement with the issuing financial institution.

NOTE 18.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 29, 1994 and December 30, 1993. The Company's common stock is listed on the New York Stock Exchange.
                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1994
- ----
Revenues                         $130,566  $135,747  $146,847  $128,280
Operating income                   16,844    18,800    22,343    11,420
Income (loss) before income
 taxes and extraordinary items      4,638     6,622    10,121    (2,715)
Income taxes                          (85)      (41)   (2,554)      818
Extraordinary items                    --        --        --    (2,708)
Net income (loss)                   4,553     6,581     7,567    (4,605)
Earnings per common and common
 equivalent share:
   Income (loss) before
     extraordinary items              .11       .17       .19      (.05)
   Net income (loss)                  .11       .17       .19      (.12)
Earnings per common share assuming
 full dilution:
   Income (loss) before
     extraordinary items              .11       .16       .19        *
   Net income (loss)                  .11       .16       .19        *

1993
- ----
Revenues                         $122,322  $130,781  $144,038  $121,621
Operating income                    3,517     6,869    19,576     7,457
Income (loss) before income taxes   2,542     6,078     8,859    (5,073)
Income taxes                         (958)   (2,172)   (3,526)    5,632
Net income                          1,584     3,906     5,333       559
Earnings per common and common
 equivalent share:
   Net income                         .04       .10       .13       .01
Earnings per common share assuming
 full dilution:
   Net income                         .04       .09       .13       .01

Common Stock Prices
- -------------------
1994 - High                        $ 7.88    $ 7.13    $ 7.38    $ 7.00
     - Low                           6.25      5.38      5.75      5.38
1993 - High                          8.88     10.13      9.63      7.88
     - Low                           6.63      6.25      7.00      6.00

*  Anti-dilutive

MANAGEMENT'S DISCUSSION AND ANALYSIS


Financial Condition -
Liquidity and Capital Resources

Debt -
Refinancing and Increase in Availability

At the end of 1993, the company had a substantial amount of debt maturing in 1996. The maturities of the company's long-term debt at that time were $2.5 million in 1994, $12.5 million in 1995 and $191.4 million in 1996. Also at the end of 1993, Tropicana Enterprises' bank loan had a balloon payment of $71.3 million due in 1996. This bank loan is serviced through rent payments made by the company's Tropicana operation and the company is a noncontrolling 50% partner in Tropicana Enterprises. The debt associated with substantially all of these maturities was refinanced during 1994.

Early in 1994, the company repaid the $10 million due in 1995 that was borrowed under the revolving credit facility obtained in connection with the purchase in July 1993 of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984. In June 1994, the company terminated this revolving credit facility.

During 1994, the company had $26 million in borrowings under the revolving credit facility due in 1996 that was collateralized by Ramada Express (the "Ramada Express Credit Facility"). Repayments under the Ramada Express Credit Facility totaled $51 million, including a final payment in October when the company terminated the facility. On November 2, 1994, after having made the mandatory $2 million sinking fund payment in September 1994, the company redeemed the remaining $168 million of 13 1/2% First Mortgage Notes Due 1996 (the "First Mortgage Notes").

As a source of funds, the company had two major debt transactions in 1994.
On October 4, 1994, the company issued $180 million of 13 3/4% Senior Subordinated Notes Due 2004 (the "13 3/4% Notes"). Interest on the 13 3/4% Notes is payable semi-annually on April 1 and October 1, beginning April 1, 1995. The 13 3/4% Notes rank pari passu with the company's 11% Senior Subordinated Notes Due 2002 (the "11% Notes"). On October 5, 1994, the company entered into a $207 million reducing revolving credit facility maturing on December 31, 1999 (the "Bank Credit Facility") with a group of banks led by Bank of America as managing agent. At December 29, 1994, the company's borrowings totaled $50 million under the Bank Credit Facility. The availability of funds under this facility will reduce from $207 million quarterly beginning on March 31, 1996 in the annual amounts of $25 million in 1996 and $35 million in each year thereafter until maturity. The funds under the Bank Credit Facility will be available as needed to fund the expansion of the company's existing businesses and to fund the company's development of businesses in new gaming jurisdictions. Concurrently with entering into the Bank Credit Facility, the same group of banks entered into an approximate $73 million term loan with Tropicana Enterprises maturing on December 31, 1999, which was used to refinance the existing Tropicana loan in the same amount. The term loan calls for principal payments of between $2.5 million and $3.3 million each year, with a final payment of approximately $57 million due at maturity.

The company has structured its debt at December 29, 1994, so that it has a base level of debt going forward consisting of the $200 million 11% Notes and the $180 million 13 3/4% Notes. From this base, the company will add debt under the Bank Credit Facility, as needed, to expand its existing properties or to add new properties. The Bank Credit Facility also gives the company a source of funds during its off seasons that can be repaid during the busy seasons. Since the Bank Credit Facility is floating rate debt which, at December 29, 1994, was lower than the fixed rates on the base debt, the company's average cost of funds will decrease in the future as the company borrows more under the Bank Credit Facility and the floating rate stays below the fixed rates. Another advantage of the Bank Credit Facility is that the company will have flexibility to reduce debt after the expanded or new operations begin to generate cash flow.

At the end of 1994, the company had no substantial debt maturities for the next five fiscal years because the earliest significant maturity is the Bank Credit Facility on December 31, 1999. The 11% Notes mature in 2002 and the 13 3/4% Notes mature in 2004.

Caruthersville Riverboat Casino Project

The company executed an agreement in September 1993 with the City of Caruthersville, Missouri, to operate a casino riverboat, and filed an application with the Missouri Gaming Commission for a gaming license to operate the Caruthersville facility. Caruthersville is located on the Mississippi River approximately 90 miles north of Memphis, Tennessee. Approximately 2.2 million people live within 100 miles of Caruthersville. In January 1994, the company took delivery and began renovation on a vessel intended to be used in Caruthersville. The boat will have an approximate 14,000-square-foot casino with 500 slot machines and 30 table games and will have an estimated capacity of 600 passengers and crew. The project will also have pre-boarding facilities including a restaurant and a live entertainment lounge. The estimated cost of the project is $55 million. Through December 29, 1994, the company had spent approximately $25 million on this project, of which $1.3 million had been spent in 1993. The expenditures in 1994 consisted of approximately $22.4 million for the purchase of property and equipment and $1.3 million for other assets including $0.6 million in preopening costs. The company hopes to begin operations in Caruthersville in April 1995. However, commencement of operations is dependent on several factors that are beyond the company's control, including the granting of a gaming license by the Missouri Gaming Commission. The Missouri Gaming Commission has commenced its formal investigation of the company's application and a hearing is expected in April 1995. In addition, certain other approvals are required, including those of the U.S. Army Corps of Engineers and the U.S. Coast Guard.

Evansville Riverboat Casino Project

In June 1994, the company was named by the City of Evansville, Indiana as its choice to develop and operate the only riverboat gaming facility planned to be licensed in the Evansville market. The company and the City of Evansville have signed a development agreement that will bind the company to make certain payments to the City of Evansville as well as other civic and charitable institutions. The City of Evansville endorsed the company's license request to the Indiana Gaming Commission and on February 10, 1995, the Indiana Gaming Commission granted the company a certificate of suitability to develop and operate the riverboat gaming facility. The certificate of suitability is a preliminary step to the granting of a full casino riverboat license. Gaming operations cannot commence until after site approval by state and federal waterway regulators. Evansville, located on the Ohio River in southwestern Indiana, has more than 3.0 million people living within a 120-mile area, which includes metropolitan Louisville, Kentucky. Aztar's proposed project, at an estimated cost of $100 million, will include a replica of the historic "Robert
E. Lee" racing sidewheel steamboat. The boat will have a 37,000-square-foot casino with 1,250 slot machines and 70 table games and will have a capacity of 2,500 passenger guests and a crew of 300. The project will also include a 250-room hotel, a 44,000-square-foot entertainment complex for pre-boarding facilities, restaurants and lounge. With the boat due for delivery in June 1995, operations could commence in the summer of 1995 utilizing temporary docking and boarding facilities, with all permanent facilities scheduled to be in place by the fall of 1996. Through December 29, 1994, the company had spent approximately $9.8 million on this project, of which $0.7 million had been spent in 1993. The expenditures in 1994 consisted of approximately $7.5 million for property and equipment and $1.7 million for other assets.

Tropicana Project

At December 30, 1993, the company was in the process of constructing a new main entrance, adding a new building facade that created a colorful Caribbean Village motif facing "The New Four Corners" of Las Vegas and funding a portion of the construction by the State of Nevada of a four-way pedestrian skywalk system at the intersection of Las Vegas Boulevard and Tropicana Avenue. Expenditures in 1993 were approximately $5 million on this project. This project was substantially completed in May 1994 and the company's expenditures were $7.3 million in 1994. Funding for this project was from available cash balances and cash flow.

TropWorld Project

On January 25, 1995, the company announced that it would commence construction on a $75 million expansion of TropWorld. The expansion will consist primarily of a new 628-room hotel tower, with additional restaurant and support facilities in the existing operation. It is scheduled to be completed by the summer of 1996. Approximately $25 million of the financing for the project will come from Casino Reinvestment Development Authority ("CRDA") funds from a pool of funds established by the New Jersey Legislature in 1993 expressly to help develop hotel rooms in Atlantic City. The company's Bank Credit Facility is available for the remainder of the financing.

On-going Capital Expenditures

During 1994, the company spent approximately $17 million on routine capital expenditures at its three land-based properties.

Future Developments

The company is continuing its efforts to explore opportunities in new jurisdictions in which the likelihood of legalization of gaming in the near term is high and where the potential markets meet the company's standards for sound, meaningful long-term opportunities. On January 17, 1995, the City of Newport News, Virginia selected Aztar to develop a casino riverboat facility in Newport News, subject to passage of a Virginia state law legalizing riverboat gaming. Aztar has signed a memorandum of agreement with the

Industrial Development Authority of Newport News that calls for construction of a casino riverboat facility on a 15-acre City-owned site on the James River south of Christopher Newport Park. The agreement is subject to certain conditions. The total project cost is estimated at $85 million. Start of construction and opening of the project is dependent on passage of a riverboat gaming law and licensing of the company by the State of Virginia, along with other required approvals. Legislation to legalize riverboat gaming in Virginia is expected to be considered in early 1996.

Commitments

At December 29, 1994, the company had commitments of approximately $13 million for the purchase of property and equipment. In 1995, the company plans to spend approximately $26 million on routine capital expenditures at its three land-based properties, approximately $30 million to complete the Caruthersville facility and approximately $39 million on the TropWorld project. In addition, a substantial amount of the remaining approximately $90 million in project costs for the Evansville facility will be spent in 1995.
In connection with the company's commitment to make certain payments to the City of Evansville and various community organizations, the company was required to obtain a letter of credit for approximately $13.5 million. In connection with this letter of credit, the company purchased an $8.25 million six-month certificate of deposit as collateral. The company believes that its existing cash balances, certificate of deposit and continuing cash flow, along with funds from the Bank Credit Facility and the CRDA, will be sufficient to meet any anticipated obligations as well as any working capital and liquidity requirements.

Results of Operations -
1994 versus 1993

Aztar's consolidated revenues were $541.4 million for 1994, an increase of 4% from $518.8 million in 1993. Increases in total revenues at Ramada Express and Tropicana more than offset a decrease in total revenues at TropWorld. The primary reason for the increase in consolidated revenues was the major expansion of the Ramada Express facility completed in September 1993. Consolidated casino revenue was up $4.1 million or 1% in 1994 compared to 1993 as the increase at Ramada Express offset a decrease at TropWorld. The trend in the mix of consolidated casino revenue in 1993 and 1992, wherein games revenue was decreasing and slot revenue was increasing, was broken in 1994. Games revenue in 1994 remained basically even with 1993. Slot revenue also remained even in 1994, with an increase in slot revenue at Ramada Express due to the expansion offsetting a decrease at TropWorld.

Consolidated operating income was $69.4 million in 1994 compared with $37.4 million in 1993. The primary reasons for the increase in consolidated operating income were the reduction in net rent at TropWorld and the expansion at Ramada Express. The reduction in net rent was caused by the purchase of the AREI/AGP partnership interests in July 1993, which eliminated the rent the company incurred for the portion of TropWorld that was owned by AREI/AGP. The net rent reduction was partially offset by an increase in depreciation and amortization that was caused by this purchase. Additional analysis of the performance of each of Aztar's three operating properties follows.

Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had a very good year in 1994, despite a flat overall market, as a result of the major expansion that was completed in September 1993. The expansion added 1,100 hotel rooms for a total of 1,500 hotel rooms and added 20,000 square feet of casino space for a total of 50,000 square feet of casino space.

As a result of this significant expansion, operating results for 1994 are not comparable with 1993's. Ramada Express revenues were $81.0 million in 1994 compared with $56.2 million in 1993. Operating income was $15.9 million in 1994 compared with $5.5 million in 1993, an increase of 189%. Operating income is after depreciation and amortization of $7.6 million in 1994 compared with $5.4 million in 1993. Net rent was not significant in either year.

All revenue and cost components were higher in 1994 than in 1993. In spite of the substantial increase in available rooms at Ramada Express in 1994 compared with 1993, the hotel occupancy rate was 87% in 1994 versus 80% in 1993. The operating margin, as measured by operating income before depreciation and amortization, was 29% in 1994 compared with 19% in 1993. The 1993 results were affected by the disruption to its operations associated with the construction activities and by additional costs incurred to minimize that disruption. The company also expensed $1.4 million of costs associated with the opening of the expanded facilities in 1993.

Tropicana

Tropicana Resort and Casino in Las Vegas, Nevada, continued to improve in 1994 on top of an improvement in 1993 over 1992. Total revenues for Tropicana were $140.3 million in 1994 compared with $134.9 million in 1993 and operating income was $8.9 million in 1994 compared with $7.2 million in 1993. Operating income increased $1.7 million in spite of a $1.3 million increase in net rent to $8.1 million in 1994 from $6.8 million in 1993. Net rent increased as a result of a consumer price index adjustment, which took place in late 1993, and an increase in the component of rent that is attributable to the increase in interest rates in 1994 over 1993. The next consumer price index adjustment occurs in late 1998. Operating income is also after depreciation and amortization of $6.5 million in both 1994 and 1993.

The games revenue at Tropicana in 1994 was basically flat with 1993 after decreases of 8% in 1993 and 7% in 1992. Games revenue had been declining as a result of lower baccarat revenue as the company shifted from a historical dependence on premium table games to the slot segment of the business. Baccarat revenue amounted to only 4% and 3% of casino revenue in 1994 and 1993, respectively, compared with 7% in 1992 and 10% in 1991. The mix of slot revenue to total casino revenue was 61% and 63% in 1994 and 1993, respectively, compared to 56% in 1992 and 49% in 1991.

Rooms revenue increased 20% in 1994 over 1993 as a combined result of higher room rates and a 14% reduction in the number of occupied rooms provided on a complimentary basis. Rooms cost increased 13% in 1994 over 1993 primarily as a result of a decrease in the interdepartmental allocation to the casino department caused by the reduction in the use of complimentary rooms as a means of promoting casino activity.

The provision for doubtful accounts increased $1.4 million in 1994 compared to 1993 as a result of increasing the allowance for potential uncollectible markers associated with the premium table game business.

TropWorld

TropWorld Casino and Entertainment Resort in Atlantic City, New Jersey had a year in 1994, as was also the case in 1993, when total revenues decreased and operating income increased. Total revenues decreased 2% to $320.1 million in 1994 from $327.7 million in 1993 while operating income increased 62% to $54.2 million from $33.5 million. The principal reason for the decrease in total revenues was a decrease of $10.0 million or 3% in casino revenue in 1994 compared to 1993. This decrease in casino revenue is attributable to a $10.5 million decrease in coin redemptions and also a decrease in the use of complimentary rooms and food and beverage service as a means of promoting casino activity. In addition, severe weather conditions in the East were, in large part, the cause of declines in the market's growth rate for casino revenue during January and February 1994. A benefit associated with the reductions in coin redemptions and complimentaries was a decrease in costs, which is one of the reasons for the increase in operating income. Casino costs decreased $14.2 million or 10% in 1994 compared to 1993.

The trend of declining games revenue at TropWorld moderated as the decrease in 1994 compared with 1993 was only $0.5 million; there was a decrease of $10.4 million in 1993 from 1992 and a decrease of $6.6 million in 1992 from 1991. The addition of poker and keno in 1994 had a positive effect. The slot revenue percentage of total casino revenue broke its trend of year-over-year increases; it was 76% in 1994 and 1993 compared to 73% in 1992 and 69% in 1991.

The primary reason for the increase in TropWorld's operating income was the effects of the AREI/AGP acquisition, which resulted in a reduction in net rent and an increase in depreciation and amortization. Net rent in 1994 was $1.4 million compared with $20.4 million in 1993 and depreciation and amortization in 1994 was $22.5 million compared with $20.4 million in 1993.

New Gaming Jurisdictions

In mid-1993, the company began pursuing the development of its business in various gaming jurisdictions. In connection with these efforts, the company expensed approximately $1.6 million and $1.3 million of development costs in 1994 and 1993, respectively.

Interest Income and Expense

Interest income declined by $21.0 million in 1994 from 1993 as a result of the AREI/AGP acquisition. In this acquisition, the cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired. The reduction in Aztar's interest income from the replacement of the AGP notes receivable was for the most part offset by a reduction in rent expense at TropWorld. This acquisition transaction also resulted in an increase in depreciation and amortization at TropWorld.

Interest expense increased by $4.3 million or 10% in 1994 from 1993. The increase is primarily attributable to a reduction in interest being capitalized in association with construction projects and the refinancing that took place in October 1994. The refinancing resulted in approximately $2 million of higher interest expense in as much as the 13 3/4% Notes were issued on October 4, 1994, and the First Mortgage Notes were not redeemed until November 2, 1994, resulting in approximately 30 days of duplicate interest expense.

Extraordinary Items

The company had an extraordinary loss in 1994 of $2.7 million, which was net of an income tax benefit of $1.8 million, related to the early redemption of the First Mortgage Notes that were due in 1996 and the Ramada Express Credit Facility that was also due in 1996. The loss consists of the writeoff of the unamortized deferred financing costs and unamortized discount associated with the debt that was redeemed early.

Results of Operations -
1993 versus 1992

Aztar's consolidated revenues were $518.8 million for 1993, an increase of 1% from $512.0 million in 1992. The increase came primarily from an increase in casino revenue resulting from the expansion at Ramada Express and improved market share in the slot segment at Tropicana. Casino revenue at TropWorld was lower in 1993 than in 1992, partially resulting from a $5.3 million year-over-year decrease in the reversal of progressive jackpot accruals. The trend in the mix of consolidated casino revenue that existed in 1992 continued into 1993 whereby the table games revenue was decreasing and the slot revenue was increasing. Rooms revenue and food and beverage revenue continued to decline in 1993 as a result of a strategy of using rooms and food and beverage service as a means of promoting casino activity. However, the expansion at Ramada Express caused consolidated rooms revenue for 1993 to finish approximately even with 1992.

Consolidated operating income was $37.4 million in 1993 compared with $32.6 million in 1992. The primary reason for the increase in consolidated operating income is the reduction in net rent. This reduction was principally caused by the purchase of the AREI/AGP partnership interests in July 1993, which eliminated the rent the company incurred for the portion of TropWorld that was owned by AREI/AGP. The net rent reduction was partially offset by the increase in depreciation and amortization that was caused primarily by this purchase. Consolidated casino costs are higher because of the increased use of rooms and food and beverage service as a means of promoting casino activity and increased coin redemptions at TropWorld. Since there was more credit business associated with table games revenue than with slot revenue, the decrease in table games revenue has allowed for a decrease of $1.1 million or 40% in the provision for doubtful accounts. Additional analysis of the performance of each of Aztar's three properties follows.

Tropicana

Tropicana continued to improve in 1993. Once again, an increase in revenue contributed to improved operating income as Tropicana held the increase in total operating costs to 1% or less. Total revenues for Tropicana were up 3% to $134.9 million in 1993 compared to $130.9 million in 1992 and operating income improved 68% to $7.2 million from $4.3 million. Operating income is after net rent of $6.8 million in 1993 compared to $7.1 million in 1992 and depreciation and amortization of $6.5 million in 1993 compared to $7.1 million in 1992.

Casino revenue was up 7% in 1993 as Tropicana continued its shift in the mix of table games revenue and slot revenue. The table games revenue was down 8% in 1993 on top of a 7% decrease in 1992. Table games revenue declined over a period of years as a result of lower baccarat revenue as the company shifted from a historical dependence on premium table games to the slot segment of the business. Baccarat revenue amounted to only 3% of casino revenue in 1993 compared to 7% in 1992 and 10% in 1991. Slot revenue, on the other hand, increased 19% in 1993 on top of a 25% increase in 1992. The mix of slot revenue to total casino revenue was 63% in 1993 compared to 56% in 1992 and 49% in 1991. This shift in the revenue mix allowed Tropicana to be a steady producer of operating income and less subject to the volatility associated with baccarat revenue.

The number of rooms occupied in 1993 increased 6% over 1992 but the revenues from rooms and food and beverage decreased in 1993 from 1992. This situation was a result of increased complimentaries as the company made greater use of its database targeted marketing strategy and as its database increased. The increased complimentaries resulted in higher casino costs since the company charged the cost of complimentaries to the casino department.

Major cost savings in 1993 compared to 1992 occurred in two categories. One reduction was $1.1 million in marketing costs due to less television advertising. The other reduction was also $1.1 million and it occurred in the provision for doubtful accounts. This reduction was a benefit associated with the mix in revenue toward more slot revenue and less table games revenue.
With regard to staffing, the company operated in 1993 at about the same level as in 1992. However, its payroll and related taxes and benefits went up about 4% in 1993 compared to 1992 primarily from a 9% increase in taxes and benefits.

TropWorld

TropWorld had a difficult year in 1993 with poor economic conditions in the Northeast, a very competitive local market and increased competition from other gaming jurisdictions. The rate of growth for casino revenue in the Atlantic City market was anemic for the year. As participants in the market tried to maintain or increase market share in this environment, the costs associated with attracting revenue went up, which caused pressure on margins and profits.

TropWorld's revenues decreased 2% to $327.7 million in 1993 from $334.3 million in 1992 while operating income increased 21% to $33.5 million from $27.7 million. Casino revenue was down $5.1 million or 2% in 1993 compared to 1992. Continuing the trend from prior years, table games revenue in 1993 was down $10.4 million from 1992 while slot revenue was up $5.3 million in spite of a year-over-year $5.3 million decrease in the reversal of slot machine progressive jackpot accruals. The slot revenue percentage of total casino revenue increased again in 1993 to 76% from 73% in 1992 and 69% in 1991. While the slot segment of the casino business has a higher gross operating margin than the table games segment, the company believes the customers' desired casino experience includes a certain level of tables games activity. The company therefore anticipates that the slot revenue percentage of total casino revenue will be maintained rather than continue to increase.

The increase in slot revenue came at a high cost. The company increased promotional programs in anticipation of a greater market growth rate than what actually occurred. Specifically, the company increased the number of rooms occupied on a complimentary basis by 11%. There was also an increase in coin redemptions of $4.7 million in 1993 compared to 1992. These two items were the primary causes of a $4.8 million or 3% increase in casino costs for 1993 compared to 1992.

Since payroll and related taxes and benefits are the company's largest cost item, the company monitors the level of full-time equivalent headcounts. These costs in 1993 were $0.3 million less than in 1992.

Net rent in 1993 was $20.4 million compared to $38.2 million in 1992 and depreciation and amortization in 1993 was $20.4 million compared to $17.3 million in 1992. The primary cause of both the decrease in net rent and the increase in depreciation and amortization was the purchase of the AREI/AGP partnership interests.

Ramada Express

Ramada Express started 1993 with approximately 400 hotel rooms, 30,000 square feet of casino space and surface parking for 1,500 vehicles. The facility ended 1993 with approximately 1,500 hotel rooms, 50,000 square feet of casino space, parking for 2,300 vehicles with about one-half in a garage, additional food and beverage facilities, and additional special event and retail space.

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

All significant revenue components were higher in 1993 than in 1992 and all significant cost components were higher in 1993 than in 1992. Ramada Express operating income was lower in 1993 than in 1992 as a result of the disruption to its operations associated with the construction activities and additional costs incurred to minimize that disruption. In the third quarter 1993, the company expensed $1.4 million of costs associated with the opening of the expanded facilities.

During December 1993, the company lowered the Ramada Express room rates in order to increase occupancy and to build its customer database. This approach was successful as the Ramada Express occupied room nights more than tripled in December 1993 compared to December 1992.

New Gaming Jurisdictions

In mid-1993, the company began pursuing the development of its business in various gaming jurisdictions. In addition to those jurisdictions mentioned in the analysis of financial condition, the company was one of four finalists but unsuccessful in its proposal to develop and operate a casino complex in Windsor, Ontario. The company also investigated several other locations in Missouri and Indiana. In connection with these efforts, it expensed approximately $1.3 million in development costs in 1993.

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

Interest expense increased by $14.2 million in 1993 compared to 1992. Interest incurred on the $200 million 11% Notes that were issued in October 1992 was $17.2 million higher in 1993 than in 1992. This increase in interest expense was offset by $2.4 million of increased interest being capitalized in 1993 in association with construction projects.

Discontinued Operations

The company received a refund of $1.2 million in a settlement in 1992 with Canadian tax authorities related to the 1988 and 1989 income tax returns of Ramada Inc. involving the discontinued hotel business.

Extraordinary Items

The company had an extraordinary loss in 1992 of $5.3 million, which was net of an income tax benefit of $2.8 million, related to the payment of a redemption premium and the writeoff of deferred financing costs associated with the redemption of the $171 million outstanding of 12% First Mortgage Notes Due 1996 of AGP.

Accounting Change

In 1992, the company adopted Statement of Financial Accounting Standards No. 109 related to the reporting of income taxes. The effect of this action and the company's election not to restate prior-year financial statements resulted in a net deferred income tax benefit of $7.5 million.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 29, 1994

                            1994      1993      1992      1991      1990
                          --------  --------  --------  --------  --------
Statement of Operations
 Data (in thousands)
Revenues                  $541,440  $518,762  $512,045  $481,285  $515,060
Operating income (loss)(a)  69,407    37,419    32,609    13,654    (3,574)
Net interest income and
 expense (a)               (46,572)  (21,191)   (2,477)   (5,856)   (4,480)
Other, net                  (4,169)   (3,822)   (4,125)   (5,030)   (6,905)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change                     16,804    11,382    16,378     2,708   (15,922)
Discontinued operations         --        --     1,262     2,553        --
Extraordinary items         (2,708)       --    (5,335)    1,237       963
Cumulative effect of
 accounting change (b)          --        --     7,500        --        --
Net income (loss)           14,096    11,382    19,805     6,498   (14,959)

Common Stock Data
 (per share)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change:
   Earnings per common
     and common
     equivalent share     $    .42  $    .28  $    .41  $    .05  $   (.42)
   Earnings per common
     share assuming
     full dilution             .41       .27       .40       .05         *
Cash dividends declared         --        --        --        --        --
Equity                        9.65      9.29      9.03      8.42      8.29

* Anti-dilutive

Balance Sheet Data
 (in thousands at
   year end)
Total assets              $915,359  $877,171  $849,565  $638,474  $641,905
Long-term debt             430,212   404,086   378,058   176,693   180,391
Series B ESOP convertible
 preferred stock             4,711     3,905     2,998     2,059     1,056
Shareholders' equity       361,368   346,988   333,749   318,900   312,771

(a)  See "Note 16. Acquisition" of the Notes to Consolidated Financial
     Statements.
(b) See "Note 14. Cumulative Effect of Accounting Change" of the Notes to Consolidated Financial Statements.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------







To the Shareholders and Board of Directors
Aztar Corporation




Our report on the consolidated financial statements of Aztar Corporation and Subsidiaries is included in this report on Form 10-K on page F-1. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 28 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 16, 1995

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 29, 1994, December 30, 1993 and December 31, 1992
                               (in thousands)


    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
- ------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
- ------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:

 1994               $   9,908    $   3,102(a)    $   2,290(e)  $  10,720

 1993                  13,124        1,566(a)        4,782(e)      9,908

 1992                  14,349        2,622(a)        3,847(e)     13,124

Deferred income
 tax asset
 valuation
 allowance:

 1994               $  20,974    $   1,551(b)    $   8,498(f)  $  14,027

 1993                  24,732          479(c)        4,237(f)     20,974

 1992                      --       25,562(d)          830(e)     24,732

(a)  Charged to costs or expenses.

(b)  Reflects adjustments to the deferred income tax asset account.

(c) Reflects an adjustment to the deferred income tax asset account for the effect of legislation that increased the federal income tax rate from 34% to 35%.

(d) Allowance established in 1992 in connection with the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

(e)  Related assets charged against allowance account.

(f)  Reflects reductions of $6,286,000 and $3,878,000 in 1994 and 1993, respectively, with corresponding decreases to the 1994 and 1993 income tax expense, due to the generation of taxable income that resulted in the utilization of a portion of a net operating loss carryforward. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994. The remainder of the reductions in 1994 and 1993 represented charges of deferred tax assets against the valuation allowance account.

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

4.2 Indenture, dated as of October 8, 1992, between Aztar Corporation and Bank of America National Trust & Savings Association, as Trustee, relating to the Senior Subordinated Notes due 2002 of Aztar Corporation, filed as Exhibit 4.1 to Aztar Corporation's Form 10-Q for the quarter ended October 1, 1992 and incorporated herein by reference.

**4.3 Supplemental Indenture Evidencing Appointment of Successor Trustee, dated January 12, 1995, between Aztar Corporation and First Bank National Association, as successor Trustee, supplementing the Indenture dated as of October 8, 1992.

4.4 Indenture, dated as of October 1, 1994, between Aztar Corporation and American Bank National Association, as Trustee, relating to the 13 3/4% Senior Subordinated Notes Due 2004 of Aztar Corporation, filed as Exhibit 4 to Aztar Corporation's Form 10-Q for the quarter ended September 29, 1994 and incorporated herein by reference.

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

*Indicates a management contract or compensatory plan or arrangement. **Filed herewith

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

10.4 Reducing Revolving Loan Agreement, dated as of October 4, 1994, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent, filed as Exhibit 10 to Aztar Corporation's form 10-Q for the quarter ended September 29, 1994 and incorporated herein by reference.

*10.5     Aztar Corporation 1989 Stock Option and Incentive Plan filed as
          Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.

*10.6(a) Employee Stock Ownership Plan of Aztar Corporation, as amended and restated effective December 19, 1989, dated December 12, 1990, filed as Exhibit 10.60(a) to Aztar Corporation's 1990 Form 10-K and incorporated herein by reference.













*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
- -------------

10.6(b) Term Loan Agreement, dated as of December 19, 1989, by and among State Street Bank and Trust Company, as Trustee, Adamar Garage Corporation, as lender, and Aztar Corporation, filed as Exhibit 10.50(b) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.6(c) Preferred Stock Purchase Agreement, dated as of December 19, 1989, between Ramada Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 10.50(c) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.6(d) Letter Agreement, dated as of December 19, 1989, between Aztar Corporation and State Street Bank and Trust Company, as Trustee, relating to the Employee Stock Ownership Plan of Aztar Corporation, filed as Exhibit 10.50(d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.7(a) Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit
          2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.7(b) Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding "Net Cash Flows from Investing Activities", filed as Exhibit 2.1(a) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.7(c) Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.8 Reorganization Agreement, dated as of April 17, 1989, between Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.2 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.9 Tax Sharing Agreement, dated as of April 17, 1989, among New World Hotels (U.S.A), Inc., Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.3 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.10 Guaranty and Acknowledgement Agreement, dated as of April 17, 1989, among New World Development Company Limited, New World Hotels (Holdings) Limited, New World Hotels (U.S.A.), Inc. and RI Acquiring Corp., filed as Exhibit 2.4 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

EXHIBIT INDEX
- -------------

10.11 Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

*10.12 Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*10.13 Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

**10.14 Second Amended and Restated Loan Agreement, dated October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent.

*10.15 Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-
          5440) and incorporated herein by reference.

*10.16 Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through
          (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.17 Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*10.18 Deferred Compensation Agreements entered into by and between Ramada and certain outside Directors as of December 1, 1983, filed as Exhibits 10.62(a),(b),(c) and (d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

**11.     Statement Regarding Computation of Per Share Earnings.

**21.     Subsidiaries of Aztar Corporation.

**23.     Consent of Coopers & Lybrand L.L.P.

**27.     Financial Data Schedule.

*Indicates a management contract or compensatory plan or arrangement. **Filed herewith