Form 10-Q
period 1995-03-30
AZTAR CORP
filed 1995-05-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1995
                               --------------
                             OR
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

At April 27, 1995, the registrant had outstanding 38,063,507 its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at March 30, 1995 and
    December 29, 1994                                                3

    Consolidated Statements of Operations for the quarters
    ended March 30, 1995 and March 31, 1994                          5

    Consolidated Statements of Cash Flows for the quarters
    ended March 30, 1995 and March 31, 1994                          6

    Consolidated Statements of Shareholders' Equity for the
    quarters ended March 30, 1995 and March 31, 1994                 8

    Notes to Consolidated Financial Statements                       9

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               March 30,    December 29,
                                                 1995           1994
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   39,138   $   43,861
  Short-term investments                            8,250        8,250
  Accounts receivable, net                         18,667       17,391
  Refundable income taxes                           1,422          723
  Inventories                                       5,643        5,693
  Prepaid expenses                                  8,086        9,992
  Deferred income taxes                             7,894        7,894
                                               ----------   ----------
    Total current assets                           89,100       93,804

Investments in and advances to
  unconsolidated partnership                       12,329       12,627
Other investments                                  23,612       24,928

Property and equipment:
  Buildings and equipment, net                    630,355      635,678
  Land                                             81,795       81,795
  Construction in progress                         51,107       37,965
  Leased under capital leases, net                    816          852
                                               ----------   ----------
                                                  764,073      756,290

Deferred charges and other assets                  29,376       27,710
                                               ----------   ----------

                                               $  918,490   $  915,359
                                               ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                             March 30,      December 29,
                                                1995            1994
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   35,662       $   40,083
  Accrued payroll and employee benefits         17,418           15,467
  Accrued interest payable                      25,588           13,847
  Income taxes payable                           2,669            2,608
  Current portion of long-term debt                641              666
                                            ----------       ----------
    Total current liabilities                   81,978           72,671

Long-term debt                                 420,183          430,212
Other long-term liabilities                     22,014           21,986
Deferred income taxes                           24,742           24,411
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $4,923 and $4,900)           4,923            4,711

Shareholders' equity:
  Common stock, $.01 par value (38,027,146
    and 37,459,228 shares outstanding)             420              414
  Paid-in capital                              350,813          347,284
  Retained earnings                             32,357           30,555
  Less: Treasury stock                         (16,885)         (16,885)
        Unearned compensation                   (2,055)              --
                                            ----------       ----------
            Total shareholders' equity         364,650          361,368
                                            ----------       ----------

                                            $  918,490       $  915,359
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             For the periods ended March 30, 1995 and March 31, 1994
             -------------------------------------------------------
                      (in thousands, except per share data)

                                                              First Quarter
                                                          -------------------
                                                             1995      1994
                                                          --------- ---------
Revenues
  Casino                                                  $111,912  $106,972
  Rooms                                                      9,701    10,056
  Food and beverage                                         11,127    10,577
  Other                                                      2,828     2,961
                                                          --------  --------
                                                           135,568   130,566
Costs and expenses
  Casino                                                    54,714    48,610
  Rooms                                                      5,783     5,892
  Food and beverage                                         10,385     9,421
  Other                                                      1,807     1,842
  Marketing                                                 10,926    11,442
  General and administrative                                10,976    11,694
  Utilities                                                  2,935     3,156
  Repairs and maintenance                                    4,919     4,567
  Provision for doubtful accounts                              795     1,051
  Property taxes and insurance                               4,717     4,416
  Rent                                                       2,796     2,345
  Depreciation and amortization                              9,052     9,286
                                                          --------  --------
                                                           119,805   113,722
                                                          --------  --------
Operating income                                            15,763    16,844

  Interest income                                              828       556
  Interest expense                                         (12,219)  (11,822)
                                                          --------  --------
Income before other items and income taxes                   4,372     5,578

  Equity in unconsolidated partnership's loss               (1,326)     (940)
                                                          --------  --------
Income before income taxes                                   3,046     4,638

  Income taxes                                              (1,086)      (85)
                                                          --------  --------
Net income                                                $  1,960  $  4,553
                                                          ========  ========

Net income per common and common equivalent share         $    .05  $    .11

Net income per common share assuming full dilution        $    .05  $    .11

Weighted average common shares applicable to:
  Net income per common and common equivalent share         38,605    38,261
  Net income per common share assuming full dilution        39,782    39,292

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
            For the periods ended March 30, 1995 and March 31, 1994
            -------------------------------------------------------
                                (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1995       1994
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $   1,960   $   4,553
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                           9,676       9,810
   Provision for losses on accounts receivable               795       1,051
   Loss on reinvestment obligation                            --         131
   Rent expense                                             (175)        237
   Distribution in excess of equity in income
     of partnership                                          298         316
   Deferred income taxes                                     331      (1,011)
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (2,071)     (1,754)
     (Increase) decrease in refundable income taxes         (699)      1,053
     (Increase) decrease in inventories and
      prepaid expenses                                     1,872       1,417
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable            9,632      (5,010)
     Other items, net                                       (630)        212
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     20,989      11,005
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        488         454
Reduction in other investments                             3,093          --
Purchases of property and equipment                      (16,654)    (14,140)
Additions to other long-term assets                       (2,998)     (1,307)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (16,071)    (14,993)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                      --      10,000
Proceeds from issuance of common stock                     1,028          --
Principal payments on long-term debt                     (10,162)    (10,117)
Debt issuance costs                                          (80)         --
Preferred stock dividend                                    (380)       (389)
Redemption of preferred stock                                (47)        (37)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities        (9,641)      (543)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (4,723)     (4,531)
Cash and cash equivalents at beginning of period          43,861      39,551
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  39,138   $  35,020
                                                       =========   =========



The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
            For the periods ended March 30, 1995 and March 31, 1994
            -------------------------------------------------------
                                (in thousands)
                                                             First Quarter
                                                          -------------------
                                                            1995       1994
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     38   $     --
 Tax benefit from stock options and preferred stock
   dividend                                                    393         43
 Issuance of restricted stock                                2,149         --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $    (52)  $ 11,542
 Income taxes paid/(refunded)                                1,000        (11)

































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
            For the periods ended March 30, 1995 and March 31, 1994
            -------------------------------------------------------
                    (in thousands, except number of shares)


                                                          First Quarter
                                                      ---------------------
                                                         1995        1994
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    414
 Stock options exercised for 273,798 shares
   in 1995                                                   3          --
 Issuance of 286,000 shares of restricted stock
   in 1995                                                   3          --
                                                      --------    --------
   Ending balance                                          420         414
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     347,284     346,965
 Stock options exercised                                 1,025          --
 Tax benefit from stock options exercised                  358          --
 Issuance of restricted stock                            2,146          --
                                                      --------    --------
   Ending balance                                      350,813     346,965
                                                      --------    --------

Retained earnings:
 Beginning balance                                      30,555      16,559
 Preferred stock dividend, net of income tax
   benefit of $35 and $43                                 (158)       (156)
 Net income                                              1,960       4,553
                                                      --------    --------
   Ending balance                                       32,357      20,956
                                                      --------    --------

Treasury stock:
 Beginning and ending balance                          (16,885)    (16,885)
                                                      ---------   ---------
Unearned compensation:
 Beginning balance                                          --         (65)
 Issuance of restricted stock                           (2,149)         --
 Amortization                                               94          18
                                                      --------    --------
   Ending balance                                       (2,055)        (47)
                                                      --------    --------

                                                      $364,650    $351,403
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarters ended 1995 and 1994 was $1,189,000 and $495,000, respectively. Capitalized preopening costs, included in deferred charges and other assets, were $1,648,000 and $817,000 at March 30, 1995 and December 29, 1994, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 29, 1994.

Note 2: Investments in and Advances to Unconsolidated Partnership
- -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended March 30, 1995 and March 31, 1994 (in thousands):

                                          First Quarter
                                      ---------------------
                                        1995         1994
                                      --------     --------
   Revenues                           $  4,389     $  3,582
   Operating expenses                     (684)        (683)
                                      --------     --------
   Operating income                      3,705        2,899
   Interest expense                     (1,694)        (923)
                                      --------     --------

     Net income                       $  2,011     $  1,976
                                      ========     ========

Note 3:  Other Long-term Liabilities
- -------------------------------------
At March 30, 1995 and December 29, 1994, other long-term liabilities consisted of (in thousands):

                                                  1995        1994
                                                --------    --------
   Accrued rent expense                         $ 12,817    $ 13,043
   Deferred compensation and retirement plans      9,043       8,789
   Deferred income                                   154         154
                                                --------    --------

                                                $ 22,014    $ 21,986
                                                ========    ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Income Taxes
- ----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1991. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1989. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

Gross deferred tax assets are reduced by a valuation allowance.  The
December 29, 1994 and December 30, 1993 valuation allowances were reduced during the 1995 and 1994 first quarters which caused a decrease in income tax expense of $263,000 and $1,604,000, respectively.

Note 5:  Net Income Per Share
- -----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock and stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock, stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 6:  Contingencies and Commitments
- --------------------------------------
In connection with the Company's commitment, subject to the granting of a riverboat gaming license, to make certain payments to the City of Evansville, Indiana as well as other civic and charitable institutions, the Company obtained a letter of credit for $13,450,000. The Company's short-term investments at March 30, 1995 and December 29, 1994, are pledged as collateral for this letter of credit.

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,960,000 and $3,963,000 at March 30, 1995 and December 29, 1994, respectively.

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

The Company had commitments for the purchase of property and equipment of approximately $78,000,000 at March 30, 1995.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

On April 26, 1995, the Missouri Gaming Commission granted Aztar a riverboat gaming license to operate Casino Aztar Caruthersville, the Company's riverboat casino development in Caruthersville, Missouri. The casino began operations on April 28, 1995, using temporary facilities for ticketing and passenger waiting. The pavilion and other permanent facilities are scheduled for completion in June.

The Company repaid $10,000,000 under the reducing revolving credit facility, leaving an outstanding balance of $40,000,000 at March 30, 1995.

At March 30, 1995, the Company had commitments of approximately $78,000,000 for the purchase of property and equipment.

Results of Operations

Quarter Ended March 30, 1995 Compared to Quarter Ended March 31, 1994

The Company's consolidated revenues for the 1995 first quarter were $135.6 million, a 4% increase over $130.6 million for the 1994 first quarter as higher total revenues at TropWorld more than offset decreases in total revenues at Tropicana and Ramada Express. Consolidated casino revenue was $4.9 million higher in the 1995 first quarter versus the 1994 first quarter primarily because an increase in casino revenue at TropWorld more than offset a decrease in casino revenue at Tropicana. Consolidated operating income was $15.8 million for the 1995 first quarter compared to $16.8 million for the 1994 first quarter, a 6% decrease reflecting declines in operating results from Tropicana and Ramada Express which more than offset improved operating results from TropWorld.

The Company's equity in unconsolidated partnership's loss was $0.4 million or 41% higher in the 1995 versus 1994 first quarter as a result of higher interest expense incurred by the partnership. The increase in interest expense was a result of higher interest rates.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

TROPWORLD Total revenues at TropWorld were $80.0 million in the first quarter of 1995 compared to $72.1 million in last year's first quarter, an 11% increase primarily as a result of higher casino revenue. The increase in casino revenue was caused, in large part, by a strong market growth rate of 16% in the Atlantic City market during the first quarter of 1995. Casino revenues were reduced in the 1994 first quarter due to severe weather conditions in the East during January and February. In addition, casino revenue was higher in the 1995 versus 1994 first quarter as a result of an increase in coin redemptions and an increase in the use of complimentary food and beverage and rooms as a means of promoting casino activity.

                      AZTAR CORPORATION AND SUBSIDIARIES


TropWorld had operating income of $13.9 million in the 1995 first quarter, up 47% from $9.5 million in the 1994 first quarter. The increase in operating income reflected the higher casino revenue, partially offset by a $5.7 million or 19% increase in casino costs that was primarily attributable to the increased coin redemptions and complimentaries. Operating income is after rent expense of $0.3 million in both periods and depreciation and amortization expense of $5.5 million in the 1995 first quarter compared to $5.7 million in the 1994 first quarter.

TROPICANA At Tropicana, total revenues were $34.2 million in the 1995 first quarter, down 7% from $36.7 million in the 1994 first quarter. Casino revenue declined by $2.6 million primarily as a result of weak conditions in the Las Vegas market during this year's first quarter combined with lower table games revenue in the 1995 versus 1994 first quarter.

Tropicana had an operating loss of $0.1 million for the 1995 first quarter compared to operating income of $4.1 million for the 1994 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 1995 first quarter compared to $1.9 million in the 1994 first quarter, a 25% increase attributable to a higher interest component of rent payments made to the Company's unconsolidated partnership. Depreciation and amortization expense was $1.7 million in the 1995 first quarter compared to $1.6 million in the 1994 first quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.4 million in the first quarter of 1995, down slightly from $21.8 million in last year's first quarter. Operating income was $4.5 million in the 1995 first quarter compared to $5.5 million in the 1994 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was insignificant in both periods. Depreciation and amortization was $1.8 million in the first quarter of 1995 compared to $1.9 million in the first quarter of 1994.

                      AZTAR CORPORATION AND SUBSIDIARIES


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In connection with Case No. CV-S-94-1126-LDG(RJJ), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 29, 1994, the plaintiffs have filed a motion asking the Court to hold a case management and scheduling conference, and to permit discovery to resume. The Company (and all other defendants) have opposed this motion, and have suggested to the Court that consideration of the pending motions would be the more effective means of handling the case, since the granting of the motion to dismiss would end the case and obviate the need for scheduling or management of the case. No argument date has been set.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                                    Page No.
                                                                   ----------

11.  Statement Regarding Computation of Per Share Earnings.         *


27.  Financial Data Schedule.                                       *

* See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

     All other exhibits have been omitted because the information is either not required or not applicable.

(b) The Company did not file any report on Form 8-K during the quarter ended March 30, 1995.

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





Date  May 1, 1995                By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
- -------------

11. Statement Regarding Computation of Per Share Earnings.

27. Financial Data Schedule.