Form 10-Q
period 1995-06-29
AZTAR CORP
filed 1995-08-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1995
                               --------------
                             OR
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

At July 26, 1995, the registrant had outstanding 38,107,415 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at June 29, 1995 and
    December 29, 1994                                                 3

    Consolidated Statements of Operations for the quarters
    and six months ended June 29, 1995 and June 30, 1994              5

    Consolidated Statements of Cash Flows for the six months
    ended June 29, 1995 and June 30, 1994                             7

    Consolidated Statements of Shareholders' Equity for the
    six months ended June 29, 1995 and June 30, 1994                  9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                                June 29,    December 29,
                                                 1995           1994
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   46,125   $   43,861
  Short-term investments                            8,250        8,250
  Accounts receivable, net                         19,869       17,391
  Refundable income taxes                           1,587          723
  Inventories                                       5,874        5,693
  Prepaid expenses                                  9,044        9,992
  Deferred income taxes                             7,894        7,894
                                               ----------   ----------
    Total current assets                           98,643       93,804

Investments in and advances to
  unconsolidated partnership                       12,036       12,627
Other investments                                  22,971       24,928

Property and equipment:
  Buildings and equipment, net                    650,216      635,678
  Land                                             90,447       81,795
  Construction in progress                         51,116       37,965
  Leased under capital leases, net                    743          852
                                               ----------   ----------
                                                  792,522      756,290

Deferred charges and other assets                  29,093       27,710
                                               ----------   ----------

                                               $  955,265   $  915,359
                                               ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                              June 29,      December 29,
                                                1995            1994
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   50,367       $   40,083
  Accrued payroll and employee benefits         19,174           15,467
  Accrued interest payable                      14,379           13,847
  Income taxes payable                           2,601            2,608
  Current portion of long-term debt                597              666
                                            ----------       ----------
    Total current liabilities                   87,118           72,671

Long-term debt                                 450,151          430,212
Other long-term liabilities                     22,060           21,986
Deferred income taxes                           24,657           24,411
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $5,497 and $4,900)           5,090            4,711

Shareholders' equity:
  Common stock, $.01 par value (38,105,494
    and 37,459,228 shares outstanding)             421              414
  Paid-in capital                              351,396          347,284
  Retained earnings                             32,728           30,555
  Less: Treasury stock                         (17,027)         (16,885)
        Unearned compensation                   (1,329)              --
                                            ----------       ----------
            Total shareholders' equity         366,189          361,368
                                            ----------       ----------

                                            $  955,265       $  915,359
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended June 29, 1995 and June 30, 1994
             -------------------------------------------------------
                      (in thousands, except per share data)


                                         Second Quarter       Six Months
                                      ------------------- -------------------
                                         1995      1994      1995      1994
                                      --------- --------- --------- ---------
Revenues
  Casino                              $118,935  $110,108  $230,847  $217,080
  Rooms                                 10,448    10,910    20,149    20,966
  Food and beverage                     11,980    11,309    23,107    21,886
  Other                                  4,027     3,420     6,855     6,381
                                      --------  --------  --------  --------
                                       145,390   135,747   280,958   266,313
Costs and expenses
  Casino                                55,606    51,604   110,320   101,008
  Rooms                                  6,405     6,738    12,188    12,630
  Food and beverage                     11,068    10,338    21,453    19,759
  Other                                  2,397     1,697     4,204     3,539
  Marketing                             14,018    10,767    24,944    21,415
  General and administrative            13,288    11,608    24,264    23,302
  Utilities                              3,032     3,334     5,967     6,490
  Repairs and maintenance                5,041     4,864     9,960     9,431
  Provision for doubtful accounts          886       588     1,681     1,639
  Property taxes and insurance           4,798     3,944     9,515     8,360
  Rent                                   2,843     2,370     5,639     4,715
  Depreciation and amortization          9,630     9,095    18,682    18,381
  Preopening costs                       2,586        --     2,586        --
                                      --------  --------  --------  --------
                                       131,598   116,947   251,403   230,669
                                      --------  --------  --------  --------
Operating income                        13,792    18,800    29,555    35,644

  Interest income                          889       570     1,717     1,126
  Interest expense                     (12,735)  (11,760)  (24,954)  (23,582)
                                      --------  --------  --------  --------
Income before other items and
  income taxes                           1,946     7,610     6,318    13,188

  Equity in unconsolidated
    partnership's loss                  (1,323)     (988)   (2,649)   (1,928)
                                      --------  --------  --------  --------
Income before income taxes                 623     6,622     3,669    11,260

  Income taxes                             (98)      (41)   (1,184)     (126)
                                      --------  --------  --------  --------
Net income                            $    525  $  6,581  $  2,485  $ 11,134
                                      ========  ========  ========  ========




The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
              For the periods ended June 29, 1995 and June 30, 1994
             -------------------------------------------------------
                      (in thousands, except per share data)

                                         Second Quarter       Six Months
                                      ------------------- -------------------
                                         1995      1994      1995      1994
                                      --------- --------- --------- ---------

Net income per common and
  common equivalent share             $    .01  $    .17  $    .06  $    .28

Net income per common share
  assuming full dilution              $    .01  $    .16  $    .05  $    .28

Weighted average common shares
  applicable to:
  Net income per common and
    common equivalent share             39,119    38,184    38,852    38,223
  Net income per common share
    assuming full dilution              40,145    39,211    39,997    39,252
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             For the periods ended June 29, 1995 and June 30, 1994
            -------------------------------------------------------
                                (in thousands)
                                                            Six Months
                                                       ---------------------
                                                          1995       1994
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $   2,485   $  11,134
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          20,516      19,605
   Provision for losses on accounts receivable             1,681       1,639
   Loss on reinvestment obligation                            --         486
   Rent expense                                             (340)        484
   Distribution in excess of equity in income
     of partnership                                          591         627
   Deferred income taxes                                     246      (2,598)
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (4,159)     (1,915)
     (Increase) decrease in refundable income taxes         (864)      2,031
     (Increase) decrease in inventories and
      prepaid expenses                                       598         365
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable           14,995      (1,735)
     Other items, net                                      1,585         447
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     37,334      30,570
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        488         472
Reduction in other investments                             5,183          --
Purchases of property and equipment                      (54,503)    (26,181)
Additions to other long-term assets                       (6,721)     (3,185)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (55,553)    (28,894)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  30,000      10,000
Proceeds from issuance of common stock                     1,391          --
Principal payments on long-term debt                     (10,311)    (20,249)
Debt issuance costs                                          (80)       (229)
Preferred stock dividend                                    (380)       (389)
Redemption of preferred stock                               (137)       (102)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     20,483     (10,969)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       2,264      (9,293)
Cash and cash equivalents at beginning of period          43,861      39,551
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  46,125   $  30,258
                                                       =========   =========



The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended June 29, 1995 and June 30, 1994
            -------------------------------------------------------
                                (in thousands)
                                                              Six Months
                                                          -------------------
                                                            1995       1994
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     41   $     --
 Tax benefit from stock options and preferred stock
   dividend                                                    552         83
 Issuance of restricted stock                                2,244         --
 Forfeiture of restricted stock                                142         --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 23,360   $ 22,389
 Income taxes paid                                           1,257        620
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended June 29, 1995 and June 30, 1994
            -------------------------------------------------------
                    (in thousands, except number of shares)

                                                            Six Months
                                                      ---------------------
                                                         1995        1994
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    414
 Stock options exercised for 354,562 shares
   in 1995                                                   4          --
 Issuance of 292,000 shares of restricted stock
   in 1995                                                   3          --
                                                      --------    --------
   Ending balance                                          421         414
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     347,284     346,965
 Stock options exercised                                 1,387          --
 Tax benefit from stock options exercised                  484          --
 Issuance of restricted stock                            2,241          --
                                                      --------    --------
   Ending balance                                      351,396     346,965
                                                      --------    --------

Retained earnings:
 Beginning balance                                      30,555      16,559
 Preferred stock dividend, net of income tax
   benefit of $68 and $83                                 (312)       (311)
 Net income                                              2,485      11,134
                                                      --------    --------
   Ending balance                                       32,728      27,382
                                                      --------    --------

Treasury stock:
 Beginning balance                                     (16,885)    (16,885)
 Forfeiture of 18,000 shares of restricted stock
   in 1995                                                (142)         --
                                                      --------    --------
 Ending balance                                        (17,027)    (16,885)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                          --         (65)
 Issuance of restricted stock                           (2,244)         --
 Amortization                                              773          35
 Forfeiture of restricted stock                            142          --
                                                      --------    --------
   Ending balance                                       (1,329)        (30)
                                                      --------    --------

                                                      $366,189    $357,846
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarter and six months ended 1995 was $1,162,000 and $2,351,000, respectively; and $772,000 and $1,267,000 for the quarter and six months ended 1994. Capitalized preopening costs, included in deferred charges and other assets, were $851,000 and $817,000 at June 29, 1995 and December 29, 1994, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 29, 1994.

Certain reclassifications have been made in the 1994 Consolidated Statements of Operations and the Consolidated Statement of Cash Flows in order to be comparable with the 1995 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
- -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended June 29, 1995 and June 30, 1994 (in thousands):
                               Second Quarter          Six Months
                            ---------------------  -------------------
                              1995      1994         1995       1994
                            --------  --------     --------   --------
   Revenues                 $  4,385  $  3,675     $  8,774   $  7,257
   Operating expenses           (692)     (698)      (1,376)    (1,381)
                            --------  --------     --------   --------
   Operating income            3,693     2,977        7,398      5,876
   Interest expense           (1,680)   (1,005)      (3,374)    (1,928)
                            --------  --------     --------   --------
     Net income             $  2,013  $  1,972     $  4,024   $  3,948
                            ========  ========     ========   ========

Note 3:  Other Long-term Liabilities
- -------------------------------------
At June 29, 1995 and December 29, 1994, other long-term liabilities consisted of (in thousands):
                                                  1995        1994
                                                --------    --------
   Accrued rent expense                         $ 12,602    $ 13,043
   Deferred compensation and retirement plans      9,304       8,789
   Deferred income                                   154         154
                                                --------    --------
                                                $ 22,060    $ 21,986
                                                ========    ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Income Taxes
- ----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1993. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1989. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

Gross deferred tax assets are reduced by a valuation allowance. The December 29, 1994 and December 30, 1993 valuation allowances were reduced during the 1995 and 1994 periods which caused a decrease in income tax expense of $502,000 and $765,000 in the 1995 second quarter and six-month periods, respectively; and $2,370,000 and $3,974,000 in the 1994 second quarter and six-month periods, respectively.

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

Note 6:  Contingencies and Commitments
- --------------------------------------
In connection with the Company's commitment, subject to the granting of a riverboat gaming license, to make certain payments to the City of Evansville, Indiana as well as other civic and charitable institutions, the Company obtained a letter of credit for $13,450,000. The Company's short-term investments at June 29, 1995 and December 29, 1994, are pledged as collateral for this letter of credit.

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,953,000 and $3,963,000 at June 29, 1995 and December 29, 1994, respectively.

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

The Company had commitments for the purchase of property and equipment of approximately $59,000,000 at June 29, 1995.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

On July 14, 1995, Aztar received authorization from the U.S. Army Corps of Engineers to begin construction of docking facilities for the Company's riverboat gaming facility planned to be licensed in the Evansville, Indiana market. State permits and approvals have been obtained and construction commenced on July 31, 1995. The Company anticipates a construction schedule of approximately four months depending on weather conditions and other factors for the completion of the docking and temporary facilities. The temporary facilities will include surface parking and a 13,000-square-foot climate-controlled tent pavilion. Barring unanticipated delays, operations
are projected to commence late this year utilizing these facilities.   The
hotel, pavilion, permanent parking facilities, and other amenities are scheduled for completion within a year of the commencement of gaming operations.

On April 26, 1995, the Missouri Gaming Commission granted Aztar a riverboat gaming license to operate Casino Aztar Caruthersville, the Company's riverboat casino development in Caruthersville, Missouri. The casino began operations on April 28, 1995, using temporary facilities for ticketing and passenger waiting. The pavilion and other permanent facilities were opened on July 20, 1995.

During the first quarter of 1995, the Company repaid $10,000,000 under the reducing revolving credit facility and then borrowed $30,000,000 under this facility during the second quarter of 1995, leaving an outstanding balance of $70,000,000 at June 29, 1995.

At June 29, 1995, the Company had commitments of approximately $59,000,000 for the purchase of property and equipment.

Results of Operations

Six Months Ended June 29, 1995 Compared to Six Months Ended June 30, 1994

The Company's consolidated revenues for the first half of 1995 were $281.0 million, a 5% increase over $266.3 million for the first half of 1994 as higher total revenues at TropWorld and added revenues from the Company's recently opened riverboat casino in Caruthersville, Missouri more than offset decreases in total revenues at Tropicana and Ramada Express. Casino Aztar Caruthersville began operations on April 28, 1995. Consolidated casino revenue was $13.8 million higher in the 1995 versus 1994 six-month period primarily because an increase in casino revenue at TropWorld and added casino revenue from Casino Aztar Caruthersville more than offset a decrease in casino revenue at Tropicana. Consolidated operating income for the first half of 1995 was $32.2 million before the effects of a $2.6 million writeoff of preopening costs in connection with Casino Aztar Caruthersville compared to $35.6 million consolidated operating income for the first half of 1994. Excluding the writeoff of preopening costs, the decline in consolidated operating income reflected an increase in operating income at TropWorld that was more than offset by lower operating results at Tropicana and Ramada Express.

                      AZTAR CORPORATION AND SUBSIDIARIES

The Company's equity in unconsolidated partnership's loss was $0.7 million or 37% higher in the 1995 versus 1994 six-month period as a result of higher interest expense incurred by the partnership. The increase in interest expense was a result of higher interest rates.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

TROPWORLD Total revenues at TropWorld were $165.9 million in the first half of 1995 compared to $151.7 million in the first half of last year, a 9% increase primarily as a result of higher casino revenue. The increase in casino revenue was caused, in large part, by a strong market growth rate of 13% in the Atlantic City market during the first half of 1995. Casino revenues were reduced in the 1994 six-month period due to severe weather conditions in the East during January and February. In addition, casino revenue was higher in the 1995 versus 1994 six-month period as a result of an increase in coin redemptions and an increase in the use of complimentary food and beverage and rooms as a means of promoting casino activity.

TropWorld had operating income of $30.1 million in the first half of 1995, up 29% from $23.3 million in the first half of last year. The increase in operating income reflected the higher casino revenue, partially offset by a $6.6 million or 10% increase in casino costs that was primarily attributable to the increased coin redemptions and complimentaries. Marketing costs were 19% higher in the 1995 versus 1994 six-month period due primarily to an increase in the number of special events offered at the property. Operating income is after rent expense of $0.7 million in both periods and depreciation and amortization expense of $11.1 million in the first half of 1995 compared to $11.4 million in the first half of 1994.

TROPICANA At Tropicana, total revenues were $69.6 million in the first half of 1995, a decrease of 4% from $72.3 million in the first half of last year. Casino revenue declined by $2.9 million primarily as a result of weak conditions in the Las Vegas market during this year's six-month period combined with lower table games revenue in the 1995 versus 1994 six-month period.

Operating income at Tropicana was $0.3 million for the first half of 1995 compared to $6.8 million for the first half of 1994. Operating income is after rent and depreciation and amortization expenses. Rent expense was $4.7 million in the 1995 six-month period compared to $3.8 million in the 1994 six-month period, a 24% increase attributable to a higher interest component of rent payments made to the Company's unconsolidated partnership. Depreciation and amortization expense was $3.5 million in the first half of 1995 compared to $3.1 million in the first half of 1994.

RAMADA EXPRESS At Ramada Express, total revenues were $41.9 million in the first half of 1995, down slightly from $42.3 million in the first half of last year. Operating income was $7.7 million in the 1995 six-month period, a decrease from $10.3 million in the 1994 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was insignificant in both periods. Depreciation and amortization was $3.6 million in the first half of 1995 compared to $3.7 million in the first half of 1994.

                      AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, added $3.6 million to total consolidated revenues for the first half of 1995. Before the effects of a $2.6 million writeoff of preopening costs, Casino Aztar Caruthersville had an operating loss of $0.2 million. Depreciation and amortization expense was $0.4 million.

Quarter Ended June 29, 1995 Compared to Quarter Ended June 30, 1994

The Company's consolidated revenues for the 1995 second quarter were $145.4 million compared to $135.7 million for the 1994 second quarter, a 7% increase primarily reflecting higher total revenues at TropWorld and added revenues from the recently opened Casino Aztar Caruthersville. Consolidated casino revenue was $8.8 million higher in the 1995 second quarter versus the 1994 second quarter primarily due to an increase in casino revenue at TropWorld and added casino revenue from Casino Aztar Caruthersville. Consolidated operating income for the 1995 second quarter was $16.4 million before the effects of a $2.6 million writeoff of preopening costs in connection with Casino Aztar Caruthersville, compared to $18.8 million consolidated operating income for the second quarter of last year. Excluding the writeoff of preopening costs, the decline in consolidated operating income reflected an increase in operating income at TropWorld that was more than offset by lower operating results at Tropicana and Ramada Express.

The Company's equity in unconsolidated partnership's loss was $0.3 million or 34% higher in the 1995 versus 1994 second quarter as a result of higher interest expense incurred by the partnership. The increase in interest expense was a result of higher interest rates.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

TROPWORLD TropWorld had total revenues of $85.8 million in the second quarter of 1995 compared to $79.6 million in last year's second quarter, an 8% increase primarily as a result of higher casino revenue. The increase in casino revenue reflected a strong market growth rate of 10% in the Atlantic City market during the second quarter of 1995. In addition, casino revenue was higher in the 1995 versus 1994 second quarter due to an increase in coin redemptions.

TropWorld had operating income of $16.2 million in the 1995 second quarter, up 18% from $13.8 million in the 1994 second quarter. Marketing costs were 38% higher due primarily to an increase in the number of special events offered at the property during the second quarter of 1995. Operating income is after rent expense of $0.4 million in both periods and depreciation and amortization expense of $5.5 million in the 1995 second quarter compared to $5.7 million in the 1994 second quarter.

TROPICANA At Tropicana, total revenues were $35.4 million in the second quarter of 1995 compared to $35.6 million in the second quarter of last year. Tropicana had operating income of $0.3 million for the 1995 second quarter, down from $2.7 million for the 1994 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in the 1995 second quarter compared to $1.9 million in the 1994 second quarter, a 23% increase attributable to a higher interest component of

                      AZTAR CORPORATION AND SUBSIDIARIES

rent payments made to the company's unconsolidated partnership. Depreciation and amortization expense was $1.8 million in the 1995 second quarter compared to $1.5 million in the 1994 second quarter.

RAMADA EXPRESS Total revenues at Ramada Express were $20.6 million in the second quarter of 1995, up slightly from $20.5 million in the 1994 second quarter. Operating income was $3.3 million in the 1995 second quarter compared to $4.8 million in last year's second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was insignificant in both periods. Depreciation and amortization was $1.8 million in both periods.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, added $3.6 million to total consolidated revenues for the 1995 second quarter. Before the effects of a $2.6 million writeoff of preopening costs, Casino Aztar Caruthersville had an operating loss of $0.2 million. Depreciation and amortization expense was $0.4 million.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In connection with Case No. CV-S-94-1126-LDG(RJJ), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 29, 1994, the plaintiffs, as reported under Item 1 of the Company's Form 10-Q for the quarter ended March 30, 1995, have filed a motion asking the Court to hold a case management and scheduling conference, and to permit discovery to resume. The Company (and all other defendants) have opposed this motion, and have suggested to the Court that consideration of the pending motions would be the more effective means of handling the case, since the granting of the motion to dismiss would end the case and obviate the need for scheduling or management of the case. No argument date has been set.

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

(b) The Company did not file any report on Form 8-K during the quarter ended June 29, 1995.

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





Date  August 1, 1995             By  ROBERT M. HADDOCK
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