Form 10-Q
period 1995-09-28
AZTAR CORP
filed 1995-11-08
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1995
                               ------------------
                             OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number   1-5440
                       ----------------------------------------

                          AZTAR CORPORATION
---------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


       Delaware                               86-0636534
-----------------------------------        -------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


 2390 East Camelback Road, Suite 400, Phoenix, Arizona  85016
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

At October 26, 1995, the registrant had outstanding 38,252,782 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at September 28, 1995 and
    December 29, 1994                                                 3

    Consolidated Statements of Operations for the quarters and
    nine months ended September 28, 1995 and September 29, 1994       5

    Consolidated Statements of Cash Flows for the nine months
    ended September 28, 1995 and September 29, 1994                   7

    Consolidated Statements of Shareholders' Equity for the
    nine months ended September 28, 1995 and September 29, 1994       9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                             September 28,   December 29,
                                                 1995           1994
                                             ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   48,942   $   43,861
  Short-term investments                               --        8,250
  Accounts receivable, net                         21,358       17,391
  Refundable income taxes                              --          723
  Inventories                                       6,198        5,693
  Prepaid expenses                                  8,550        9,992
  Deferred income taxes                             6,975        7,894
                                               ----------   ----------
    Total current assets                           92,023       93,804

Investments in and advances to
  unconsolidated partnership                       11,748       12,627
Other investments                                  21,675       24,928

Property and equipment:
  Buildings and equipment, net                    665,432      635,678
  Land                                             90,447       81,795
  Construction in progress                         58,124       37,965
  Leased under capital leases, net                    667          852
                                               ----------   ----------
                                                  814,670      756,290

Deferred charges and other assets                  33,026       27,710
                                               ----------   ----------

                                               $  973,142   $  915,359
                                               ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                           September 28,    December 29,
                                               1995             1994
                                           -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   47,471       $   40,083
  Accrued payroll and employee benefits         18,665           15,467
  Accrued interest payable                      26,007           13,847
  Income taxes payable                           2,981            2,608
  Current portion of long-term debt                542              666
                                            ----------       ----------
    Total current liabilities                   95,666           72,671

Long-term debt                                 455,145          430,212
Other long-term liabilities                     22,117           21,986
Deferred income taxes                           23,212           24,411
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,069 and $4,900)           5,278            4,711

Shareholders' equity:
  Common stock, $.01 par value (38,250,401
    and 37,459,228 shares outstanding)             422              414
  Paid-in capital                              352,174          347,284
  Retained earnings                             37,143           30,555
  Less: Treasury stock                         (17,027)         (16,885)
        Unearned compensation                     (988)              --
                                            ----------       ----------
            Total shareholders' equity         371,724          361,368
                                            ----------       ----------

                                            $  973,142       $  915,359
                                            ==========       ==========
















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         For the periods ended September 28, 1995 and September 29, 1994
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                         Third Quarter        Nine Months
                                      ------------------- -------------------
                                         1995      1994      1995      1994
                                      --------- --------- --------- ---------
Revenues
  Casino                              $127,382  $121,410  $358,229  $338,490
  Rooms                                 10,596    10,932    30,745    31,898
  Food and beverage                     12,516    10,604    35,623    32,490
  Other                                  4,441     3,901    11,296    10,282
                                      --------  --------  --------  --------
                                       154,935   146,847   435,893   413,160
Costs and expenses
  Casino                                58,677    54,595   168,997   155,603
  Rooms                                  6,727     6,899    18,915    19,529
  Food and beverage                     11,834     9,888    33,287    29,647
  Other                                  2,856     2,351     7,060     5,890
  Marketing                             15,296    12,248    40,240    33,663
  General and administrative            11,675    12,173    35,939    35,475
  Utilities                              4,598     4,119    10,565    10,609
  Repairs and maintenance                5,148     5,394    15,108    14,825
  Provision for doubtful accounts          955       324     2,636     1,963
  Property taxes and insurance           5,186     4,619    14,701    12,979
  Rent                                   2,757     2,475     8,396     7,190
  Depreciation and amortization         10,181     9,419    28,863    27,800
  Preopening costs                          51        --     2,637        --
                                      --------  --------  --------  --------
                                       135,941   124,504   387,344   355,173
                                      --------  --------  --------  --------
Operating income                        18,994    22,343    48,549    57,987

  Interest income                          820       645     2,537     1,771
  Interest expense                     (12,687)  (11,816)  (37,641)  (35,398)
                                      --------  --------  --------  --------
Income before other items and
  income taxes                           7,127    11,172    13,445    24,360

  Equity in unconsolidated
    partnership's loss                  (1,220)   (1,051)   (3,869)   (2,979)
                                      --------  --------  --------  --------
Income before income taxes               5,907    10,121     9,576    21,381

  Income taxes                          (1,333)   (2,554)   (2,517)   (2,680)
                                      --------  --------  --------  --------
Net income                            $  4,574  $  7,567  $  7,059  $ 18,701
                                      ========  ========  ========  ========



The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
         For the periods ended September 28, 1995 and September 29, 1994
             -------------------------------------------------------
                      (in thousands, except per share data)

                                          Third Quarter       Nine Months
                                      ------------------- -------------------
                                         1995      1994      1995      1994
                                      --------- --------- --------- ---------

Net income per common and
  common equivalent share             $    .11  $    .19  $    .17  $    .48

Net income per common share
  assuming full dilution              $    .11  $    .19  $    .16  $    .46

Weighted average common shares
  applicable to:
  Net income per common and
    common equivalent share             39,209    38,225    38,971    38,224
  Net income per common share
    assuming full dilution              40,202    39,283    40,038    39,284
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        For the periods ended September 28, 1995 and September 29, 1994
        ---------------------------------------------------------------
                                (in thousands)
                                                            Nine Months
                                                       ---------------------
                                                          1995       1994
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $   7,059   $  18,701
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          31,529      29,688
   Provision for losses on accounts receivable             2,636       1,963
   Loss on reinvestment obligation                            --         824
   Rent expense                                             (493)        741
   Distribution in excess of equity in income
     of partnership                                          879         933
   Deferred income taxes                                    (280)     (3,186)
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (6,603)     (2,462)
     (Increase) decrease in refundable income taxes          723       2,062
     (Increase) decrease in inventories and
      prepaid expenses                                       685         493
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable           23,779       1,328
     Other items, net                                        968       1,354
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     60,882      52,439
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                      1,009         965
Reduction in other investments                             8,602          --
(Increase)decrease in invested funds                       8,250      (8,250)
Purchases of property and equipment                      (86,863)    (36,268)
Additions to other long-term assets                      (12,256)     (4,709)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (81,258)    (48,262)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  35,000      16,000
Proceeds from issuance of common stock                     1,945          --
Principal payments on long-term debt                     (10,443)    (28,371)
Debt issuance costs                                          (80)       (604)
Preferred stock dividend                                    (754)       (773)
Redemption of preferred stock                               (211)       (181)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     25,457     (13,929)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       5,081      (9,752)
Cash and cash equivalents at beginning of period          43,861      39,551
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  48,942   $  29,799
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
        For the periods ended September 28, 1995 and September 29, 1994
        ---------------------------------------------------------------
                                (in thousands)
                                                              Nine Months
                                                          -------------------
                                                            1995       1994
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     41   $     70
 Tax benefit from stock options and preferred stock
   dividend                                                    858        627
 Issuance of restricted stock                                2,194         --
 Forfeiture of restricted stock                                142         --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 23,880   $ 33,675
 Income taxes paid                                             843      2,052
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
        For the periods ended September 28, 1995 and September 29, 1994
        ---------------------------------------------------------------
                    (in thousands, except number of shares)

                                                           Nine Months
                                                      ---------------------
                                                         1995        1994
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    414    $    414
 Stock options exercised for 492,827 shares
   in 1995                                                   5          --
 Issuance of 292,000 shares of restricted stock
   in 1995                                                   3          --
                                                      --------    --------
   Ending balance                                          422         414
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     347,284     346,965
 Stock options exercised                                 1,940          --
 Tax benefit from stock options exercised                  759          --
 Issuance of restricted stock                            2,191          --
                                                      --------    --------
   Ending balance                                      352,174     346,965
                                                      --------    --------

Retained earnings:
 Beginning balance                                      30,555      16,559
 Reduction in income tax valuation allowance                --         520
 Preferred stock dividend, net of income tax
   benefit of $99 and $107                                (471)       (480)
 Net income                                              7,059      18,701
                                                      --------    --------
   Ending balance                                       37,143      35,300
                                                      --------    --------

Treasury stock:
 Beginning balance                                     (16,885)    (16,885)
 Forfeiture of 18,000 shares of restricted stock
   in 1995                                                (142)         --
                                                      --------    --------
 Ending balance                                        (17,027)    (16,885)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                          --         (65)
 Issuance of restricted stock                           (2,194)         --
 Amortization                                            1,064          53
 Forfeiture of restricted stock                            142          --
                                                      --------    --------
   Ending balance                                         (988)        (12)
                                                      --------    --------

                                                      $371,724    $365,782
                                                      ========    ========
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1:  General
----------------
The consolidated financial statements reflect all adjustments, such adjust-ments being normal recurring accruals, which are necessary, in the opinion of management, for the fair presentation of the results of the interim periods; interim results, however, may not be indicative of the results for the full year.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarter and nine months ended 1995 was $1,313,000 and $3,664,000, respectively; and $523,000 and $1,790,000 for the quarter and nine months ended 1994. Capitalized preopening costs, included in deferred charges and other assets, were $1,716,000 and $817,000 at September 28, 1995 and December 29, 1994,
respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 29, 1994.

Certain reclassifications have been made in the 1994 Consolidated Statements of Operations and the Consolidated Statement of Cash Flows in order to be comparable with the 1995 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended September 28, 1995 and September 29, 1994 (in thousands):
                               Third Quarter           Nine Months
                            ---------------------  -------------------
                              1995      1994         1995       1994
                            --------  --------     --------   --------
   Revenues                 $  4,197  $  3,824     $ 12,971   $ 11,081
   Operating expenses           (683)     (684)      (2,059)    (2,065)
                            --------  --------     --------   --------
   Operating income            3,514     3,140       10,912      9,016
   Interest expense           (1,482)   (1,145)      (4,856)    (3,073)
                            --------  --------     --------   --------
     Net income             $  2,032  $  1,995     $  6,056   $  5,943
                            ========  ========     ========   ========

Note 3:  Other Long-term Liabilities
-------------------------------------
At September 28, 1995 and December 29, 1994, other long-term liabilities consisted of (in thousands):
                                                  1995        1994
                                                --------    --------
   Accrued rent expense                         $ 12,399    $ 13,043
   Deferred compensation and retirement plans      9,564       8,789
   Deferred income                                   154         154
                                                --------    --------
                                                $ 22,117    $ 21,986
                                                ========    ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1993. The New Jersey Division of Taxation is examining the income tax returns for the years 1983 through 1989. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

Gross deferred tax assets are reduced by a valuation allowance.  The
December 29, 1994 and December 30, 1993 valuation allowances were reduced during the 1995 and 1994 periods, which caused a decrease in income tax expense of $3,125,000 and $3,622,000 in the 1995 third quarter and nine-month periods, respectively; and $1,884,000 and $5,858,000 in the 1994 third quarter and nine-month periods, respectively. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during the 1994 third quarter.

The Company's effective income tax rate before the valuation allowance reductions is higher in the 1995 periods compared to the 1994 periods due to the increasing effect of non-deductible expenses at lower levels of taxable income and the shift in the mix of taxable income between New Jersey, which has an income tax, and Nevada, which does not have an income tax.

Note 5:  Net Income Per Share
-----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock and stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock, stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 6:  Contingencies and Commitments
--------------------------------------
In connection with the Company's commitment, subject to the granting of a riverboat gaming license, to make certain payments to the City of Evansville, Indiana as well as other civic and charitable institutions, the Company obtained a letter of credit for $13,450,000. The Company has pledged $8,250,000 of cash equivalents at September 28, 1995 and its short-term investments at December 29, 1994, as collateral for this letter of credit.

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


Note 6:  Contingencies and Commitments (continued)
--------------------------------------------------
except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,951,000 and $3,963,000 at September 28, 1995 and December 29, 1994, respectively.

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

The Company had commitments for the purchase of property and equipment of approximately $104,000,000 at September 28, 1995.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

On September 11, 1995, Aztar signed an agreement to manage a project to develop and operate a riverboat casino in Michigan City, Indiana. The Company would own 9.9 percent of the project, which is an $82 million venture proposed by Michigan City Casino & Lodge, a limited partnership comprised primarily of investors from the Michigan City business and professional community. The partnership filed an application for a riverboat casino operator's license on September 8, 1995, with the Indiana Gaming Commission. The project would include a casino riverboat, an entertainment pavilion for pre-boarding passengers, a hotel, parking facilities, and other amenities at a site on Michigan City Harbor on Lake Michigan.

On July 14, 1995, Aztar received authorization from the U.S. Army Corps of Engineers to begin construction of docking facilities for the Company's riverboat gaming facility planned to be licensed in the Evansville, Indiana market. State permits and approvals have been obtained and construction of the docking and temporary facilities commenced on July 31, 1995. The temporary facilities will include surface parking and a 13,000-square-foot climate-controlled pavilion. Barring unanticipated delays, operations are projected to commence in December 1995 utilizing these facilities. The hotel, pavilion, permanent parking facilities, and other amenities are under construction and scheduled for completion within a year of the commencement of gaming operations. The "City of Evansville" casino riverboat arrived in Evansville on its maiden voyage on November 2, 1995. The Company's expenditures for property and equipment on this project for the year to date through September 28, 1995 were approximately $23 million.

On April 26, 1995, the Missouri Gaming Commission granted Aztar a riverboat gaming license to operate Casino Aztar Caruthersville, the Company's riverboat casino development in Caruthersville, Missouri. The casino began operations on April 28, 1995, using temporary facilities for ticketing and passenger waiting. The pavilion and other permanent facilities were opened on July 20, 1995. The Company's expenditures for property and equipment on this project for the year to date through September 28, 1995 were approximately $28 million.

The Company's expansion of TropWorld in Atlantic City, New Jersey, consisting primarily of a 628-room hotel tower, with additional restaurant and support facilities in the existing operation, is under construction and scheduled to be completed by June 1996. The Company's expenditures for property and equipment on this project for the year to date through September 28, 1995 were approximately $20 million.

During the first quarter of 1995, the Company repaid $10 million under the reducing revolving credit facility and then borrowed $30 million during the second quarter of 1995 and $5 million during the third quarter of 1995 under this facility, leaving an outstanding balance of $75 million at September 28, 1995.

At September 28, 1995, the Company had commitments of approximately $104 million for the purchase of property and equipment.

                      AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

Nine Months Ended September 28, 1995 Compared to Nine Months Ended September 29, 1994

The Company's consolidated revenues for the 1995 nine-month period were $435.9 million, a 6% increase over $413.2 million for the 1994 nine-month period as higher total revenues at TropWorld and added revenues from the Company's riverboat casino in Caruthersville, Missouri more than offset decreases in total revenues at Tropicana. Casino Aztar Caruthersville began operations on April 28, 1995. Consolidated casino revenue was $19.7 million higher in the 1995 versus 1994 nine-month period primarily because an increase in casino revenue at TropWorld and added casino revenue from Casino Aztar Caruthersville more than offset a decrease in casino revenue at Tropicana. Consolidated operating income for the nine months of 1995 was $51.2 million before the effects of a $2.6 million writeoff of preopening costs in connection with Casino Aztar Caruthersville compared to $58.0 million consolidated operating income for the nine months of 1994. Excluding the writeoff of preopening costs, the decline in consolidated operating income reflected lower operating results at Tropicana and Ramada Express that were not fully offset by an increase in operating income at TropWorld. Consolidated marketing costs were 20% higher in the 1995 versus 1994 nine-month period primarily reflecting an increase in the number of special events offered at TropWorld combined with added marketing costs attributable to Casino Aztar Caruthersville.

The Company's equity in unconsolidated partnership's loss was $0.9 million or 30% higher in the 1995 versus 1994 nine-month period as a result of higher interest expense incurred by the partnership. The increase in interest expense was a result of higher interest rates.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

TROPWORLD Total revenues at TropWorld were $258.5 million in the 1995 nine-month period compared to $243.2 million in last year's nine-month period, a 6% increase primarily as a result of higher casino revenue. The increase in casino revenue was caused, in large part, by a strong market growth rate of 11% in the Atlantic City market during the 1995 nine-month period. Casino revenues were reduced in the 1994 nine-month period due to severe weather conditions in the East during January and February. In addition, casino revenue was higher in the 1995 versus 1994 nine-month period as a result of an increase in coin redemptions and an increase in the use of complimentary food and beverage and rooms as a means of promoting casino activity.

TropWorld had operating income of $50.7 million in the nine months of 1995, up 18% from $42.9 million in last year's nine-month period. The increase in operating income reflected the higher casino revenue, partially offset by a $5.9 million or 6% increase in casino costs that was primarily attributable to the increased coin redemptions and complimentaries. Marketing costs were 17% higher in the 1995 versus 1994 nine-month period due primarily to an increase in the number of special events offered at the property. Operating income is after rent expense of $1.1 million in both periods and depreciation and amortization expense of $16.6 million in the nine months of 1995 compared to $17.0 million in the nine months of 1994.

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA At Tropicana, total revenues were $105.3 million in the 1995 nine-month period, a decrease of 3% from $108.4 million in last year's nine-month period. Casino revenue declined by $3.8 million primarily as a result of weak conditions in the Las Vegas market during this year's nine-month period combined with lower table games revenue in the 1995 versus 1994 nine-month period.

Tropicana had an operating loss of $0.6 million for the nine months of 1995 compared to operating income of $9.3 million for the nine months of 1994. Operating income is after rent and depreciation and amortization expenses. Rent expense was $6.9 million in the 1995 nine-month period compared to $5.8 million in the 1994 nine-month period, a 20% increase attributable to a higher interest component of rent payments made to the Company's unconsolidated partnership. Depreciation and amortization expense was $5.5 million in the 1995 nine-month period compared to $4.8 million in the 1994 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $61.8 million in the 1995 nine-month period, up slightly from $61.6 million in last year's nine-month period. Operating income was $10.0 million in this year's nine-month period, a decrease from $13.1 million in last year's nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $5.4 million in the 1995 nine-month period compared to $5.7 million in the 1994 nine-month period.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, added $10.3 million to total consolidated revenues in the nine months of 1995. Before the effects of a $2.6 million writeoff of preopening costs, Casino Aztar Caruthersville had an operating loss of $1.1 million. Depreciation and amortization expense was $1.2 million.

Quarter Ended September 28, 1995 Compared to Quarter Ended September 29, 1994

The Company's consolidated revenues for the 1995 third quarter were $154.9 million compared to $146.8 million for the 1994 third quarter, a 6% increase primarily reflecting higher total revenues at TropWorld and Ramada Express and added revenues from Casino Aztar Caruthersville. A $6.0 million increase in consolidated casino revenue in the 1995 versus 1994 third quarter was primarily attributable to added casino revenue from Casino Aztar Caruthersville. Consolidated food and beverage revenue was $1.9 million or 18% higher in the 1995 versus 1994 third quarter, with a substantial portion of the increase coming from Tropicana. The increase in food and beverage revenue at Tropicana was due to a higher volume of customers in the 1995 third quarter, which was primarily attributable to renovation of existing facilities during 1995. Consolidated operating income was $19.0 million for the 1995 third quarter compared to $22.3 million for the 1994 third quarter, a 15% decline, reflecting lower operating results from Tropicana and Ramada Express combined with an operating loss at Casino Aztar Caruthersville that more than offset improved operating results from TropWorld. Consolidated marketing costs were 25% higher in the 1995 versus 1994 third quarter, primarily due to added marketing costs attributable to Casino Aztar Caruthersville combined with an increase in the number of special events offered at TropWorld.

                      AZTAR CORPORATION AND SUBSIDIARIES

For a discussion of income taxes, refer to "Note 4: Income Taxes".

TROPWORLD TropWorld had total revenues of $92.5 million in the third quarter of 1995, up slightly from $91.4 million in the third quarter of 1994. TropWorld's 1995 third quarter results reflected summer capacity constraints that will be alleviated with the addition of a 628-room guest tower and related facilities under construction and scheduled to open by June 1996.

TropWorld had operating income of $20.7 million in the 1995 third quarter, up 5% from $19.7 million in the 1994 third quarter. Marketing costs were 14% higher due primarily to an increase in the number of special events offered at the property during the third quarter of 1995. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.4 million in the 1995 third quarter compared to $0.3 million in the 1994 third quarter. Depreciation and amortization expense was $5.5 million in the 1995 third quarter compared to $5.6 million in the 1994 third quarter.

TROPICANA At Tropicana, total revenues were $35.8 million in the third quarter of 1995 compared to $36.1 million in the third quarter of last year, a slight decrease as 17% higher food and beverage revenue was more than offset by a decline in casino revenue. The increase in food and beverage revenue at Tropicana was due to a higher volume of customers in the 1995 third quarter, which was primarily attributable to renovation of existing facilities during 1995.

Tropicana had an operating loss of $0.9 million for the 1995 third quarter compared to operating income of $2.4 million for the 1994 third quarter.
Food and beverage costs were 20% higher in the 1995 versus 1994 third quarter due to the higher volume of customers in the 1995 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in the 1995 third quarter compared to $2.0 million in the 1994 third quarter. Depreciation and amortization expense was $2.0 million in the 1995 third quarter compared to $1.8 million in the 1994 third quarter.

RAMADA EXPRESS Total revenues at Ramada Express were $19.9 million in the third quarter of 1995 compared to $19.3 million in the 1994 third quarter. Operating income was $2.2 million in the 1995 third quarter compared to $2.8 million in last year's third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was insignificant in both periods. Depreciation and amortization was $1.8 million in the 1995 third quarter compared to $1.9 million in the 1994 third quarter.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, added $6.7 million to total consolidated revenues for the 1995 third quarter. Casino Aztar Caruthersville had an operating loss of $1.0 million which included depreciation and amortization expense of $0.8 million.

                      AZTAR CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 (a) In connection with Case No. CV-S-94-1126-LDG(RJJ), as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 29, 1994, the plaintiffs, as reported under Item 1 of the Company's Form 10-Q for the quarter ended March 30, 1995, have filed a motion asking the Court to hold a case management and scheduling conference and to permit discovery to resume. The Company (and all other defendants) have opposed this motion, and have suggested to the Court that consideration of the pending motions would be the more effective means of handling the case, since the granting of the motion to dismiss would end the case and obviate the need for scheduling or management of the case. No argument date has been set.

 (b) The Company and more than 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in an action filed in the United States District Court for the District of Nevada entitled Larry Schreier, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case"), filed on September 26, 1995. The Schreier Case is identical to Case No. CV-S-94-1126-LDG(RJJ) (the "Consolidated Case") in all material respects, except that the named plaintiff purports to represent a class of persons somewhat smaller than the class in the Consolidated Case; to wit: (i) all persons who are members of "slot clubs" and played electronic slot machines; and (ii) all persons who have played in video poker tournaments. The plaintiffs in the Schreier Case are represented by the same lawyers who represent the plaintiffs in the Consolidated Case.

 (c) Aztar and numerous other major casino operators, were named as defendants in an action filed in late August 1995 in the United States District Court for the District of New Jersey, Camden Division, entitled Thomas Hyland (Plaintiff) v. Griffin Investigations, et al., Case No. 95cv2236(JEI). The Plaintiff seeks certification of the case as a class action, and claims generally that the treatment of card counters by the defendants is in violation of the Sherman Act, the Fair Credit Reporting Act and other laws. Plaintiff did not specify the amount of damages he is seeking. On November 1, 1995, the company moved to dismiss the complaint and therefore has not yet filed an answer.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
                                                                    Page No.
                                                                   ----------
10.1  Severance agreement, dated July 17, 1995, by and between
      Aztar Corporation and Paul E. Rubeli.                         *

10.2  Severance agreement, dated July 17, 1995, by and between
      Aztar Corporation and Robert M. Haddock.                      *

10.3  Severance agreement, dated July 18, 1995, by and between
      Aztar Corporation and Nelson W. Armstrong, Jr.                *

10.4  Severance agreement, dated July 24, 1995, by and between
      Aztar Corporation and Meridith P. Sipek.                      *

10.5  Severance agreement, dated July 25, 1995, by and between
      Aztar Corporation and Joe Cole.                               *

10.6  Severance agreement, dated July 17, 1995, by and between
      Aztar Corporation and Neil A. Ciarfalia.                      *

11.   Statement Regarding Computation of Per Share Earnings.        *

27.   Financial Data Schedule.                                      *

* See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

      All other exhibits have been omitted because the information is either not required or not applicable.

(b) The Company did not file any report on Form 8-K during the quarter ended September 28, 1995.

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





Date  November 8, 1995           By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10.1 Severance agreement, dated July 17, 1995, by and between Aztar Corporation and Paul E. Rubeli.

10.2 Severance agreement, dated July 17, 1995, by and between Aztar Corporation and Robert M. Haddock.

10.3 Severance agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr.

10.4 Severance agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek.

10.5 Severance agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole.

10.6 Severance agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia.

11.   Statement Regarding Computation of Per Share Earnings.

27.   Financial Data Schedule.