Form 10-K
period 1995-12-28
AZTAR CORP
filed 1996-03-21
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 28, 1995
                          ----------------------------------------
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    ----------------
              Commission file number   1-5440
                                     ----------------
                         AZTAR CORPORATION
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                           86-0636534
----------------------------------------  ------------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

2390 East Camelback Road, Suite 400, Phoenix, Arizona      85016
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $289,490,013 at February 22, 1996 and is based on a closing price of $7.63 and 37,941,024 common shares outstanding.

    At February 22, 1996, the registrant had outstanding 38,341,106 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1996 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the page location of such information. All other sections of the 1996 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1996 Proxy Statement
------------------------------                   --------------------
            PART III
            --------
ITEM 10. Directors and Executive
-------    Officers of the Registrant            Pages 2 and 3 under
                                                 caption "Election of
                                                 Directors of the Company"
                                                 and page 5 under caption
                                                 "Compliance with Section
                                                 16(a) of the Exchange Act"

ITEM 11. Executive Compensation                  Pages 6 through 8 except
-------                                          under caption "Board
                                                 Compensation Committee
                                                 Report"


ITEM 12. Security Ownership of
-------    Certain Beneficial Owners
           and Management                        Page 4 under captions "5%
                                                 Beneficial Owners" and
                                                 "Directors and Executive
                                                 Officers"


ITEM 13. Certain Relationships
-------    and Related Transactions              Page 5 under caption
                                                 "Transactions with
                                                 Management and Others"

                                   PART I
                                   ------
ITEM 1.  BUSINESS
-----------------
Aztar Corporation ("Aztar" or the "Company") was incorporated in Delaware in June 1989 to operate the gaming business of Ramada Inc. ("Ramada") after the restructuring of Ramada (the "Restructuring"). The Restructuring involved the disposition of Ramada's hotel and restaurant businesses with Ramada's shareholders retaining their interest in the gaming business. As part of the Restructuring, the gaming business and certain other assets and liabilities of Ramada were transferred to Aztar, and a wholly-owned subsidiary of New World Hotels (U.S.A.), Inc. was merged with Ramada (the "Merger"). In the Merger, each share of Ramada common stock was converted into the right to receive $1.00 and one share of Aztar common stock. For accounting purposes Aztar is treated as the continuing accounting entity that is the successor to the historical Ramada and that has discontinued the hotel and restaurant businesses.

The Company operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and in Las Vegas and Laughlin, Nevada. The Company began operations of riverboat casinos on April 28, 1995 in Caruthersville, Missouri, and on December 7, 1995, in Evansville, Indiana. The strategy at the Company's land-based facilities has been to develop facilities with distinctive themes for the demographics of each particular market and provide a full entertainment experience to attract gaming patrons. The Company's riverboat casinos share a common theme and brand. The Company's product concept is "the creation of fun, fantasy, excitement and entertainment" in a casino gaming environment. While the Company markets to the full spectrum of casino players, its focus is on the middle and high end of the market.

The Company uses a database marketing system to create a loyal following of repeat customers. This marketing approach, which is based on a combination of computerized card reader technology and a "frequent flier" marketing concept, allows the Company to direct its marketing costs and to optimize the profit contribution of its targeted casino patrons.

TROPWORLD

TropWorld Casino and Entertainment Resort has a Boardwalk nostalgia theme. The TropWorld complex encompasses 10 acres and has 220 yards of ocean beach frontage along the Boardwalk in Atlantic City. TropWorld's 92,191-square-foot casino contains 2,948 slot machines and 107 table games. The TropWorld complex contains 1,020 hotel rooms, 80,000 square feet of meeting, convention and banquet space, a 1,700-seat theatrical showroom (the largest in Atlantic City) and parking facilities for approximately 3,000 vehicles. There is a wide variety of food and beverage facilities at TropWorld, including gourmet restaurants and several medium-priced restaurants. Recreational facilities at TropWorld include indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

The Company commenced construction in February 1995 on an expansion of TropWorld that is scheduled to open in May 1996. The expansion will consist primarily of a new 604-room hotel tower, resulting in a total of 1,624 hotel rooms. Other modifications and enhancements at TropWorld have been timed to complement the new tower. Extensive renovation and upgrading of the existing rooms began in October 1995 and will be completed by the time the new tower opens; a new beach-front buffet and high-volume express-food restaurant opened in December 1995; a new and expanded coffee shop will open in March 1996; and an elegant new hotel lobby and front desk will open in a new location in April 1996. In addition, a brand new casino floor entrance, a new baccarat room, a new Oriental games room, a unique premium table player hotel entrance and lounge, and a concierge floor with very large penthouse suites on the top floor of the new tower will all open in May 1996. Upon completion of this project, TropWorld will have 3,100 slot machines and 105 table games.

With these additions, TropWorld will become the largest and most diversified casino entertainment facility in Atlantic City, enabling the casino to broaden its market beyond its traditional "high end of the middle" market base to the upper end of the market, not only in slots but especially in table games.

TROPICANA

Tropicana Resort and Casino is located on a 34-acre site on the southeast corner of Las Vegas Boulevard (the "Strip") and Tropicana Avenue in Las Vegas, Nevada. The Tropicana casino occupies 45,000 square feet and contains 1,751 slot machines and 50 table games. Tropicana has a tropical island theme and is promoted as The Island of Las Vegas. It has one of the world's largest swimming pools and a five-acre water park and tropical garden area. The main entrance and building facade create a colorful Caribbean Village motif and the tropical theme is apparent in the decor of the property, which includes a large collection of tropical birds and fish. Tropicana has 1,908 hotel rooms and suites and approximately 100,000 square feet of convention and exhibit space. Tropicana offers its guests a variety of entertainment including laser light shows, a comedy club, lounge shows and the Folies Bergere revue, which is the longest-running production show in Las Vegas.

Tropicana is located at an intersection which is referred to as The New Four Corners of Las Vegas. There are three other major casino hotel properties located at this intersection, two of which, Excalibur and MGM Grand, are open and operating, and the other, New York-New York is under construction and expected to open in 1996. In addition, there are two major casino hotels located near the intersection. Luxor, just south of the intersection, is open and operating, and Monte Carlo, just north of the intersection, is under construction and expected to open in 1996. There has been an increase in the visitor traffic around Tropicana since the opening of Luxor and MGM Grand in 1993. Pedestrian traffic at the intersection has been made faster, safer and more convenient as a result of pedestrian skywalks. The skywalks connect the four corners of the intersection and have elevators and escalators set back from all four corners. The Company has an additional pedestrian bridge connecting one of the skywalks directly to the Tropicana casino.

A number of improvements are being made at the Tropicana to reestablish its traditional leadership position in the high-end table games market. The improvements in the facilities include reorienting the layout and modernizing the look of the casino in keeping with its tropical island theme, upgrading the premium slot player area, expanding the baccarat room and refurbishing the property's large suites. The Company's intent is to make the Tropicana more attractive for our target audiences and take advantage of even more walk-in customers available to the Tropicana as a result of the 1996 property openings. The modifications have already begun and will be largely completed by midyear 1996.

Management believes that the properties opening in 1996 will stimulate additional walk-in traffic that provides increased opportunities for Tropicana to attract its target customers and retain them through the Company's database marketing system. There can be no assurance, however, that the increased competition from these properties will not have an adverse effect on Tropicana.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on 28 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, including a train that carries guests between the parking areas and the casino hotel. Ramada Express has 1,500 hotel rooms; a 50,000-square-foot casino containing 1,670 slot machines and 36 table games; a 1,100-vehicle parking garage; additional surface parking for 1,200 vehicles; three restaurants and a lounge; and special event and retail space.

CASINO AZTAR CARUTHERSVILLE

The Company began operations of Casino Aztar in Caruthersville, Missouri on April 28, 1995. Caruthersville is located on the Mississippi River approximately 90 miles north of Memphis, Tennessee. Approximately 2.2 million people live within 100 miles of Caruthersville.

The "City of Caruthersville" casino riverboat has an approximate 14,000-square-foot casino with 445 slot machines and 27 table games and had an initial capacity of 600 passengers plus crew. In December 1995, the Company in coordination with the U.S. Coast Guard made modifications to the riverboat and increased capacity to 800 passengers plus crew in order to alleviate capacity constraints on weekends. The facilities also include a barge at river's edge for passenger boarding and disembarking. A pavilion for ticketing and pre-boarding facilities, including a restaurant, a sports lounge, a snack bar, and other amenities was opened in July 1995.

CASINO AZTAR EVANSVILLE

On December 7, 1995, the Company commenced operations of a riverboat casino in Evansville, Indiana. Casino Aztar, featuring the "City of Evansville" casino riverboat, is Indiana's first riverboat casino. Evansville, on the Ohio River in southwestern Indiana, is a market of 650,000 persons within 50 miles, 2.5 million persons within 100 miles, including part of the metropolitan Louisville, Kentucky area, and more than 3 million persons within 120 miles. The Evansville casino is projected to have 2.3 million visitors annually until additional competition emerges for the Louisville market.

The "City of Evansville" casino riverboat is a replica of the historic "Robert E. Lee" racing sidewheel steamboat. The casino riverboat is 310 feet long and 70 feet wide, with a capacity of 2,500 passengers plus a crew of 300. The casino contains 1,267 slot machines and 70 table games. The project opened utilizing temporary facilities that included surface parking and a 13,000-square-foot pavilion for passenger ticketing and related services. A 250-room hotel; "Riverfront Pavilion", an entertainment complex for pre-boarding facilities, restaurants, lounge and retail shops; parking facilities for more than 1,600 vehicles and other amenities are under construction and scheduled for completion by December 1996.

FUTURE DEVELOPMENTS

During 1995, the number of new jurisdictions considering the legalization of gaming significantly decreased compared to the number during 1990 to 1994. However, the Company is continuing its efforts to explore opportunities in new jurisdictions considering gaming and in existing gaming jurisdictions where the potential markets meet the Company's standards for sound, meaningful long-term opportunities.

COMPETITION AND SEASONALITY

  Competition

Although the Company has been able to compete successfully in its gaming markets in the past, there can be no assurance that the Company will be able to continue to compete successfully in these markets.

The Company faces intense competition in each of the markets in which its land-based gaming facilities are located from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's land-based casinos primarily compete with other casinos in their immediate geographic area. The Company's riverboat casinos primarily compete with other riverboat casinos in nearby states and in the case of the Caruthersville operation with riverboat casinos in other cities of Missouri. The Evansville operation will be competing with other riverboat casinos in Indiana when they become operational. All of the Company's casinos compete to a lesser extent with casinos in other locations, including Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, off-track wagering and card parlors. Several states have considered legalizing casino gaming and others may do so in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of the Company's gaming facilities.

As of December 28, 1995, there were 11 casino hotel facilities operating in Atlantic City in competition with TropWorld. Although no new casinos have been opened in Atlantic City since April 1990, many of the existing casinos have increased their gaming capacities in 1994 and 1995. In addition, certain expansions have been announced for 1996. Two other companies have announced a desire to open casino hotels in the future. The addition of new casino hotels in the Atlantic City market could have the effect of expanding the market or they could increase competition for the existing market. In 1992, the Mashantucket Pequot Indian tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of such gaming.

Since the Mirage opened in late 1989, there have been four other major casino hotels opened on the Las Vegas Strip. In addition, casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. Downtown Las Vegas has added the "Fremont Street Experience" that provides a cover for the street and light show in order to attract customers. Two major casino hotels on the Las Vegas Strip are under construction and expected to open in 1996 and two others have been announced for later openings. Development is also expected to occur sometime in the future on the Las Vegas Strip to the south of Tropicana. The experience through 1995 has been that these new developments have expanded the Las Vegas market. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana.

In the Laughlin market, there have been expansions of existing casino hotels and in February 1995, the Mojave Indian Tribe opened a 300-room hotel with approximately 25,000 square feet of casino space in Nevada approximately 8 miles south of Laughlin. The Laughlin market has been affected by the Native American casinos in Arizona and California and additional capacity at Stateline, Nevada and on the Boulder Highway in Las Vegas.

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

The gaming markets in Las Vegas and Laughlin experience a slight decrease in gaming activity in the hot summer months and during the holiday period between Thanksgiving and Christmas. Since the Company's casino riverboats just opened in 1995, there has not been a full year's operating experience to substantiate seasonality; however, the Company expects that casino revenues will be higher in the spring and summer months than in the fall and winter months.

CREDIT POLICY AND CONTROL PROCEDURES

As is customary in the gaming industry and necessitated by competitive factors, the Company's gaming activities are conducted on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Credit policies vary widely from one operator to another and are largely dependent on the profile of the targeted customers. Table games players, for example, are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. The Company currently markets to customers in all gaming segments; however, its credit policy will vary from facility to facility based upon the various types of customers at each facility.
Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; it is not clear, however, that all other states will honor these policies. The uncollectibility of gaming receivables could have a material adverse effect on results of operations. Provisions for estimated uncollectible gaming receivables have been made in order to reduce gaming receivables to amounts deemed to be collectible.

Gaming operations at the casinos are subject to risk of substantial loss as a result of employee or patron dishonesty, credit fraud or illegal slot machine manipulation. The Company has in place stringent control procedures to minimize such risks; however, there can be no assurance that losses will not occur. Current controls include supervision of employees, monitoring by electronic surveillance equipment and use of two-way mirrors. In New Jersey, the Company's activities are observed and monitored on an ongoing basis by agents of both the New Jersey Casino Control Commission (the "New Jersey Commission") and the New Jersey Division of Gaming Enforcement (the "New Jersey Division"), each of which maintains a staff on the premises of TropWorld. Similarly, in Nevada the Company's gaming subsidiaries must comply with certain regulatory requirements concerning casino and game security and surveillance, and the gaming operations of Tropicana and Ramada Express are subject to routine audit and supervision by agents of the Nevada State Gaming Control Board (the "Nevada Board").
In Missouri and Indiana, the Company's casino riverboat operations are subject to the control procedures of the Missouri Gaming Commission and the Indiana Gaming Commission, respectively. The Missouri Gaming Commission maintains a staff at Casino Aztar Caruthersville and the Indiana Gaming Commission maintains a staff at Casino Aztar Evansville.

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

From time to time, legislative and regulatory changes are proposed that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. TropWorld, Casino Aztar Caruthersville and Casino Aztar Evansville are required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment. The State of Nevada has adopted a regulation similar to the Bank Secrecy Act which requires the Nevada facilities to document and/or report certain currency transactions to the Nevada Board. Violation of this regulation could result in action by the Nevada authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada facilities' licenses and/or the Company's licensing approval. These reporting requirements are not expected to have any adverse effects on the Company's casino operations.

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

Hotel Ramada of Nevada ("HRN") is the Company's wholly-owned subsidiary which operates the casino at Tropicana and Ramada Express, Inc. ("Express") is the Company's wholly-owned subsidiary which operates the casino at Ramada Express. HRN and Express are both required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, HRN or Express without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, HRN and Express have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On June 21, 1995, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by HRN and Express where entertainment is furnished in connection with the selling of food, refreshments or merchandise in a cabaret, nightclub, cocktail lounge or casino showroom.

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

Adamar of New Jersey, Inc. ("Adamar"), a wholly-owned subsidiary of the Company, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate TropWorld. In November 1982, the New Jersey Commission granted a plenary license to Adamar. In November 1995, the license was renewed for a period of four years. The Company and Ramada New Jersey Holdings Corporation ("Holdings"), another of the Company's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar's casino license. Officers and directors of the Company and Adamar and employees who work at casino hotel facilities operated by Adamar also have been or must be approved or licensed. In addition, all contracts affecting the facilities have been or must be approved, and all enterprises that conduct business with Adamar must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

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

The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, and lenders and underwriters of said companies may be required to seek qualification from the New Jersey Commission. However, because the Company is a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the Division, if it is determined that said persons or entities are not significantly involved in the activities of Adamar and, in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

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

  Regulation and Licensing - Missouri

On November 3, 1992, a statewide referendum authorized gaming in the state of Missouri on the Missouri and the Mississippi Rivers. Local approval from the home dock municipality, as required by the legislation, was also obtained from the City of Caruthersville in the November 3, 1992 election. On April 29, 1993, Missouri enacted revised legislation (the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri and has the discretion to approve license applications for riverboat gaming facilities. In July 1993, the Company was chosen by the City of Caruthersville as the preferred applicant to develop a gaming facility, and on September 20, 1993, the Company, through its subsidiary Aztar Missouri Gaming Corporation

("Aztar Missouri"), filed its initial application with the Missouri Gaming Commission. The Missouri Gaming Commission conducted a formal investigation of Aztar Missouri's application and granted an owner/operator gaming license to Aztar Missouri on April 26, 1995.

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries.
Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify certain definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, as revised, the Missouri Gaming Commission has issued eight gaming licenses throughout the state: one in Caruthersville, two in the St. Louis area, four in the Kansas City area, and one in St. Joseph.

In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River. As a result of the amendment, full-scale gaming is now available in Missouri.

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of Aztar Missouri.

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar Missouri, any subsidiaries, and certain of its officers and employees are and will be subject to certain regulations. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. Aztar Missouri has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers and other key persons must submit Personal Disclosure Forms which include detailed personal financial information and are subject to thorough investigations. In addition, certain officers and directors of Aztar have submitted Personal Disclosure Forms to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

The operators' licenses are issued through application to the Missouri Gaming Commission, which requires, among other things, (a) investigations into an applicant's character, financial responsibility and experience qualifications and (b) that applicants furnish (i) an affirmative action plan for the hiring and training of minorities and women and (ii) an economic development or impact report. License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter.

Licenses are to last for a term of two years, except that the first license and subsequent renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri and its officers and certain employees are in the process of the first renewal of the owner/operator license and occupational licenses. In connection with this renewal, certain officers and directors of Aztar have been requested to submit updated Personal Disclosure Forms. Aztar Missouri has no reason to believe that these renewal applications will not be approved. The Missouri Gaming Commission has begun its investigation of Aztar Missouri's renewal application. However, there can be no assurance that Aztar Missouri's renewal application will be approved in a timely manner or at all.

The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder. Penalties include forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. The gaming licenses may not be transferred nor pledged as collateral, and the Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior approval by the Missouri Gaming Commission: (a) any individual transfer of an interest of 5% or greater, either directly or indirectly, in a publicly traded company which holds a license; (b) distribution of assets in excess of 5% of accumulated earnings of a licensee to anyone with an ownership interest in the licensee; or (c) entering into any transaction with a dollar value in excess of a certain threshold ($500,000 to $1,000,000). The restrictions on transfer of ownership apply to the Company as well as the direct licensee, Aztar Missouri.

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

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose such space limitations through the adoption of rules and regulations. Additionally, United States Coast Guard safety regulations could affect the amount of riverboat space that may be devoted to gaming. In addition, the Missouri Gaming Law imposes a $500 loss limit per cruise and requires licensees to maintain scheduled cruises or excursions with boarding and de-boarding times, regardless of whether a gaming riverboat actually cruises the river, or has been granted continuous docking status pursuant to the Missouri Gaming Law, as described below.

With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. Dockside gaming in Missouri may differ from dockside gaming in other states, because the Missouri Gaming Commission has the ability to require "simulated cruising". This requirement would permit customers to board dockside riverboats only at specified times and would prohibit boarding during the period of a simulated cruise, which is expected to last for two to three hours. However, customers are permitted to leave the facility at any time. The Missouri Gaming Commission has authorized seven of eight licensed facilities to operate all or a portion of their facilities on a continuously docked basis with a "simulated cruise" schedule. On February 15, 1996, the Commission granted Aztar Missouri the authority to operate gambling games on part of its floating facility, previously used for non-gaming activities, such as ticketing, under the continuous docking provision of the Missouri Gaming Law. The Commission's order does not affect Aztar Missouri's riverboat facility, the City of Caruthersville, which does not have the authority to conduct gambling games while continuously docked.

  Regulation and Licensing - Indiana

The ownership and operation of riverboat casinos in certain designated waters are subject to extensive state regulation under the Indiana Riverboat Gambling Act (the "Indiana Act") and regulations which the Indiana Gaming Commission is authorized to adopt under the Indiana Act. The Indiana Act and the regulations the Indiana Gaming Commission has adopted to date and is expected to adopt in the future are significant to the Company's prospects for successfully operating its Evansville, Indiana based riverboat casino and associated developments.

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Gaming Commission. The Indiana Gaming Commission took office in September 1993, and, thus far, its activities have been predominantly directed toward establishing a regulatory and administrative infrastructure for licensing of prospective applicants for the limited number of riverboat owner's licenses authorized by the Indiana Act (five for operations docking on Lake Michigan, one on a landlocked lake in Southwestern Indiana and five on the Ohio River, including the Company's facility in Evansville, Indiana), and on developing systems and "rules of the game" for the actual operation of riverboat casinos. The Indiana Gaming Commission has adopted a set of regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission and has proposed other rules for adoption. The regulatory climate in Indiana may be more costly than exists in other states.

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels. Another statute and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". For purposes of the regulations, dockside gambling is defined to mean gambling on a vessel which is permanently moored and not self-propelled and allows unlimited passenger ingress and egress. Instead, the regulations define the type of excursions riverboats must conduct based upon location (Lake Michigan or the Ohio River), weather conditions and other safety factors.

Excursions must have a two- to four-hour duration. An excursion begins at the time embarkation begins and concludes at the end of disembarkation if gambling continues during disembarkation. Embarkation and disembarkation may not exceed thirty minutes each. When the embarkation period ends, a gangway or its equivalent must be closed so that no further embarkation is possible.

For Ohio River excursions, such as those the Company is conducting through its Evansville operation, "full excursions" must be conducted at all times during a year unless, for safety reasons, a "limited excursion" is authorized by the master of the riverboat under the regulations. A "full excursion" is a cruise on the Ohio River; a "limited excursion" is not a cruise but a simulation where the gangway of a boat is closed with no further ingress until the end of the designated excursion period. Passengers may disembark during a limited excursion.

The Indiana Act extends to the master of each licensed riverboat the discretion to keep the boat docked in circumstances where specific weather conditions or water conditions present a danger to the riverboat and its passengers and crew, where the riverboat or docking facility is undergoing mechanical or structural repair, where water conditions present a danger to the riverboat, its passengers and crew or to other vessels or where the master has been notified that a condition exists which would cause a violation of federal law if the riverboat were to cruise. In those circumstances, the master may, upon written certification, keep the vessel docked, and gaming may be conducted without cruising.

The Company, through an Indiana subsidiary, has received from the Indiana Gaming Commission a riverboat owner's license for the Evansville, Indiana market. The Company has completed requirements for formal licensing and commenced operations in Evansville on December 7, 1995. The Ohio River has waters in both Indiana and Kentucky in the Evansville vicinity. Because riverboat casino gambling is illegal in Kentucky, authorities of that state have raised issues about Indiana-licensed riverboats operating in Kentucky waters. The Company's Evansville riverboat cruises from its dock without entering Kentucky waters, thereby avoiding those issues.

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

In addition to receiving a license to conduct riverboat casino operations from the Indiana Gaming Commission, the Company has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. The Company has received a specialized alcoholic beverage permit for riverboat operations. The permit extends serving privileges far beyond those which otherwise exist under Indiana law. Permanent landside operations at the Company's hotel development must secure other alcoholic beverage permits to conduct operations. All building permits and other approvals for the permanent facilities have been received, and the project is under construction.

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

EMPLOYEES

The Company employs approximately 9,900 people, of which approximately 3,000 employees are represented by unions. Of the approximately 4,200 employees at TropWorld, approximately 1,400 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires in 1999 and a small number are covered by contracts that expire in 1996. At Tropicana, approximately 1,600 of the 2,600 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expire in 1997 and the remainder are covered by contracts that expire in 1998, 1999 or 2000. At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. The Company has approximately 1,000 employees and 500 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

The Company has registered the following important service marks: Aztar, Trop, TropWorld, Trop Park, TropWorld Casino and Entertainment Resort and The Island of Las Vegas. The Company believes there are no other trademarks or service marks the use of which is material to the conduct of the Company's business as a whole.

ITEM 2.  PROPERTIES
-------------------
     TROPWORLD.

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

     CASINO AZTAR CARUTHERSVILLE

Casino Aztar operates on and from a 37-acre site next to the Mississippi River in downtown Caruthersville, Missouri. The site and facilities are wholly owned by the Company.

     CASINO AZTAR EVANSVILLE

Casino Aztar operates on and from a base 8-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased.
The lease is for 10 years with 3 options to renew for 5 years each. The remaining approximately 3 1/2 acres are wholly owned by the Company. For the first year of operation, the Company also owns or leases another approximate 21 acres for parking purposes.

     NEW GAMING JURISDICTIONS

In connection with the Company's development of its business in new jurisdictions, the Company has an option to purchase land in Bensalem, Pennsylvania.

     GENERAL.

The Company leases its corporate headquarters located in Phoenix, Arizona and owns or leases certain other facilities which are not material to the Company's operations.

Substantially all land, casino hotel buildings, casino riverboats, pavilions, furnishings and equipment owned by the Company are pledged as collateral under long-term debt agreements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company and more than 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division, entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-478-CIV-ORL-22, filed on April 26, 1994. This action was consolidated with another subsequently filed action in that court entitled William Ahearn, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-532-CIV-ORL-22 (the "Actions"). Both Actions were brought under RICO and state common law and seek compensatory and punitive damages in excess of $1 billion from the defendants. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The precise nature of the Company's alleged role in the alleged fraud and conspiracy to defraud is not discernible from the complaints.

On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case numbers are CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. No hearing has been set on this motion. The plaintiffs have filed a motion seeking to certify the consolidated actions as a class action. The defendants (including the Company) have opposed certification of the class. No hearing date has been set on this motion. The parties submitted a joint status report to the Court on January 18, 1995. All discovery has been stayed by the Court pending the entry of a scheduling order. The plaintiffs have filed a motion asking the Court to hold a case management and scheduling conference and to permit discovery to resume. The Company (and all other defendants) have opposed this motion, and have suggested to the Court that consideration of the pending motions would be the more effective means of handling the case, since the granting of the motion to dismiss would end the case and obviate the need for scheduling or management of the case. No argument date has been set.

On September 26, 1995, an action entitled Larry Schreier, On behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case") was commenced in the United States District Court for the District of Nevada. The case was thereafter transferred to Judge Lloyd D. George and assigned the Case No. CV-S-95-00923-LDG(RJJ). The Schreier Case is identical to Case Nos. CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ)(collectively, the "Poulos/Ahearn Case") in all material respects, except that the named plaintiff purports to represent a class of persons somewhat smaller than the class in the Poulos/Ahearn Case; to wit: (i) all persons who are members of "slot clubs" and played electronic slot machines; and (ii) all persons who have played in video poker tournaments. The plaintiffs in the Schreier Case are represented by the same lawyers who represent the plaintiffs in the Poulos/Ahearn Case. The defendants (including the Company) have moved to dismiss the complaint on the same grounds as in the previously described Poulos/Ahearn case, as well as on the ground that this case was filed for an improper purpose, an attempt to circumvent prior rulings of the Court in the Poulos/Ahearn Case. No hearing date has been set on the motion.

Motions have been made by defendants in another related case pending in the same court entitled Poulos vs. Ambassador Cruise Lines, et al., Case No. CV-S-95-936-LDG(RLH), to consolidate that case with the Poulos/Ahearn Case. The Company does not oppose the consolidation of these two cases. The plaintiff in the Schreier Case has filed a motion to consolidate that case with the Poulos/Ahearn Case and the Poulos vs. Ambassador Cruise Lines case. The Court has denied that motion.

Aztar and numerous other major casino operators were named as defendants in an action filed in late August 1995 in the United States District Court for the District of New Jersey, Camden Division, entitled Thomas Hyland (Plaintiff) v. Griffin Investigations, et al., Case No. 95cv2236(JEI). The Plaintiff seeks certification of the case as a class action, and claims generally that the treatment of card counters by the defendants is in violation of the Sherman Act, the Fair Credit Reporting Act and other laws. Plaintiff did not specify the amount of damages he is seeking. On
November 1, 1995, the Company moved to dismiss the complaint and therefore has not yet filed an answer. Counsel for Plaintiff has not yet responded to the Company's motion to dismiss. Pursuant to Local Rule upon perfection of the motion, it will be submitted to the Court for consideration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
     The registrant has elected not to include information concerning its executive officers in its 1996 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
-------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        52   17 years  4 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      51   15 years  9 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               54   23 years  6 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               57    8 years  8 years
                     Corporate Communications

Meridith P. Sipek    Controller                    49   18 years  6 years

Neil A. Ciarfalia    Treasurer                     48    1 year   1 year

Paul E. Rubeli. Mr. Rubeli joined Ramada in 1979 as Group Vice President, Industrial Operations. He served as Executive Vice President, Gaming, of Ramada from 1982 to December 1989, when he was appointed President and Chief Operating Officer, of the Company in the Restructuring. He was appointed President and Chief Executive Officer in February 1990 and was appointed Chairman of the Board in addition to his other positions in February 1992.

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

------------------------------------------------
Meridith P. Sipek. Mr. Sipek joined Ramada's corporate accounting staff in 1977 as a manager and held various positions in corporate and hotel accounting, serving as Hotel Group Controller, before being named Assistant Corporate Controller, of Ramada and then of the Company after the Restructuring. He was appointed Controller, of the Company in March 1990.

Neil A. Ciarfalia. Mr. Ciarfalia joined the Company in 1995 as Treasurer. Prior to joining the Company, Mr. Ciarfalia spent 11 years with the commercial aircraft division of Saab-Scania AB. During that time, he served Saab as President of the various divisional finance companies which arranged or provided financing for the acquisition of Saab aircraft and related products.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Aztar had 11,248 shareholders of record as of February 22, 1996.

The additional information required by this Item 5 is included in this report on F-17, F-28 and F-39.

ITEMS 6, 7, and 8
-----------------
The information required by Item 6 is included in this report on F-39; by Item 7, on F-29 through F-38; and by Item 8, on F-1 through F-28.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None.

                                   PART III
                                   --------
ITEMS 10, 11, 12 and 13
-----------------------
     The information required by Items 10, 11, 12 and 13 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Commission. A cross-referenced index is located on the facing page of this report. Information concerning the registrant's executive officers is presented above under a separate caption in Part I of this report.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

                                                                    Page No.
                                                                    --------
(a)  1.  Financial Statements:

       Report of Independent Accountants                               F-1
       Consolidated Balance Sheets, December 28, 1995 and
         December 29, 1994                                             F-2
       Consolidated Statements of Operations for the years ended
         December 28, 1995, December 29, 1994 and December 30, 1993    F-4
       Consolidated Statements of Cash Flows for the years ended
         December 28, 1995, December 29, 1994 and December 30, 1993    F-6
       Consolidated Statements of Shareholders' Equity for the
         years ended December 28, 1995, December 29, 1994 and
         December 30, 1993                                             F-8
       Notes to Consolidated Financial Statements                      F-10

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

(b)  Reports on Form 8-K:

            The Company did not file any report on Form 8-K during the quarter ended December 28, 1995.

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

     AZTAR CORPORATION  By ROBERT M. HADDOCK             March 21, 1996
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

PAUL E. RUBELI               Chairman of the Board, President  March 21, 1996
-------------------------    and Chief Executive Officer, and ----------------
Paul E. Rubeli               Director

ROBERT M. HADDOCK            Executive Vice President and      March 21, 1996
-------------------------    Chief Financial Officer, and     ----------------
Robert M. Haddock            Director

MERIDITH P. SIPEK            Controller                        March 21, 1996
-------------------------                                     ----------------
Meridith P. Sipek

JOHN B. BOHLE                Director                          March 21, 1996
-------------------------                                     ----------------
John B. Bohle

E. M. CARSON                 Director                          March 21, 1996
-------------------------                                     ----------------
Edward M. Carson

A. S. GITTLIN                Director                          March 21, 1996
-------------------------                                     ----------------
A. Sam Gittlin

JOHN R. NORTON, III          Director                          March 21, 1996
-------------------------                                     ----------------
John R. Norton, III

ROBERT S. ROSOW              Director                          March 21, 1996
-------------------------                                     ----------------
Robert S. Rosow

R. SNELL                     Director                          March 21, 1996
-------------------------                                     ----------------
Richard Snell

VESTA VALENTINE TEMEN        Director                          March 21, 1996
-------------------------                                     ----------------
Vesta Valentine Temen

TERENCE W. THOMAS            Director                          March 21, 1996
-------------------------                                     ----------------
Terence W. Thomas

CARROLL V. WILLOUGHBY        Director                          March 21, 1996
-------------------------                                     ----------------
Carroll V. Willoughby                 31






REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

We have audited the consolidated balance sheets of Aztar Corporation and Subsidiaries as of December 28, 1995 and December 29, 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztar Corporation and Subsidiaries as of December 28, 1995 and December 29, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1995 in conformity with generally accepted accounting principles.








COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 14, 1996

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 28, 1995 and December 29, 1994
                  ----------------------------------------
                      (in thousands, except share data)



                                                        1995        1994
                                                      ---------   ---------

Assets
Current assets:
 Cash and cash equivalents                           $   26,527  $  43,861
 Short-term investments                                      --      8,250
 Accounts receivable, net                                21,325     17,391
 Refundable income taxes                                  1,261        723
 Inventories                                              6,591      5,693
 Prepaid expenses                                         9,417      9,992
 Deferred income taxes                                    8,013      7,894
                                                     ----------  ---------
     Total current assets                                73,134     93,804

Investments in and advances to unconsolidated
 partnership                                             11,467     12,627
Other investments                                        27,964     24,928

Property and equipment:
 Buildings, riverboats and equipment, net               711,454    635,678
 Land                                                    95,589     81,795
 Construction in progress                                46,102     37,965
 Leased under capital leases, net                           535        852
                                                     ----------  ---------
                                                        853,680    756,290

Deferred charges and other assets                        46,993     27,710
                                                     ----------  ---------
                                                     $1,013,238  $ 915,359
                                                     ==========  =========





The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                  December 28, 1995 and December 29, 1994
                  ----------------------------------------
                      (in thousands, except share data)


                                                        1995        1994
                                                      ---------   ---------

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                       $   60,226  $  39,447
 Accrued payroll and employee benefits                   18,012     15,467
 Accrued interest payable                                14,995     13,847
 Income taxes payable                                     2,197      2,608
 Current portion of long-term debt                          466        666
 Current portion of other long-term liabilities           6,172        636
                                                     ----------  ---------
     Total current liabilities                          102,068     72,671

Long-term debt                                          496,439    430,212
Other long-term liabilities                              30,699     21,986
Deferred income taxes                                    18,914     24,411
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $6,114 and $4,900)                     5,459      4,711

Shareholders' equity:
 Common stock, $.01 par value (38,265,813
   and 37,459,228 shares outstanding)                       422        414
 Paid-in capital                                        352,221    347,284
 Retained earnings                                       24,922     30,555
 Less: Treasury stock                                   (17,027)   (16,885)
       Unearned compensation                               (879)        --
                                                     ----------  ---------
     Total shareholders' equity                         359,659    361,368
                                                     ----------  ---------
                                                     $1,013,238  $ 915,359
                                                     ==========  =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                      -----------------------------------
                     (in thousands, except per share data)

                                                 1995      1994      1993
Revenues                                      ---------  --------- ---------
  Casino                                      $469,211   $443,392  $439,294
  Rooms                                         40,543     41,514    32,248
  Food and beverage                             47,343     42,657    36,357
  Other                                         15,772     13,877    10,863
                                              --------   --------  --------
                                               572,869    541,440   518,762
Costs and expenses
  Casino                                       226,239    205,995   219,721
  Rooms                                         24,967     25,268    19,495
  Food and beverage                             44,320     39,361    34,773
  Other                                         10,250      7,753     6,737
  Marketing                                     57,445     44,494    42,793
  General and administrative                    50,292     47,895    45,981
  Utilities                                     13,605     13,556    12,328
  Repairs and maintenance                       20,986     19,905    19,953
  Provision for doubtful accounts                3,611      3,102     1,566
  Property taxes and insurance                  19,927     17,781    16,729
  Net rent                                      11,308      9,951    27,747
  Depreciation and amortization                 39,494     36,972    32,652
  Preopening costs                               7,724         --       868
                                              --------   --------  --------
                                               530,168    472,033   481,343
                                              --------   --------  --------
Operating income                                42,701     69,407    37,419

  Interest income                                3,251      3,139    24,172
  Interest expense                             (51,052)   (49,711)  (45,363)
                                              --------   --------  --------
Income (loss) before other items, income
  taxes and extraordinary items                 (5,100)    22,835    16,228
  Equity in unconsolidated partnership's loss   (5,081)    (4,169)   (3,822)
                                              --------   --------  --------
Income (loss) before income taxes and
  extraordinary items                          (10,181)    18,666    12,406
  Income taxes                                   5,187     (1,862)   (1,024)
                                              --------   --------  --------
Income (loss) before extraordinary items        (4,994)    16,804    11,382
  Extraordinary items                               --     (2,708)       --
                                              --------   --------  --------
Net income (loss)                             $ (4,994)  $ 14,096  $ 11,382
                                              ========   ========  ========





The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                      -----------------------------------
                     (in thousands, except per share data)

                                             1995      1994      1993
                                           --------  --------  --------
Earnings per common and common equivalent
  share:
  Income (loss) before extraordinary
   items                                   $   (.14) $    .42  $    .28
  Extraordinary items                            --      (.07)       --
                                           --------  --------  --------
  Net income (loss)                        $   (.14) $    .35  $    .28
                                           ========  ========  ========
Earnings per common share assuming full
  dilution:
  Income (loss) before extraordinary
   items                                        *    $    .41  $    .27
  Extraordinary items                           *        (.07)       --
                                                     --------  --------
  Net income (loss)                             *    $    .34  $    .27
                                                     ========  ========
Weighted average common shares
  applicable to:
  Earnings per common and common
   equivalent share                          39,026   38,196    38,367
  Earnings per common share assuming
   full dilution                                *     39,224    39,429


* Anti-dilutive





















The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                                --------------
                                (in thousands)


                                              1995       1994       1993
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income (loss)                          $  (4,994) $  14,096  $  11,382
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization              42,808     39,529     34,577
   Provision for losses on accounts
     receivable                                3,611      3,102      1,566
   Loss on reinvestment obligation                --        950        991
   Interest income                                --         --      1,889
   Rent expense                                 (636)        (5)      (880)
   Distribution in excess of equity in
     income of partnership                     1,160      1,149      1,449
   Deferred income taxes                      (5,616)    (3,043)    (1,280)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                             (7,545)    (1,577)    (1,442)
    (Increase) decrease in refundable
       income taxes                             (538)     1,339         --
    (Increase) decrease in inventories
       and prepaid expenses                     (516)    (1,121)    (1,969)
    Increase (decrease) in accounts payable,
       accrued expenses and income taxes
       payable                                25,066      1,434      1,955
    Other items, net                           6,375      5,780      2,087
                                           ---------  ---------  ---------
   Net cash provided by (used in) operating
     activities                               59,175     61,633     50,325
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
(Increase) decrease in invested funds          8,250     (8,250)        --
Payments received on TropWorld second
  mortgage                                        --         --     24,400
Payments received on other notes receivable    1,009        965      2,191
Reduction in other investments                11,950         --         --
Increase in TropWorld second mortgage             --         --    (24,400)
Increase in other notes receivable                --         --       (419)
Purchases of property and equipment         (135,863)   (54,442)   (77,804)
Acquisition of AREI/AGP partnership
  interests, net of cash acquired                 --         --    (61,859)
Additions to other long-term assets          (28,463)    (6,682)    (6,391)
                                           ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities                            $(143,117) $ (68,409) $(144,282)
                                           ---------  ---------  ---------


The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                                --------------
                                (in thousands)
                                                1995      1994      1993
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $ 83,600  $254,795  $ 35,000
Proceeds from issuance of common stock           1,977       274     2,149
Principal payments on long-term debt           (17,837) (231,507)   (2,157)
Debt issuance costs                                (80)  (11,473)     (969)
Preferred stock dividend                          (754)     (773)     (787)
Redemption of preferred stock                     (298)     (230)     (131)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                       66,608    11,086    33,105
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                             (17,334)    4,310   (60,852)

Cash and cash equivalents at beginning
  of year                                       43,861    39,551   100,403
                                              --------  --------  --------
     Cash and cash equivalents at end
       of year                                $ 26,527  $ 43,861  $ 39,551
                                              ========  ========  ========
Supplemental Cash Flow Disclosures

Acquisition of AREI/AGP partnership interests:
  Working capital, other than cash            $     --  $     --  $  3,370
  Notes receivable                                  --        --   242,605
  Building and equipment                            --        --  (307,582)
  Capital lease assets, net                         --        --     6,703
  Long-term debt                                    --        --    (5,682)
  Other long-term liabilities                       --        --    (1,273)
                                              --------  --------  --------
    Net cash used in acquisition                    --        --   (61,859)

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment              $     41  $     75  $    385
    Other long-term liabilities incurred
      for deferred charges and other assets     13,400        --        --
    Other long-term liabilities incurred
      for property and equipment                   535        --        --
    Tax benefit from stock options
      and preferred stock dividend                 907       722       431
    Issuance of restricted stock                 2,189        --        --
    Forfeiture of restricted stock                 142        --        --

Cash flow during the year for the following:
    Interest paid, net of amount capitalized  $ 47,758  $ 47,087  $ 43,160
    Income taxes paid                              471     2,065     1,997

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                                 -------------
                                (in thousands)

                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
  December 31, 1992 $    410 $344,574 $  5,787  $(16,885) $   (137) $333,749
  Stock options
   exercised               4    2,145                                  2,149
  Tax benefit
   from stock
   options exercised              246                                    246
  Preferred stock
   dividend, net of
   income tax benefit                     (610)                         (610)
  Amortization of
   unearned
   compensation                                                 72        72
  Net income                            11,382                        11,382
                    -------- -------- --------  --------  --------  --------
Balance,
  December 30, 1993      414  346,965   16,559   (16,885)      (65)  346,988
  Stock options
   exercised                      274                                    274
  Tax benefit
   from stock
   options exercised               45                                     45
  Reduction in income
   tax valuation
   allowance                               520                           520
  Preferred stock
   dividend, net of
   income tax benefit                     (620)                         (620)
  Amortization of
   unearned
   compensation                                                 65        65
  Net income                            14,096                        14,096
                    -------- -------- --------  --------  --------  --------
Balance,
  December 29, 1994 $    414 $347,284 $ 30,555  $(16,885) $     --  $361,368
                    ======== ======== ========  ========  ========  ========








The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                                 -------------
                                (in thousands)

                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                     ------- -------- --------- --------- --------- --------
Balance,
  December 29, 1994  $   414 $347,284 $ 30,555  $(16,885) $     --  $361,368
  Stock options
   exercised               5    1,972                                  1,977
  Issuance of
   restricted stock        3    2,186                       (2,189)       --
  Tax benefit
   from stock
   options exercised              779                                    779
  Preferred stock
   dividend, net of
   income tax benefit                     (639)                         (639)
  Forfeiture of
   restricted stock                                 (142)      142        --
  Amortization of
   unearned                                                  1,168     1,168
   compensation
  Net income (loss)                     (4,994)                       (4,994)
                     ------- -------- --------  --------  --------  --------
Balance,
  December 28, 1995  $   422 $352,221 $ 24,922  $(17,027) $   (879) $359,659
                     ======= ======== ========  ========  ========  ========























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

The Company operates casino hotels in Atlantic City, New Jersey, at TropWorld and in Las Vegas and Laughlin, Nevada, at Tropicana and Ramada Express, respectively. The Company began operations of casino riverboats on April 28, 1995, in Caruthersville, Missouri, and on December 7, 1995, in Evansville, Indiana. A substantial portion of the Company's consolidated revenues and assets are concentrated at TropWorld.

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which includes 52 weeks in 1995, 1994 and 1993.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. Short-term investments at December 29, 1994, consisted of a bank certificate of deposit.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 28, 1995 and December 29, 1994. Advertising costs that were expensed during the year were $12,951,000 in 1995, $9,001,000 in 1994 and $8,892,000 in 1993.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $5,290,000 in 1995, $2,664,000 in 1994 and $3,491,000 in 1993.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $202,897,000 at December 28, 1995 and $172,812,000 at December 29, 1994.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $3,012,000 and $1,147,000, were $15,063,000 and $16,847,000 at December 28, 1995 and December 29, 1994, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses of open and operating locations, net of accumulated amortization of $1,723,000 and $1,265,000, were $19,951,000 and $1,092,000 at December 28, 1995 and December 29, 1994, respectively.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations. Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs. There were no capitalized preopening costs at December 28, 1995. Capitalized preopening costs were $817,000 at December 29, 1994.

The Company is actively pursuing new development opportunities in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved. Development costs associated with these pursuits are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed.
At December 28, 1995 and December 29, 1994, the Company had capitalized costs of $1,458,000 and $2,856,000, respectively, related to various development projects. It is reasonably possible that management's estimate of viability with regard to development projects may change in the near term.

Equity Instruments

The fair value based method of accounting is used for equity instruments issued to nonemployees for goods or services. The intrinsic value based method of accounting is used for stock-based employee compensation plans.

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

                           1995      1994      1993
                         --------  --------  --------
    Rooms                $ 19,329  $ 17,767  $ 18,992
    Food and beverage      34,369    33,610    33,287
    Other                   3,894     4,741     6,666
                         --------  --------  --------
                         $ 57,592  $ 56,118  $ 58,945
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

In calculating the 1995, 1994 and 1993 earnings per share for both computations, dividends of $639,000, $620,000 and $610,000, respectively, on the Series B ESOP Convertible Preferred Stock are deducted in arriving at income applicable to the common stock. The 1995, 1994 and 1993 dividends are net of income tax benefits of $128,000, $157,000 and $185,000, respectively.

Reclassifications

Certain reclassifications have been made in the 1994 Consolidated Balance Sheet and the 1994 and 1993 Consolidated Statements of Operations in order to be comparable with the 1995 presentations.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, long-term investments and trade accounts receivable. The Company places its cash and temporary cash investments with high-credit-quality financial institutions. At times, such investments may be in excess of the FDIC and SIPC insurance limits. The Company had certificates of deposit at one financial institution that were classified as other investments at December 28, 1995 and as short-term investments at December 29, 1994.

TropWorld has a concentration of credit risk in the northeast region of the U.S. Approximately 40% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 28, 1995 and December 29, 1994, the net receivables at TropWorld were $9,503,000 and $7,951,000, respectively, and the net receivables at Tropicana and Ramada Express combined were $11,395,000 and $9,394,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses; however, it is reasonably possible that this estimate could change in the near term. At December 28, 1995 and December 29, 1994, the allowance for doubtful accounts was $9,905,000 and $10,720,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $17,098,000 in 1995, $15,267,000 in 1994 and
$12,684,000 in 1993, of which 50% was eliminated in consolidation.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

                                        1995        1994
                                      --------    --------
     Current assets                   $    835    $    636
     Noncurrent assets                  73,440      77,427
     Current liabilities                   915         983
     Noncurrent liabilities             68,845      71,339

                                        1995        1994        1993
                                      --------    --------    --------
     Revenues                         $ 17,166    $ 15,360    $ 12,815
     Operating expenses                 (2,743)     (2,748)     (2,755)
                                      --------    --------    --------
     Operating income                   14,423      12,612      10,060
     Interest expense                   (6,323)     (4,492)     (3,793)
                                      --------    --------    --------
     Net income                       $  8,100    $  8,120    $  6,267
                                      ========    ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                                        1995        1994        1993
                                      --------    --------    --------
     Equity in unconsolidated
      partnership's loss              $ (5,081)   $ (4,169)   $ (3,822)

NOTE 4.  OTHER INVESTMENTS

At December 28, 1995 and December 29, 1994, other investments consisted of (in thousands):

                                                 1995       1994
                                               --------   --------
           CRDA deposits, net of a valuation
             allowance of $5,927 and $9,233    $16,596    $22,089
           CRDA bonds, net of an unamortized
             discount of $1,420 and $1,311       3,118      2,839
           Certificate of deposit                8,250         --
                                               -------    -------
                                               $27,964    $24,928
                                               =======    =======

The Company deposits funds with the CRDA to satisfy a New Jersey assessment based upon its casino revenues. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 29 to 50 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has executed an agreement with the CRDA for approximately $25,000,000 in funding in connection with an expansion project at TropWorld. Construction of the expansion commenced in February 1995 and is scheduled for completion in May 1996. The expansion will consist primarily of a new 604-room hotel tower, with additional restaurant and support facilities in the existing operation. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. During 1995, the Company received approximately $11,900,000 in funding from the CRDA under this agreement. At December 28, 1995, the Company had approximately $900,000 in available deposits with the CRDA that qualified. The balance of funding will result from portions of future CRDA deposits.

The Company has a certificate of deposit which is pledged as collateral for a $13,450,000 letter of credit. The letter of credit was obtained in connection with the Company's obligation to make certain payments over the next five years to the City of Evansville, Indiana as well as other civic and community organizations. The letter of credit will be reduced as certain of these payments are made and the collateral will be released as the letter of credit is reduced below $8,250,000.

NOTE 5.  LONG-TERM DEBT

At December 28, 1995 and December 29, 1994, long-term debt included (in thousands):
                                                           1995     1994
                                                         -------- --------
11% Senior Subordinated Notes Due 2002; redeemable
 beginning October 1, 1997 at 103.143%                   $200,000 $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                              177,768  177,650
Reducing revolving credit note; floating rate,
 8.39% at December 28, 1995; matures December 31, 1999    116,600   50,000
Other notes payable; 7% to 14.6%; maturities to 2002        1,814    2,115
Obligations under capital leases                              723    1,113
                                                         -------- --------
                                                          496,905  430,878
Less current portion                                         (466)    (666)
                                                         -------- --------
                                                         $496,439 $430,212
                                                         ======== ========

Maturities of long-term debt for the five years subsequent to December 28, 1995 are as follows (in thousands):

          Year
          1996                           $     466
          1997                                 439
          1998                                 462
          1999                                 403
          2000                             116,909

The 11% Senior Subordinated Notes (the "11% Notes") are due on October 1, 2002. Interest on the 11% Notes is payable semiannually on April 1 and October 1. The 11% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1997, at prices from 103.143% of the principal amount plus interest declining to 100% plus interest beginning October 1, 1999.

The 13 3/4% Senior Subordinated Notes (the "13 3/4% Notes") are due on October 1, 2004. Interest on the 13 3/4% Notes is payable semiannually on April 1 and October 1. The 13 3/4% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1999, at prices from 106.875% of the principal amount plus interest declining to 100% plus interest beginning October 1, 2003.

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

The reducing revolving credit note (the "Bank Credit Facility") matures on December 31, 1999. The beginning maximum amount of the Bank Credit Facility was approximately $207,000,000. The maximum amount of the Bank Credit Facility reduces quarterly beginning on March 31, 1996 in the annual amounts of $25,000,000 in 1996 and $35,000,000 in each year thereafter until maturity. The Bank Credit Facility is collateralized by all the property of TropWorld, Ramada Express and the riverboat casino operations and, with certain exceptions, the stock of the Company's subsidiaries. Interest is computed on the outstanding principal balance based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from zero to 1.50%. The applicable margin is dependent upon the Company's outstanding indebtedness (as defined) and operating cash flow. Effective February 16, 1996, the margin was at the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.375% to 0.5% per annum on the unused portion of the Bank Credit Facility.

The reducing revolving loan agreement governing the Bank Credit Facility (the "Loan Agreement") imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to maintenance capital expenditures (as defined), merge or sell assets.
The Loan Agreement limits the Company on its ability to commit funds to new venture capital expenditures (as defined) for a single project in excess of $50,000,000 with the following exceptions: (i) a riverboat casino project in Evansville, Indiana; (ii) a riverboat casino project in Caruthersville, Missouri; (iii) a hotel tower expansion project at TropWorld and (iv) up to $50,000,000 in a certain type of new venture entity. The permitted new venture capital expenditures have certain individual project maximum amounts and there is a certain limitation in the aggregate. The Loan Agreement also prohibits dividends on the Company's common stock, other than those payable in common stock, and repurchases of the Company's common stock with certain limited exceptions. In addition, the Loan Agreement contains certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio and a maximum debt to operating cash flow ratio. The maximum debt to operating cash flow financial test was waived at December 28, 1995. This maximum debt to operating cash flow ratio as calculated under the Loan Agreement was 5.26 to 1 at December 28, 1995 and the allowable ratio decreases to 3.75 to 1 at January 2, 1997.

NOTE 6.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 16 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

                                                      1995         1994
                                                    --------     --------
          Furniture and equipment                   $  9,393     $  9,451
          Less accumulated amortization               (8,858)      (8,599)
                                                    --------     --------
                                                    $    535     $    852
                                                    ========     ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $299,000 in 1995, $289,000 in 1994 and $1,899,000 in 1993.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 28, 1995 are as follows (in thousands):

         Year                                       Capital     Operating
         ----                                      --------     ---------
         1996                                      $    227     $  9,807
         1997                                           160        9,484
         1998                                           146        9,070
         1999                                           146        8,788
         2000                                           146        8,508
         Thereafter                                      37       77,471
                                                   --------     --------
                                                        862     $123,128
                                                                ========
         Amount representing interest                  (139)
                                                   --------
         Net present value                              723
         Less current portion                          (180)
                                                   --------
         Long-term portion                         $    543
                                                   ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Net rent expense is detailed as follows (in thousands):

                                               1995      1994      1993
                                             --------  --------  --------
         Minimum rentals                     $  7,618  $  8,121  $ 30,565
         Contingent rentals                     3,690     1,830     7,512
         Less: Minimum lease income                --        --    (2,773)
               Maintenance reimbursement           --        --    (7,557)
                                             --------  --------  --------
                                             $ 11,308  $  9,951  $ 27,747
                                             ========  ========  ========

NOTE 7.  OTHER LONG-TERM LIABILITIES

At December 28, 1995 and December 29, 1994, other long-term liabilities consisted of (in thousands):

                                               1995      1994
                                             --------  --------
         Accrued rent expense                $ 13,043  $ 13,679
         Obligation to City of Evansville
           and other civic and community
           organizations                       13,400        --
         Deferred compensation and
           retirement plans                     9,739     8,789
         Las Vegas Boulevard
           beautification assessment              535        --
         Deferred income                          154       154
                                             --------  --------
                                               36,871    22,622
         Less current portion                  (6,172)     (636)
                                             --------  --------
                                             $ 30,699  $ 21,986
                                             ========  ========
NOTE 8.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock (the "ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1995, 1994 and 1993, respectively, 2,797 shares, 2,206 shares and 1,203 shares were redeemed primarily in connection with employee terminations and at December 28, 1995, cumulative redemptions totaled 7,322 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 and have a liquidation preference of $100 per share.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 42,222,646 at December 28, 1995, and 41,427,819 at December 29, 1994. Common stock outstanding was net of 3,956,833 and 3,968,591 treasury shares at December 28, 1995 and December 29, 1994, respectively. One preferred stock purchase right (a "Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

The Company issued 292,000 shares of restricted common stock in 1995 to certain executive officers and key employees; however, 18,000 of these shares were forfeited in 1995. The restrictions on 138,000 of the unforfeited shares will lapse over a three-year period commencing on the date of issuance. The restrictions on 102,000 of the unforfeited shares lapsed during 1995 after the common stock price hit certain performance targets. The restrictions on the remaining 34,000 of unforfeited shares will lapse if the common stock price closes at or above $10.00 per share for ten consecutive trading days. Compensation expense in connection with this issuance was $1,168,000 in 1995. Compensation expense in connection with prior issuances of restricted common stock were $65,000 and $72,000 in 1994 and 1993, respectively.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1995, 1994 and 1993, respectively, 29,758, 23,551 and 42,519 shares were claimed; the balance of unclaimed shares was 393,448 as of December 28, 1995.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at December 28, 1995, there remains 591,900 shares that could be repurchased under this authority. No shares were repurchased under this program in 1995, 1994 or 1993. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

Changes in the number of common shares reserved under the Company's stock option plan for directors who are not employees of the Company ("Nonemployee Director Stock Option Plan") are as follows (in thousands of shares):
                                               Number of   Price Range
                                                Shares     of Options
                                               ---------   -----------
Balance, December 31, 1992                           62    $5.50-$6.75
 Granted                                              9    $6.75
                                               --------
Balance, December 30, 1993                           71    $5.50-$6.75
 Granted                                             13    $6.00-$6.75
 Cancelled, expired or surrendered                   (8)   $5.50-$6.75
                                               --------
Balance, December 29, 1994                           76    $5.50-$6.75
 Granted                                              9    $9.63
                                               --------
Balance, December 28, 1995                           85    $5.50-$9.63
                                               ========
All options granted under the Nonemployee Director Stock Option Plan are immediately exercisable on the date of grant and expire ten years from the date of grant. At December 28, 1995, December 29, 1994 and December 30, 1993, common shares reserved for future grants of options under this plan were 165,000, 174,000 and 179,000, respectively.

Changes in the number of common shares reserved under the Company's employee stock option plans are as follows (in thousands of shares):

                                               Number of   Price Range
                                                Shares     of Options
                                               ---------   -----------
Balance, December 31, 1992                        3,833    $3.19-$8.15
 Granted                                             50    $7.63
 Exercised                                         (339)   $3.19-$8.15
 Cancelled, expired or surrendered                  (42)   $6.49-$8.15
                                               --------
Balance, December 30, 1993                        3,502    $3.19-$8.15
 Granted                                            110    $5.88-$7.00
 Exercised                                          (77)   $3.19-$5.00
 Cancelled, expired or surrendered                  (57)   $5.00-$7.38
                                               --------
Balance, December 29, 1994                        3,478    $3.19-$8.15
 Granted                                            670    $7.00-$9.25
 Exercised                                         (503)   $3.19-$8.15
 Cancelled, expired or surrendered                  (43)   $6.05-$8.15
                                               --------
Balance, December 28, 1995                        3,602    $3.19-$9.25
                                               ========
At December 28, 1995, December 29, 1994 and December 30, 1993, options exercisable under the Company's employee stock option plans were 2,842,000, 3,289,000 and 3,077,000, respectively; shares reserved for future grants were 844,000, 1,745,000 and 1,797,000, respectively.

In addition to the common shares reserved under stock option plans at December 28, 1995, the Company has 980,000 common shares reserved for the conversion of the ESOP Stock. The Company also has 40,563 shares of preferred stock reserved for exercise of the Rights.

NOTE 10.  BENEFIT PLANS

The Company has a defined benefit pension plan, which is not currently funded, for certain former executive employees. The Company has a nonqualified defined benefit retirement plan, which is not required to be funded by the Company, for certain senior executives. The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. Contributions to the savings plan are discretionary. Total pension and savings plan expense was $822,000 for 1995, $782,000 for 1994 and $689,000 for 1993. The Company
also contributed $2,305,000, $2,182,000 and $1,990,000 in 1995, 1994 and
1993, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company has a deferred compensation plan for designated executives and a similar plan for outside directors. The plans provide for the payment of benefits commencing at retirement. The Company is substantially funding the plans through the purchase of life insurance. Net expense recognized in 1995, 1994 and 1993 was $183,000, $183,000 and $180,000, respectively.

The Company's ESOP covers substantially all non-union employees. The Company will make contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $754,000 and $1,121,000 in 1995, $773,000 and
$1,102,000 in 1994 and $787,000 and $1,088,000 in 1993.  Compensation
expense recognized in 1995, 1994 and 1993, respectively, was $1,107,000, $1,214,000 and $1,311,000.

NOTE 11.  INCOME TAXES

The (provision) benefit for income taxes before extraordinary items is comprised of (in thousands):

                                              1995       1994      1993
 Current:                                   --------   --------  --------
   Federal                                  $   (429)  $ (4,588) $ (2,231)
   State                                          --       (317)      (73)
                                            --------   --------  --------
                                                (429)    (4,905)   (2,304)
 Deferred:                                  --------   --------  --------
   Federal                                     1,170      2,174       378
   State                                       4,446        869       902
                                            --------   --------  --------
                                               5,616      3,043     1,280
                                            --------   --------  --------

                                            $  5,187   $ (1,862) $ (1,024)
                                            ========   ========  ========
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the income tax returns for the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. Management expects those two issues to be resolved on satisfactory terms prior to trial. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1993. The New Jersey Division of

Taxation is examining the income tax returns for the years 1986 through 1989. Management believes that adequate provision for income taxes and interest has been made in the financial statements. In connection with the Internal Revenue Service examinations of the years 1986 through 1989, management has been conservative in providing for amounts that could be due upon settlement. It is reasonably possible that these examinations could be favorably settled in the near term.

General business credits are taken as a reduction of the provision for federal income taxes during the year such credits become available. The following table provides a reconciliation between the federal statutory rates and the (provision) benefit for income taxes when both are expressed as a percentage of pretax income.
                                              1995       1994      1993
                                            --------   --------  --------
Tax (provision) benefit at statutory rate      35.0 %    (35.0)%   (35.0)%
(Increase) decrease in tax resulting from:
 State income taxes                            (7.2)       2.5       4.3
 Contributions and gifts                       (2.4)       (.7)      (.6)
 Disallowance of business meals               (13.5)      (6.7)     (4.1)
 Lobbying and nondeductible dues               (2.1)        --        --
 Restricted stock and nonqualified stock
   options                                       .7         .7        .7
 IRS examination                                 .2       (4.1)     (7.9)
 General business credits                       4.1        2.2       4.2
 Change in valuation allowance                 35.6       31.4      30.3
 Other, net                                      .5        (.3)      (.2)
                                            -------    -------   -------
                                               50.9 %    (10.0)%    (8.3)%
                                            =======    =======   =======

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at December 28, 1995 and December 29, 1994, are as follows (in thousands):

                                                 1995             1994
                                               ---------        ---------
Net operating loss carryforward                $ 18,015         $ 15,266
Accrued rent expense                              5,415            4,840
Accrued bad debt expense                          4,476            5,255
Accrued compensation                              5,134            4,705
Accrued liabilities                               3,976            2,704
General business credit carryforward              7,021            6,851
                                               --------         --------
Gross deferred tax assets                        44,037           39,621
                                               --------         --------
Deferred tax asset valuation allowance           (8,196)         (11,572)
                                               --------         --------
Other                                            (2,049)            (743)
Partnership investment                           (5,291)          (5,250)
Depreciation and amortization                   (17,958)         (17,129)
Ramada tax sharing agreement                    (21,444)         (21,444)
                                               --------         --------
Gross deferred tax liabilities                  (46,742)         (44,566)
                                               --------         --------
Net deferred tax liabilities                   $(10,901)        $(16,517)
                                               ========         ========

Gross deferred tax assets are reduced by a valuation allowance.
Realization of the net deferred tax asset at December 28, 1995, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The beginning-of-year valuation allowances were reduced during 1995, 1994 and 1993 which caused a decrease in income tax expense of $3,622,000, $6,286,000, and $3,878,000, respectively. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994.

At December 28, 1995, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                   $35,732
General business credits                                 3,390

These tax benefits will expire in the years 2003 through 2010 if not used. The Company also has alternative minimum tax credit carryforwards of $3,631,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

               1996              $23,943
               1997               15,310
               1998               18,209
               1999               12,549
               2000                6,245
               2001                9,606
               2002                  498
               2010               10,272

NOTE 12.  EXTRAORDINARY ITEMS

In 1994, the Company expensed the remaining unamortized deferred financing costs and unamortized discount in connection with early redemptions of debt. These items were reflected in the 1994 Consolidated Statement of Operations as an extraordinary loss of $2,708,000, which was net of an income tax benefit of $1,776,000.

NOTE 13.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,941,000 and $3,963,000 at December 28, 1995 and December 29, 1994, respectively.

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

The Tropicana lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21,251,000 in cash or a letter of credit if the Tropicana operation fails to meet certain financial tests. This requirement was waived at December 28, 1995. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits for three of the executives consist of, among other things, a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the three years preceding termination of employment, payment of the value in their outstanding stock options and vesting and distribution of any restricted stock. Certain other executives would receive a lump-sum cash payment equal to their annual base salary plus a three-year average of their annual bonus, plus the other described benefits. Some of the executives would receive a lump-sum cash payment equal to their base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated, is approximately $15,300,000 as of December 28, 1995.

At December 28, 1995, the Company had commitments of approximately $75,000,000 for the purchase of property and equipment.

NOTE 14.  ACQUISITION

In July 1993, the Company acquired the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in TropWorld in a sale-leaseback transaction in 1984.

The acquisition has been accounted for as a purchase by the Company. The aggregate consideration, including costs incurred to complete the transaction, was approximately $62,000,000 in cash. The Company had a $10,000,000 revolving credit note to fund a portion of the purchase price. This acquisition did not significantly change Aztar's total assets. The cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired, which consisted primarily of building and equipment. The additional $10,000,000 of indebtedness incurred by Aztar was more than offset by a reduction of indebtedness to AGP.

The Company's consolidated statements of operations include the results of AGP from its acquisition until its dissolution in November 1994. After intercompany eliminations, the acquisition has the following effects on consolidated results: Most of the reduction in Aztar interest income from the replacement of the AGP notes receivable is offset by a reduction in rent expense. Aztar's net income is affected negatively primarily by an increase in depreciation expense.

If the acquisition had occurred at the beginning of the year ended December 30, 1993,the Company's results of operations would have been as follows (in thousands, except per share data):
                                                          1993
                                                        --------
                                                      (unaudited)

Revenues                                                $518,762
Income before extraordinary items                          7,846
Net income                                                 7,846
Earnings per common and common equivalent
  share:
  Income before extraordinary items                     $    .19
  Net income                                                 .19
Earnings per common share assuming full
  dilution:
  Income before extraordinary items                     $    .18
  Net income                                                 .18

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments at December 28, 1995 and December 29, 1994, respectively. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                      1995                  1994
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
Assets
  Short-term investments       $    --    $    --    $  8,250   $  8,250
  Other investments             27,964     27,964      24,928     24,928

Liabilities
  Current portion of long-term
    debt                           466        466         666        666
  Current portion of other
    long-term liabilities        4,900      4,854         --         --
  Long-term debt               496,439    518,021     430,212    416,362
  Other long-term liabilities    8,500      6,968         --         --

Off-Balance-Sheet
  Letter of credit                  --     13,450          --     13,450

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Short-term investments are valued at their carrying amounts included in the balance sheets, which are reasonable estimates of fair value due to the relatively short period to maturity.

Other investments consisted of deposits with the CRDA and CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost. The carrying amounts of these deposits and bonds are presented net of a valuation allowance and an unamortized discount that result in an approximation of fair values. Other investments at December 28, 1995, also included a 90-day certificate of deposit which was valued at its carrying amount which is a reasonable estimate of fair value due to the relatively short period to maturity.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the revolving credit note are reasonable estimates of fair value because this note is carried with a floating interest rate.

The amounts reported for other long-term liabilities relate to the Company's obligation to the City of Evansville and other civic and community organizations. The fair values were estimated by discounting expected cash flows using a discount rate commensurate with the risks involved.

The fair value of the letter of credit was estimated to be the same as the contract value based on the nature of the fee arrangement with the issuing financial institution.

NOTE 16.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 28, 1995 and December 29, 1994. The Company's common stock is listed on the New York Stock Exchange.

                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1995
----
Revenues                         $135,568  $145,390  $154,935  $136,976
Operating income (loss)            15,763    13,792    18,994    (5,848)
Income (loss) before income
 taxes                              3,046       623     5,907   (19,757)
Income taxes                       (1,086)      (98)   (1,333)    7,704
Net income (loss)                   1,960       525     4,574   (12,053)
Earnings per common and common
 equivalent share:
   Net income (loss)                  .05       .01       .11      (.31)
Earnings per common share assuming
 full dilution:
   Net income (loss)                  .05       .01       .11         *

1994
----
Revenues                         $130,566  $135,747  $146,847  $128,280
Operating income                   16,844    18,800    22,343    11,420
Income (loss) before income
 taxes and extraordinary items      4,638     6,622    10,121    (2,715)
Income taxes                          (85)      (41)   (2,554)      818
Extraordinary items                    --        --        --    (2,708)
Net income (loss)                   4,553     6,581     7,567    (4,605)
Earnings per common and common
 equivalent share:
   Income (loss) before
     extraordinary items              .11       .17       .19      (.05)
   Net income (loss)                  .11       .17       .19      (.12)
Earnings per common share assuming
 full dilution:
   Income (loss) before
     extraordinary items              .11       .16       .19        *
   Net income (loss)                  .11       .16       .19        *

Common Stock Prices
-------------------
1995 - High                        $ 9.13    $10.00    $10.50    $ 9.13
     - Low                           5.63      8.00      7.63      6.88
1994 - High                          7.88      7.13      7.38      7.00
     - Low                           6.25      5.38      5.75      5.38

*  Anti-dilutive

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

Sources of Liquidity and Capital

The company's financial resources, in addition to cash from operations, primarily consist of a base level of debt and a reducing revolving credit facility.

The base level of debt consists of two public debt issues and a bank term loan. The public debt issues are ranked pari passu and consist of $200 million of 11% Senior Subordinated Notes Due 2002 (the "11% Notes") that were issued in 1992 and $180 million of 13 3/4% Senior Subordinated Notes Due 2004 (the "13 3/4% Notes") that were issued in 1994. Interest on the 11% Notes and the 13 3/4% Notes is payable semi-annually on April 1 and October 1. Except for a change of control situation, the 11% Notes are not redeemable until October 1, 1997 and the 13 3/4% Notes are not redeemable until October 1, 1999. The bank term loan (the "Term Loan") is an off-balance-sheet loan payable by Tropicana Enterprises, a Nevada general partnership in which the company is a noncontrolling 50% partner. Tropicana Enterprises owns the real property and certain personal property that the company leases in the Tropicana operation. The Term Loan is serviced through the company's rent payments. The Term Loan matures on December 31, 1999, and calls for principal payments of between $2.5 million and $3.3 million each year, with a final payment of approximately $57 million due at maturity. The Term Loan balance at December 28, 1995 is approximately $69 million.

The reducing revolving credit facility (the "Credit Facility") was provided in October 1994 by a group of banks led by Bank of America as managing agent and it matures on December 31, 1999. The maximum amount of this facility will reduce from $207 million quarterly beginning on March 31, 1996 in the annual amounts of $25 million in 1996 and $35 million in each year thereafter until maturity. The Credit Facility bears a floating rate of interest that is payable at least quarterly and sometimes more often depending on the interest option selected by the company. At December 29, 1994, the outstanding balance under the Credit Facility was $50 million. During 1995, the company repaid $17 million and borrowed $83.6 million, leaving an outstanding balance of $116.6 million at December 28, 1995. The funds from the Credit Facility were used in the expansion of the Company's existing businesses and the development of businesses in new gaming jurisdictions as discussed later. The Credit Facility imposes various restrictions on the company, including limitations on its ability to incur additional debt, commit funds to maintenance capital expenditures (as defined), merge or sell assets. The Credit Facility prohibits dividends on the company's common stock, other than those payable in common stock, and repurchases of the company's common stock with certain limited exceptions. In addition, the Credit Facility contains certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio and a maximum debt to operating cash flow ratio. For purposes of the maximum debt to operating cash flow ratio, uncollateralized letters of credit are considered to be debt. At December 28, 1995, the maximum debt to operating cash flow ratio requirement was waived and scheduled reductions in the ratio through the third quarter 1996 were modified. The company's ability to maintain or increase debt capacity on or after March 28, 1996, is contingent on increased levels of operating cash flow that the company does anticipate, especially with the opening in December 1995 of the new riverboat operation in Evansville, Indiana.

Additional sources of funds in 1995 were $11.9 million from the Casino Reinvestment Development Authority ("CRDA") in connection with the 604-room hotel tower expansion project at TropWorld and $2.0 million from the exercise of stock options. The CRDA funds result from an agreement providing for approximately $25 million in funding. The company will continue to receive funds from the CRDA based on expenditures made for the project to the extent that the company has available funds on deposit with the CRDA that qualify for this funding. At December 28, 1995, the company had approximately $0.9 million in available deposits with the CRDA that qualified.

At December 28, 1995, the company had $8.25 million in a certificate of deposit that was pledged as collateral for a $13.45 million letter of credit in connection with the company's commitment to make certain payments to the City of Evansville, Indiana as well as other civic and community organizations.

Caruthersville Riverboat Casino Project

On April 28, 1995, the company commenced operations of a riverboat casino in Caruthersville, Missouri. Caruthersville is located on the Mississippi River approximately 90 miles north of Memphis, Tennessee. The riverboat has an approximate 14,000-square-foot casino with 445 slot machines and 27 table games and had an initial capacity of 600 passengers plus crew. In December 1995, the company in coordination with the U.S. Coast Guard made modifications to the riverboat and increased capacity to 800 passengers plus crew in order to alleviate capacity constraints on weekends. The project also includes a barge at river's edge for passenger boarding and disembarking. A pavilion for ticketing and pre-boarding facilities, including a restaurant, a sports lounge, a snack bar, and other amenities was opened in July 1995. The company's expenditures for property and equipment on this project in 1995 were approximately $28.2 million. Total expenditures for property and equipment on this project including amounts from prior years were approximately $51.6 million at December 28, 1995.

Evansville Riverboat Casino Project

On December 7, 1995, the company commenced operations of a riverboat casino in Evansville, Indiana. Casino Aztar, featuring the "City of Evansville" casino riverboat, is Indiana's first riverboat casino. Evansville, on the Ohio River in southwestern Indiana, is a market of 650,000 persons within 50 miles, 2.5 million persons within 100 miles, including part of the metropolitan Louisville, Kentucky area, and more than 3 million persons within 120 miles. The Evansville casino is projected to have 2.3 million visitors annually until additional competition emerges for the Louisville market.

The "City of Evansville" casino riverboat is 310 feet long and 70 feet wide, with a capacity of 2,500 passengers plus a crew of 300. The casino contains 1,267 slot machines and 70 table games. The project opened utilizing temporary facilities that included surface parking and a 13,000-square-foot pavilion for passenger ticketing and related services. A 250-room hotel; "Riverfront Pavilion", an entertainment complex for pre-boarding facilities, restaurants, lounge and retail shops; parking facilities for more than 1,600 vehicles and other amenities are under construction and scheduled for completion by December 1996. The company's expenditures for property and equipment on this project in 1995 were approximately $48.7 million. Total expenditures for property and equipment on this project including amounts from the prior year were approximately $56.4 million at December 28, 1995.

TropWorld Project

In February 1995, the company commenced construction on an expansion of TropWorld in Atlantic City, New Jersey consisting primarily of a new 604-room hotel tower, with additional restaurant and support facilities in the existing operation. It is scheduled to be completed in May 1996. The additional 604 rooms will bring TropWorld's capacity to 1,624 rooms, making it the largest of the 12 casino hotels in Atlantic City in terms of hotel rooms. TropWorld's casino at December 28, 1995, at 92,000 square feet, was the third largest in the city. The company's expenditures for property and equipment on this project in 1995 were approximately $32.9 million.

On-going Capital Expenditures

During 1995, the company spent approximately $26.1 million on routine purchases of property and equipment including $4.8 million on improvements for two restaurants at Tropicana and $4.3 million on a renovation of existing rooms at TropWorld that was underway at December 28, 1995, to complement the new hotel tower.

Other expenditures during 1995 included $3.8 million in deposits with the CRDA, a $2 million deposit with the Indiana Gaming Commission for the Evansville operation, deferred licensing and preopening costs for Caruthersville of $2.3 million and deferred licensing and preopening costs for Evansville of $7.6 million.

Future Developments

During 1995, the number of new jurisdictions considering the legalization of gaming significantly decreased compared to the number during 1990 to 1994. However, the company is continuing its efforts to explore opportunities in new jurisdictions considering gaming and in existing gaming jurisdictions where the potential markets meet the company's standards for sound, meaningful long-term opportunities.

Commitments

At December 28, 1995, the company had commitments of approximately $75 million for the purchase of property and equipment. In 1996, the company plans to spend approximately $33 million on routine capital expenditures, approximately $49 million on the Evansville facility and approximately $40 million to complete the TropWorld project.

In connection with the company's commitment to make certain payments to the City of Evansville as well as other civic and community organizations, the company was required to obtain a letter of credit for $13.45 million. In connection with this letter of credit, the company had an $8.25 million certificate of deposit as collateral at December 28, 1995. In January 1996, the company paid approximately $3.6 million to the City of Evansville and other organizations in connection with this commitment. The letter of credit will be reduced as the company makes its payments. The reductions in the letter of credit are first applied to the uncollateralized portion.

During 1995, the company reached a settlement with the New Jersey Division of Taxation with regard to its examination of the income tax returns for 1983 to 1985. In connection with this settlement, the company paid $2.5 million on December 29, 1995. This liability was reflected in the balance sheet at December 28, 1995.

The Tropicana lease agreement contains a provision that requires the company to maintain an additional security deposit with the lessor of approximately $21.3 million in cash or a letter of credit if the Tropicana operation fails to meet certain financial tests. This requirement was waived at December 28, 1995.

Results of Operations -
1995 versus 1994

Aztar's consolidated revenues were $572.9 million for 1995, an increase of 6% from $541.4 million in 1994. An increase in total revenues at TropWorld combined with added revenues from the company's riverboat operations that opened in 1995 more than offset a decrease in total revenues at Tropicana and Ramada Express. Casino Aztar Caruthersville began operations on April 28, 1995, and Casino Aztar Evansville began operations on December 7, 1995. Games revenue in 1995 at the company's land-based properties was down only slightly from 1994 and slot revenue in 1995 was up only slightly from 1994, resulting in a nominal increase in casino revenue at the company's land-based properties in 1995 compared with 1994.

Consolidated operating income in 1995 was $50.4 million before the effects of $7.7 million in preopening cost writeoffs in connection with the riverboat operations, compared with $69.4 million consolidated operating income in 1994. In addition to the effect of the 1995 writeoffs of preopening costs, consolidated operating income was lower in 1995 compared with 1994 because of lower operating results at Tropicana and Ramada Express. Consolidated marketing costs were up $13 million or 29% in 1995 compared with 1994 primarily due to an increased number of promotions and special events as well as increased advertising and contract entertainment costs at TropWorld, combined with the added marketing costs associated with opening operations in new locations as well as attempting to maintain revenues in the declining Laughlin, Nevada market. The consolidated provision for doubtful accounts increased 16% in 1995 compared with 1994 as a result of increasing the allowance for potential uncollectible markers associated with the premium table game business in Las Vegas, Nevada. Additional analysis of the performance of each of Aztar's properties follows.

TropWorld

TropWorld Casino and Entertainment Resort in Atlantic City, New Jersey had total revenues of $332.7 million in 1995 compared with $320.1 million in 1994 and operating income of $54.5 million in 1995 compared with $54.2 million in 1994. The principal reason for the increase in total revenues was an increase of $11.5 million or 4% in casino revenue in 1995 compared to 1994. One factor in this 1995 increase was that casino revenue was reduced in 1994 as a result of severe weather conditions in the East during January and February. Another reason for the increase in casino revenue was an increase in coin redemptions. TropWorld also benefited from a strong market growth rate of 10% in the Atlantic City market during 1995.

The trend of declining games revenue at TropWorld was reversed in 1995. Games revenue increased by $2.9 million in 1995 compared with 1994. This follows year-over-year decreases of $0.5 million in 1994, $10.4 million in 1993 and $6.6 million in 1992. The slot revenue percentage of total casino revenue held at 76% in 1995, the same percentage as in 1994 and 1993, compared to 73% in 1992 and 69% in 1991.

Consistent with the increase in casino revenue was an increase in casino costs of $6.6 million or 5% in 1995 compared with 1994 as a result of increased direct costs and coin redemptions. In addition, marketing costs were 27% higher in 1995 compared with 1994 as a result of an increase in the number of special events and promotions at the property combined with increases in expenses relating to contract entertainers and advertising.

Operating income is after depreciation and amortization of $21.7 million in 1995 compared with $22.5 million in 1994 and rent of $1.4 million in both 1995 and 1994.

Tropicana

Tropicana Resort and Casino in Las Vegas, Nevada in 1995 ended its string of year-over-year improvements that began in 1992. Total revenues were $138.0 million in 1995 compared with $140.3 million in 1994. Tropicana had a $3.9 million operating loss in 1995 compared with $8.9 million operating income in 1994. Operating loss or income is after rent expense of $9.2 million in 1995 compared with $8.1 million in 1994. Rent expense increased as a result of a higher interest component of rent payments made to the company's unconsolidated partnership. The interest component was higher due to higher interest rates. Operating loss or income is also after depreciation and amortization of $7.8 million in 1995 compared with $6.5 million in 1994. Depreciation and amortization increased in 1995 as a result of improvements and renovations at the property that were completed in mid-1994 and 1995.

The games revenue at Tropicana decreased by 13% in 1995 compared with 1994. Games revenue has declined over the previous several years as the company shifted its focus from premium table games to slot machines. In 1995, the company began an effort to recapture some premium table game business while maintaining slot revenue. Tropicana did maintain slot revenue in 1995 compared with 1994 and increased table games volume by 9%; however, the baccarat hold percentage was 3% in 1995 compared with 26% in 1994 and 22% to 40% in 1993 to 1991. Baccarat revenue as a percent of casino revenue was 1%, 4%, 3%, 7% and 10% for the years 1995, 1994, 1993, 1992 and 1991, respectively. The mix of slot revenue to total casino revenue was 64%, 61% and 63% in 1995, 1994 and 1993, respectively; compared with 56% and 49% in 1992 and 1991, respectively. The Tropicana's casino costs were up approximately 6% in 1995 compared with 1994, reflecting the higher costs associated with increasing the table games volume. The combination of a decrease in casino revenue combined with an increase in casino direct costs caused a decrease in the casino operating profit margin from 44% in 1994 to 37% in 1995.

Food and beverage revenue increased by 8% in 1995 over 1994 as a result of an increase in volume associated with the introduction of a buffet in 1995 and capital improvements associated with two restaurants. However, food and beverage costs increased by 15% in 1995 compared with 1994 as a result of higher food costs and increased payroll costs.

The provision for doubtful accounts increased by $0.6 million in 1995 compared with 1994 as a result of increasing the allowance for potential uncollectible markers associated with the premium table game business.

Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had revenues that were down slightly in 1995 from 1994. The decrease in the property's revenues reflected an overall market in Laughlin that was also down in most of 1995 from 1994. Total revenues for Ramada Express were $80.4 million in 1995 compared with $81.0 million in 1994. Operating income was $12.0 million in 1995 compared with $15.9 million in 1994. Operating income is after depreciation and amortization of $7.2 million in 1995 compared with $7.6 million in 1994. Rent expense was not significant in either year. The Laughlin market declined in 1995 from 1994 primarily because of competition from Indian casinos in Arizona and California, the addition of a casino at Stateline, Nevada and the additional capacity on the Boulder Highway in Las Vegas.

The operating margin, as measured by operating income before depreciation and amortization, declined in 1995 to 24% from 29% in 1994. The decline is attributable to higher costs associated with attracting and retaining business in a declining market, combined with higher employee benefit costs.

Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri began operations on April 28, 1995; however, the full project was not completed until July 1995 with the opening of a pavilion that included a restaurant, sports lounge, snack bar and other amenities. Total revenues at Caruthersville were $16.3 million. Before the effect of a $2.6 million writeoff of preopening costs, Caruthersville had an operating loss of $2.2 million. The operating loss is after depreciation and amortization of $2.0 million.

Because this was a start-up operation in a new market in 1995, the company incurred more marketing costs as a percentage of casino revenue than at its more established locations. Marketing costs, consisting primarily of radio, newspaper and outdoor advertising, were 19% of casino revenue compared to 12% of casino revenue for the company on a consolidated basis. Another reason for this percentage to be high is that revenues were lower than expected due to a shortfall in expected admissions. Caruthersville is located in a rural market that has proven to be difficult to capture and the riverboat was constrained by its capacity on weekends. The company has revised its marketing plan to include television advertising and, at the end of December 1995, through modifications to the riverboat, has increased its passenger capacity.

Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana began operations on December
7, 1995, utilizing temporary facilities that included surface parking and a 13,000-square-foot pavilion for passenger ticketing and related services. The permanent land-based facilities including a 250-room hotel, parking garage and entertainment complex are under construction and scheduled for completion by December 1996. Total revenues at Evansville were $5.5 million. Before the effect of a $5.1 million writeoff of preopening costs, Evansville had operating income of $0.8 million. Operating results are after depreciation and amortization of $0.6 million. The facility opened during the traditional pre-Christmas slowdown in the casino business without the benefit of the strong New Year's Eve business because the company's fiscal year ended on December 28, 1995.

Development Costs

In mid-1993, the company began pursuing the development of its business in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved. In connection with these efforts, the company expensed approximately $1.9 million in 1995 and $1.6 million in 1994.

Interest Expense

Interest expense in 1995 was $51.1 million compared with $49.7 million in 1994. There was no substantial increase in interest expense in spite of the higher level of debt outstanding in 1995 because $5.3 million of interest associated with construction activities was capitalized in 1995 compared with $2.7 million in 1994.

Equity in Unconsolidated Partnership

The Company's loss on its equity share in Tropicana Enterprises increased as a result of higher interest expense due to the increase in interest rates in 1995 on the floating rate bank financing of Tropicana Enterprises. Aztar is a noncontrolling 50% partner in Tropicana Enterprises.

Extraordinary Items

The company had an extraordinary loss in 1994 of $2.7 million, which was net of an income tax benefit of $1.8 million, related to the early redemption of the company's 13 1/2% First Mortgage Notes Due 1996 and the early redemption of a revolving credit facility also due in 1996 that was collateralized by Ramada Express. The loss consisted of the writeoff of the unamortized deferred financing costs and unamortized discount associated with the debt that was redeemed early.

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

Consolidated operating income was $69.4 million in 1994 compared with $37.4 million in 1993. The primary reasons for the increase in consolidated operating income were the reduction in net rent at TropWorld and the expansion at Ramada Express. The reduction in net rent was caused by the purchase in July 1993 of the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"), which eliminated the rent the company incurred for the portion of TropWorld that was owned by AREI/AGP. The net rent reduction was partially offset by an increase in depreciation and amortization that was caused by this purchase. Additional analysis of the performance of each of Aztar's three operating properties follows.

Ramada Express

Ramada Express had a very good year in 1994, despite a flat overall market, as a result of a major expansion that was completed in September 1993. The expansion added 1,100 hotel rooms for a total of 1,500 hotel rooms and added 20,000 square feet of casino space for a total of 50,000 square feet of casino space.

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

All revenue and cost components were higher in 1994 than in 1993. In spite of the substantial increase in available rooms at Ramada Express in 1994 compared with 1993, the hotel occupancy rate was 87% in 1994 versus 80% in 1993. The operating margin, as measured by operating income before depreciation and amortization, was 29% in 1994 compared with 19% in 1993. The 1993 results were affected by the disruption to its operations associated with the construction activities and by additional costs incurred to minimize that disruption. The company also expensed $0.9 million of preopening costs in 1993 in connection with the expanded facilities.

Tropicana

Tropicana continued to improve in 1994 on top of an improvement in 1993 over 1992. Total revenues for Tropicana were $140.3 million in 1994 compared with $134.9 million in 1993 and operating income was $8.9 million in 1994 compared with $7.2 million in 1993. Operating income increased $1.7 million in spite of a $1.3 million increase in net rent to $8.1 million in 1994 from $6.8 million in 1993. Net rent increased as a result of a consumer price index adjustment, which took place in late 1993, and an increase in the component of rent that is attributable to the increase in interest rates in 1994 over 1993. The next consumer price index adjustment occurs in late 1998. Operating income is also after depreciation and amortization of $6.5 million in both 1994 and 1993.

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

TropWorld

TropWorld had a year in 1994, as was also the case in 1993, in which total revenues decreased and operating income increased. Total revenues decreased 2% to $320.1 million in 1994 from $327.7 million in 1993 while operating income increased 62% to $54.2 million from $33.5 million. The principal reason for the decrease in total revenues was a decrease of $10.0 million or 3% in casino revenue in 1994 compared to 1993. This decrease in casino revenue is attributable to a $10.5 million decrease in coin redemptions and also a decrease in the use of complimentary rooms and food and beverage service as a means of promoting casino activity. In addition, severe weather conditions in the East were, in large part, the cause of declines in the market's growth rate for casino revenue during January and February 1994. A benefit associated with the reductions in coin redemptions and complimentaries was a decrease in costs, which is one of the reasons for the increase in operating income. Casino costs decreased $14.2 million or 10% in 1994 compared to 1993.

The primary reason for the increase in TropWorld's operating income was the effects of the AREI/AGP acquisition, which resulted in a reduction in net rent and an increase in depreciation and amortization. Net rent in 1994 was $1.4 million compared with $20.4 million in 1993 and depreciation and amortization in 1994 was $22.5 million compared with $20.4 million in 1993.

Development Costs

In mid-1993, the company began pursuing the development of its business in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved. In connection with these efforts, the company expensed approximately $1.6 million and $1.3 million of development costs in 1994 and 1993, respectively.

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

Other Matters

In March 1995, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of the provisions of SFAS 121 is required for fiscal years beginning after December 15, 1995, with earlier adoption permitted. Restatement of previously issued financial statements is not permitted. The company will adopt SFAS 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

In October 1995, the FASB adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995 and the company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is an optional choice. The company has decided to continue to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The company will provide the disclosures when required in fiscal 1996.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 28, 1995

                            1995       1994      1993      1992      1991
Statement of Operations   --------   --------  --------  --------  --------
 Data (in thousands)
Revenues                  $ 572,869  $541,440  $518,762  $512,045  $481,285
Operating income (a)         42,701    69,407    37,419    32,609    13,654
Net interest income and
 expense (a)                (47,801)  (46,572)  (21,191)   (2,477)   (5,856)
Equity in unconsolidated
 partnership's loss          (5,081)   (4,169)   (3,822)   (4,125)   (5,030)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change                      (4,994)   16,804    11,382    16,378     2,708
Discontinued operations          --        --        --     1,262     2,553
Extraordinary items              --    (2,708)       --    (5,335)    1,237
Cumulative effect of
 accounting change (b)           --        --        --     7,500        --
Net income (loss)            (4,994)   14,096    11,382    19,805     6,498

Common Stock Data (per share)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change:
   Earnings per common
     and common
     equivalent share     $    (.14) $    .42  $    .28  $    .41  $    .05
   Earnings per common
     share assuming
     full dilution                *       .41       .27       .40       .05
Cash dividends declared          --        --        --        --        --
Equity                         9.40      9.65      9.29      9.03      8.42
* Anti-dilutive

Balance Sheet Data (in
   thousands at year end)
Total assets              $1,013,238 $915,359  $877,171  $849,565  $638,474
Long-term debt               496,439  430,212   404,086   378,058   176,693
Series B ESOP convertible
 preferred stock               5,459    4,711     3,905     2,998     2,059
Shareholders' equity         359,659  361,368   346,988   333,749   318,900

(a)  See "Note 14. Acquisition" of the Notes to Consolidated Financial
     Statements.
(b) The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") in 1992 and elected not to restate prior year financial statements. The effect from prior years of adopting SFAS 109 as of the beginning of fiscal 1992 was a net deferred income tax benefit of $7,500,000 and it was reflected in the 1992 Consolidated Statement of Operations as the Cumulative effect of accounting change.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------







To the Shareholders and Board of Directors
Aztar Corporation




Our report on the consolidated financial statements of Aztar Corporation and Subsidiaries is included in this report on Form 10-K on page F-1. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 29 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 14, 1996

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 28, 1995, December 29, 1994 and December 30, 1993
                               (in thousands)

    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:

 1995               $  10,720    $   3,611(a)    $   4,426(d)  $   9,905

 1994                   9,908        3,102(a)        2,290(d)     10,720

 1993                  13,124        1,566(a)        4,782(d)      9,908

Deferred income
 tax asset
 valuation
 allowance:

 1995               $  11,572    $     287(a)    $   3,663(e)  $   8,196

 1994                  18,590          398(a)        7,905(e)     11,572
                                       489(b)

 1993                  22,309          469(c)        4,188(e)     18,590

(a)  Charged to costs or expenses.

(b)  Reflects adjustments to the deferred income tax asset account.

(c) Reflects an adjustment to the deferred income tax asset account for the effect of legislation that increased the federal income tax rate from 34% to 35%.

(d)  Related assets charged against allowance account.

(e)  Reflects reductions of $3,622,000, $6,286,000 and $3,878,000 in 1995,
     1994 and 1993, respectively, with a corresponding increase in income tax benefits or decreases in income tax provisions for 1995, 1994 and 1993. These reductions reflect the generation of taxable income and the likelihood of future taxable income prior to expiration of the loss and credit carryforwards. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994. The remainder of the reductions in 1995, 1994 and 1993 represented charges of deferred tax assets against the valuation allowance account.

EXHIBIT INDEX
-------------
3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

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

4.3 Supplemental Indenture Evidencing Appointment of Successor Trustee, dated January 12, 1995, between Aztar Corporation and First Bank National Association, as successor Trustee, supplementing the Indenture dated as of October 8, 1992, filed as Exhibit 4.3 to Aztar Corporation's 1994 Form 10-K and incorporated herein by reference.

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

*10.3(a) Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(b) Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------

*10.3(c) Severance Agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(d) Severance Agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(e) Severance Agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(f) Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

10.4(a) Reducing Revolving Loan Agreement, dated as of October 4, 1994, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent, filed as Exhibit 10 to Aztar Corporation's form 10-Q for the quarter ended September 29, 1994 and incorporated herein by reference.

**10.4(b) Amendment No. 1 to Reducing Revolving Loan Agreement, dated as of
          November 3, 1995, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named.

**10.4(c) Amendment No. 2 to Reducing Revolving Loan Agreement, dated as of
          December 28, 1995, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named.

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

EXHIBIT INDEX
-------------

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

EXHIBIT INDEX
-------------

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

10.14 Second Amended and Restated Loan Agreement, dated October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent.

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