Form 10-Q
period 1996-03-28
AZTAR CORP
filed 1996-05-01
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1996
                               --------------
                             OR
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

At April 17, 1996, the registrant had outstanding 38,355,907 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at March 28, 1996 and
    December 28, 1995                                                 3

    Consolidated Statements of Operations for the quarters
    ended March 28, 1996 and March 30, 1995                           5

    Consolidated Statements of Cash Flows for the quarters
    ended March 28, 1996 and March 30, 1995                           6

    Consolidated Statements of Shareholders' Equity for the
    quarters ended March 28, 1996 and March 30, 1995                  8

    Notes to Consolidated Financial Statements                        9

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               March 28,    December 28,
                                                 1996           1995
                                              -----------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   32,343   $   26,527
  Restricted cash equivalent                        1,313           --
  Accounts receivable, net                         25,121       21,325
  Refundable income taxes                           1,137        1,261
  Inventories                                       6,897        6,591
  Prepaid expenses                                  8,887        9,417
  Deferred income taxes                             8,013        8,013
                                               ----------   ----------
    Total current assets                           83,711       73,134

Investments in and advances to
  unconsolidated partnership                       11,189       11,467
Other investments                                  27,526       27,964

Property and equipment:
  Buildings, riverboats and equipment, net        707,633      711,454
  Land                                             95,589       95,589
  Construction in progress                         66,274       46,102
  Leased under capital leases, net                    463          535
                                               ----------   ----------
                                                  869,959      853,680

Deferred charges and other assets                  45,085       46,993
                                               ----------   ----------

                                               $1,037,470   $1,013,238
                                               ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                             March 28,      December 28,
                                               1996             1995
                                            ------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   52,106       $   60,226
  Accrued payroll and employee benefits         20,495           18,012
  Accrued interest payable                      24,662           14,995
  Income taxes payable                           1,196            2,197
  Current portion of long-term debt                408              466
  Current portion of other long-term
    liabilities                                  4,104            6,172
                                            ----------       ----------
    Total current liabilities                  102,971          102,068

Long-term debt                                 519,833          496,439
Other long-term liabilities                     29,019           30,699
Deferred income taxes                           19,195           18,914
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,268 and $6,114)           5,646            5,459

Shareholders' equity:
  Common stock, $.01 par value (38,352,798
    and 38,265,813 shares outstanding)             423              422
  Paid-in capital                              352,680          352,221
  Retained earnings                             25,531           24,922
  Less: Treasury stock                         (17,040)         (17,027)
        Unearned compensation                     (788)            (879)
                                            ----------       ----------
            Total shareholders' equity         360,806          359,659
                                            ----------       ----------

                                            $1,037,470       $1,013,238
                                            ==========       ==========














The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             For the periods ended March 28, 1996 and March 30, 1995
         ---------------------------------------------------------------
                      (in thousands, except per share data)

                                                             First Quarter
                                                          -------------------
                                                             1996      1995
                                                          --------- ---------
Revenues
  Casino                                                  $150,300  $111,912
  Rooms                                                     11,125     9,701
  Food and beverage                                         13,632    11,127
  Other                                                      5,149     2,828
                                                          --------  --------
                                                           180,206   135,568
Costs and expenses
  Casino                                                    72,996    54,714
  Rooms                                                      6,428     5,783
  Food and beverage                                         12,733    10,385
  Other                                                      4,676     1,807
  Marketing                                                 19,723    10,926
  General and administrative                                17,206    10,976
  Utilities                                                  3,039     2,935
  Repairs and maintenance                                    5,716     4,919
  Provision for doubtful accounts                            1,371       795
  Property taxes and insurance                               5,525     4,717
  Rent                                                       3,270     2,796
  Depreciation and amortization                             11,910     9,052
                                                          --------  --------
                                                           164,593   119,805
                                                          --------  --------
Operating income                                            15,613    15,763

  Interest income                                              589       828
  Interest expense                                         (13,642)  (12,219)
                                                          --------  --------
Income before other items and income taxes                   2,560     4,372

  Equity in unconsolidated partnership's loss               (1,189)   (1,326)
                                                          --------  --------
Income before income taxes                                   1,371     3,046

  Income taxes                                                (602)   (1,086)
                                                          --------  --------
Net income                                                $    769   $ 1,960
                                                          ========  ========

Net income per common and common equivalent share         $    .02  $    .05

Net income per common share assuming full dilution        $    .02  $    .05

Weighted average common shares applicable to:
  Net income per common and common equivalent share         39,235    38,605
  Net income per common share assuming full dilution        40,255    39,782

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
            For the periods ended March 28, 1996 and March 30, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1996       1995
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $     769   $   1,960
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          12,556       9,676
   Provision for losses on accounts receivable             1,371         795
   Loss on reinvestment obligation                            94          --
   Rent expense                                             (227)       (175)
   Distribution in excess of equity in income
     of partnership                                          278         298
   Deferred income taxes                                     281         331
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (5,167)     (2,071)
     (Increase) decrease in refundable income taxes          124        (699)
     (Increase) decrease in inventories and
      prepaid expenses                                       182       1,872
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable            3,079       9,632
     Other items, net                                        509        (630)
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     13,849      20,989
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        556         488
Reduction in other investments                                --       3,093
Purchases of property and equipment                      (26,215)    (16,654)
Additions to other long-term assets                       (1,819)     (2,998)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (27,478)    (16,071)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  58,600          --
Proceeds from issuance of common stock                       295       1,028
Principal payments on long-term debt                     (35,335)    (10,162)
Principal payments on other long-term liabilities         (3,675)         --
Debt issuance costs                                           --         (80)
Preferred stock dividend                                    (368)       (380)
Redemption of preferred stock                                (72)        (47)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     19,445      (9,641)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       5,816      (4,723)
Cash and cash equivalents at beginning of period          26,527      43,861
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  32,343   $  39,138
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
            For the periods ended March 28, 1996 and March 30, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                             First Quarter
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --   $     38
 Tax benefit from stock options and preferred stock
   dividend                                                    167        393
 Issuance of restricted stock                                   26      2,149
 Forfeiture of restricted stock                                 13         --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $  3,433   $    (52)
 Income taxes paid                                           1,031      1,000
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
            For the periods ended March 28, 1996 and March 30, 1995
            -------------------------------------------------------
                    (in thousands, except number of shares)

                                                          First Quarter
                                                      ---------------------
                                                         1996        1995
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    422    $    414
 Stock options exercised for 82,607 and 273,798
   shares                                                    1           3
 Issuance of 286,000 shares of restricted stock
   in 1995                                                  --           3
                                                      --------    --------
   Ending balance                                          423         420
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     352,221     347,284
 Stock options exercised                                   294       1,025
 Tax benefit from stock options exercised                  139         358
 Restricted stock                                           26       2,146
                                                      --------    --------
   Ending balance                                      352,680     350,813
                                                      --------    --------

Retained earnings:
 Beginning balance                                      24,922      30,555
 Preferred stock dividend, net of income tax
   benefit of $28 and $35                                 (160)       (158)
 Net income                                                769       1,960
                                                      --------    --------
   Ending balance                                       25,531      32,357
                                                      --------    --------

Treasury stock:
 Beginning balance                                     (17,027)    (16,885)
 Forfeiture of 2,000 shares of restricted stock
   in 1996                                                 (13)         --
                                                      --------    --------
   Ending balance                                      (17,040)    (16,885)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (879)         --
 Restricted stock                                          (26)     (2,149)
 Amortization                                              104          94
 Forfeiture of restricted stock                             13          --
                                                      --------    --------
   Ending balance                                         (788)     (2,055)
                                                      --------    --------

                                                      $360,806    $364,650
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarters ended 1996 and 1995 was $1,543,000 and $1,189,000, respectively. Capitalized preopening costs, included in deferred charges and other assets, were $452,000 at March 28, 1996. There were no capitalized preopening costs at December 28, 1995. Capitalized costs related to various development projects, included in deferred charges and other assets, were $1,501,000 and $1,458,000 at March 28, 1996 and December 28, 1995, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 1995.

Note 2: Investments in and Advances to Unconsolidated Partnership
- -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended March 28, 1996 and March 30, 1995 (in thousands):

                                                      First Quarter
                                                   ---------------------
                                                     1996       1995
                                                   --------   --------
   Revenues                                        $  4,155   $  4,389
   Operating expenses                                  (684)      (684)
                                                   --------   --------
   Operating income                                   3,471      3,705
   Interest expense                                  (1,420)    (1,694)
                                                   --------   --------
     Net income                                    $  2,051   $  2,011
                                                   ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Other Long-term Liabilities
- -------------------------------------
At March 28, 1996 and December 28, 1995, other long-term liabilities consisted of (in thousands):
                                                     1996       1995
                                                   --------   --------
    Accrued rent expense                           $ 12,816   $ 13,043
    Obligation to City of Evansville and
      other civic and community organizations         9,738     13,400
    Deferred compensation and retirement plans        9,893      9,739
    Las Vegas Boulevard beautification assessment       522        535
    Deferred income                                     154        154
                                                   --------   --------
                                                     33,123     36,871
    Less current portion                             (4,104)    (6,172)
                                                   --------   --------
                                                   $ 29,019   $ 30,699
                                                   ========   ========

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

Gross deferred tax assets are reduced by a valuation allowance. The December 29, 1994 valuation allowance was reduced during the 1995 first quarter which caused a decrease in income tax expense of $263,000.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


Note 6:  Contingencies and Commitments
- --------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,938,000 and $3,941,000 at March 28, 1996 and December 28, 1995, respectively.

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

The Tropicana lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21,251,000 in cash or a letter of credit if the Tropicana operation fails to meet certain financial tests. This requirement was waived at March 28, 1996. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits for three of the executives consist of, among other things, a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the three years preceding termination of employment, payment of the value in their outstanding stock options and vesting and distribution of any restricted stock. Certain other executives would receive a lump-sum cash payment equal to their annual base salary plus a three-year average of their annual bonus, plus the other described benefits. Some of the executives would receive a lump-sum cash payment equal to their base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated is approximately $16,700,000 as of March 28, 1996.

The Company had commitments for the purchase of property and equipment of approximately $60,000,000 at March 28, 1996.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

The Company's expansion of TropWorld in Atlantic City, New Jersey, consisting primarily of a 604-room hotel tower, will open in early May 1996. Completion of enhancements to the casino and public areas are scheduled to be completed by June 1996. The Company's expenditures for property and equipment on the expansion project for the year to date through March 28, 1996 were approximately $9.8 million.

At Casino Aztar Evansville in Indiana, construction of the 250-room hotel, Riverfront Pavilion, permanent parking facilities and other amenities is on schedule for completion by December 1996. The Company's expenditures for property and equipment on this project for the year to date through March 28, 1996 were approximately $9.5 million.

During the first quarter of 1996, the Company borrowed $58.6 million and repaid $35.2 million under the reducing revolving credit facility, leaving an outstanding balance of $140 million at March 28, 1996. The Company's debt to operating cash flow ratio as calculated under the loan agreement was less than the maximum allowable ratio of 4.50 to 1 at March 28, 1996.

At March 28, 1996, the Company had commitments of approximately $60 million for the purchase of property and equipment.

The Tropicana lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21.3 million in cash or a letter of credit if the Tropicana operation fails to meet certain financial tests. This requirement was waived at March 28, 1996.

Results of Operations

Quarter Ended March 28, 1996 Compared to Quarter Ended March 30, 1995

The Company's consolidated revenues for the 1996 first quarter ware $180.2 million, a 33% increase over $135.6 million for the 1995 first quarter reflecting added revenues attributable to the Company's riverboat casinos in Evansville and Caruthersville and higher total revenues at all three of the Company's land-based facilities. Casino Aztar Evansville began operations on December 7, 1995 and Casino Aztar Caruthersville began operations on April 28, 1995. Consolidated operating income for the first quarter of 1996 was $15.6 million, down slightly from $15.8 million for the first quarter of 1995. A strong operating performance by Casino Aztar Evansville combined with improved operating results at the Tropicana were not sufficient to offset lower operating results at TropWorld. TropWorld's results for the 1996 first quarter were reduced as a result of severe winter weather, ongoing disruption from the construction of TropWorld's hotel expansion and related casino facilities, and promotional programs implemented to increase market share in anticipation of the opening of the new facilities.

For a discussion of income taxes, refer to "Note 4: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPWORLD Total revenues at TropWorld were $83.8 million in the 1996 first quarter, up 5% from $80.0 million in last year's first quarter. Casino revenue was 4% higher in the 1996 versus 1995 first quarter, primarily reflecting a $1.9 million increase in games revenue as well as an increase in slot revenue due to an increase in coin redemptions mainly associated with the bus segment of the market.

TropWorld had operating income of $6.4 million in the first quarter of 1996, down 53% from $13.9 million in the first quarter of 1995. TropWorld's results for the 1996 first quarter were reduced as a result of severe winter weather as well as the ongoing disruption from the construction of TropWorld's hotel expansion, scheduled to open in early May 1996, and construction of related casino facilities, scheduled to be completed in June 1996. Casino costs were 13% higher in the 1996 versus 1995 first quarter as a result of the increase in coin redemptions and increased direct costs associated with the increase in the games business. Marketing costs were $4.0 million, or 54%, higher in the 1996 versus 1995 first quarter primarily due to an increased number of promotions and special events as well as increased advertising and contract entertainment costs. The provision for doubtful accounts increased by $0.3 million in the 1996 first quarter compared to the 1995 first quarter as a result of increasing the allowance for potential uncollectible markers associated with the increase in the games business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.4 million in the 1996 first quarter compared to $0.3 million in the 1995 first quarter. Depreciation and amortization was $4.9 million in the 1996 first quarter compared to $5.5 million in the 1995 first quarter.

TROPICANA At the Tropicana, total revenues were $41.6 million in the 1996 first quarter compared to $34.2 million in the 1995 first quarter, a 22% increase reflecting increases in all revenue components. Casino revenue was 24% higher in the 1996 versus 1995 first quarter, primarily reflecting a substantial increase in baccarat revenue. In 1995, the Company adopted new marketing initiatives at the Tropicana to increase premium table game business while maintaining slot revenue. Rooms revenue increased by 18% in the 1996 versus 1995 first quarter due to an increase in average daily room rates as well as an increase in the number of occupied rooms. Food and beverage revenue was 18% higher in the 1996 first quarter due to higher volume associated with the introduction of a buffet in mid-1995 and capital improvements associated with two restaurants.

The Tropicana had operating income of $1.7 million for the first quarter of 1996 compared to an operating loss of $0.1 million for last year's first quarter. Casino costs were 22% higher in the 1996 versus 1995 first quarter, primarily reflecting the higher costs associated with increasing the premium table game business. Consistent with the increases in rooms and food and beverage revenues were increases in rooms and food and beverage costs as a result of increased direct costs. The provision for doubtful accounts was $0.2 million, or 37%, higher in the 1996 versus 1995 first quarter as a result of increasing the allowance for potential uncollectible markers associated with the increase in the premium table game business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.2 million in the 1996 first quarter compared to $2.4 million in the 1995 first quarter. Depreciation and amortization was $2.4 million in the 1996 first quarter compared to $1.7 million in the 1995 first quarter.

                      AZTAR CORPORATION AND SUBSIDIARIES

RAMADA EXPRESS At Ramada Express, total revenues were $22.1 million in the 1996 first quarter, up slightly from $21.4 million in last year's first quarter. Operating income was $4.7 million in the first quarter of 1996, an increase from $4.5 million in last year's first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the 1996 first quarter; rent expense was insignificant in the 1995 first quarter. Depreciation and amortization was $1.8 million in both periods.

CASINO AZTAR EVANSVILLE Casino Aztar Evansville, which opened on December 7, 1995, added $25.9 million to total consolidated revenues in the first quarter of 1996 and contributed $6.8 million to consolidated operating income. Operating income is after rent expense of $0.5 million and depreciation and amortization of $2.0 million.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, added $6.8 million to total consolidated revenues in the 1996 first quarter and had an operating loss of $0.7 million after depreciation and amortization of $0.8 million.

                      AZTAR CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 (a) In connection with Case Nos. CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, by order entered April 17, 1996, the court granted the defendants' motions and dismissed the complaint without prejudice. The plaintiffs have until May 31, 1996 to file an amended complaint.

 (b) In connection with Case No. 95cv2236(JEI), as reported under Part I,
     Item 3 of the Company's Form 10-K for the year ended December 28, 1995, Counsel for Plaintiff has responded to the Company's motion to dismiss. Pursuant to Local Rule, the Company's motion was submitted to the Court on April 25, 1996. Oral argument is tentatively scheduled for May 17, 1996.

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

(b) The Company did not file any report on Form 8-K during the quarter ended March 28, 1996.

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





Date  May 1, 1996                By  ROBERT M. HADDOCK
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