Form 10-K/A
period 1995-12-28
AZTAR CORP
filed 1996-06-05
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                            FORM 10-K/A
                          Amendment No. 1
(Mark One)

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

Part and Item of the Form 10-K                   1996 Proxy Statement
- ------------------------------                   --------------------
            PART III
            --------
ITEM 10. Directors and Executive
- -------    Officers of the Registrant            Pages 2 and 3 under
                                                 caption "Election of
                                                 Directors of the Company"
                                                 and page 5 under caption
                                                 "Compliance with Section
                                                 16(a) of the Exchange Act"

ITEM 11. Executive Compensation                  Pages 6 through 8 except
- -------                                          under caption "Board
                                                 Compensation Committee
                                                 Report"


ITEM 12. Security Ownership of
- -------    Certain Beneficial Owners
           and Management                        Page 4 under captions "5%
                                                 Beneficial Owners" and
                                                 "Directors and Executive
                                                 Officers"


ITEM 13. Certain Relationships
- -------    and Related Transactions              Page 5 under caption
                                                 "Transactions with
                                                 Management and Others"

The financial statements, reported under Part II, Item 8. Financial Statements and Supplementary Data, are being resubmitted to correct maturities of long-term debt for the five years subsequent to December 28, 1995, as follows:

Maturities of long-term debt for the five years subsequent to December 28, 1995 are as follows (in thousands):

                                       As Reported    As Amended
                                       ------------   ----------

          Year
          1996                         $     466      $     466
          1997                               439            439
          1998                               462          4,585
          1999                               403         26,653
          2000                           116,909         86,536

                                   PART II
                                   -------

ITEM 8
- ------

The information required by Item 8 is included in this report on F-1 through F-28.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     AZTAR CORPORATION  By ROBERT M. HADDOCK              June 4, 1996
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

NOTE 5.  LONG-TERM DEBT

At December 28, 1995 and December 29, 1994, long-term debt included (in thousands):
                                                           1995     1994
                                                         -------- --------
11% Senior Subordinated Notes Due 2002; redeemable
 beginning October 1, 1997 at 103.143%                   $200,000 $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                              177,768  177,650
Reducing revolving credit note; floating rate,
 8.39% at December 28, 1995; matures December 31, 1999    116,600   50,000
Other notes payable; 7% to 14.6%; maturities to 2002        1,814    2,115
Obligations under capital leases                              723    1,113
                                                         -------- --------
                                                          496,905  430,878
Less current portion                                         (466)    (666)
                                                         -------- --------
                                                         $496,439 $430,212
                                                         ======== ========

Maturities of long-term debt for the five years subsequent to December 28, 1995 are as follows (in thousands):

          Year
          1996                           $     466
          1997                                 439
          1998                               4,585
          1999                              26,653
          2000                              86,536

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

                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1995
- ----
Revenues                         $135,568  $145,390  $154,935  $136,976
Operating income (loss)            15,763    13,792    18,994    (5,848)
Income (loss) before income
 taxes                              3,046       623     5,907   (19,757)
Income taxes                       (1,086)      (98)   (1,333)    7,704
Net income (loss)                   1,960       525     4,574   (12,053)
Earnings per common and common
 equivalent share:
   Net income (loss)                  .05       .01       .11      (.31)
Earnings per common share assuming
 full dilution:
   Net income (loss)                  .05       .01       .11         *

1994
- ----
Revenues                         $130,566  $135,747  $146,847  $128,280
Operating income                   16,844    18,800    22,343    11,420
Income (loss) before income
 taxes and extraordinary items      4,638     6,622    10,121    (2,715)
Income taxes                          (85)      (41)   (2,554)      818
Extraordinary items                    --        --        --    (2,708)
Net income (loss)                   4,553     6,581     7,567    (4,605)
Earnings per common and common
 equivalent share:
   Income (loss) before
     extraordinary items              .11       .17       .19      (.05)
   Net income (loss)                  .11       .17       .19      (.12)
Earnings per common share assuming
 full dilution:
   Income (loss) before
     extraordinary items              .11       .16       .19        *
   Net income (loss)                  .11       .16       .19        *

Common Stock Prices
- -------------------
1995 - High                        $ 9.13    $10.00    $10.50    $ 9.13
     - Low                           5.63      8.00      7.63      6.88
1994 - High                          7.88      7.13      7.38      7.00
     - Low                           6.25      5.38      5.75      5.38

*  Anti-dilutive