Form 10-Q
period 1996-06-27
AZTAR CORP
filed 1996-08-06
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1996
                               --------------
                             OR
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

At July 25, 1996, the registrant had outstanding 38,498,188 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at June 27, 1996 and
    December 28, 1995                                                 3

    Consolidated Statements of Operations for the quarters
    and six months ended June 27, 1996 and June 29, 1995              5

    Consolidated Statements of Cash Flows for the six months
    ended June 27, 1996 and June 29, 1995                             7

    Consolidated Statements of Shareholders' Equity for the
    six months ended June 27, 1996 and June 29, 1995                  9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               June 27,    December 28,
                                                 1996           1995
                                              -----------   ------------
Assets
Current assets:
  Cash and cash equivalents                    $   29,623   $   26,527
  Accounts receivable, net                         24,766       21,325
  Refundable income taxes                           1,305        1,261
  Inventories                                       7,176        6,591
  Prepaid expenses                                 10,445        9,417
  Deferred income taxes                             8,013        8,013
                                               ----------   ----------
    Total current assets                           81,328       73,134

Investments in and advances to
  unconsolidated partnership                       10,889       11,467
Other investments                                  29,526       27,964

Property and equipment:
  Buildings, riverboats and equipment, net        758,416      711,454
  Land                                             95,718       95,589
  Construction in progress                         44,004       46,102
  Leased under capital leases, net                    391          535
                                               ----------   ----------
                                                  898,529      853,680

Deferred charges and other assets                  43,456       46,993
                                               ----------   ----------

                                               $1,063,728   $1,013,238
                                               ==========   ==========


















The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                             June 27,       December 28,
                                               1996             1995
                                            ------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   59,867       $   60,226
  Accrued payroll and employee benefits         20,444           18,012
  Accrued interest payable                      13,083           14,995
  Income taxes payable                           1,198            2,197
  Current portion of long-term debt                417              466
  Current portion of other long-term
    liabilities                                  4,126            6,172
                                            ----------       ----------
    Total current liabilities                   99,135          102,068

Long-term debt                                 548,813          496,439
Other long-term liabilities                     28,621           30,699
Deferred income taxes                           19,248           18,914
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,347 and $6,114)           5,770            5,459

Shareholders' equity:
  Common stock, $.01 par value (38,485,926
    and 38,265,813 shares outstanding)             424              422
  Paid-in capital                              353,844          352,221
  Retained earnings                             25,407           24,922
  Less: Treasury stock                         (17,040)         (17,027)
        Unearned compensation                     (494)            (879)
                                            ----------       ----------
            Total shareholders' equity         362,141          359,659
                                            ----------       ----------

                                            $1,063,728       $1,013,238
                                            ==========       ==========














The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended June 27, 1996 and June 29, 1995
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                        Second Quarter         Six Months
                                      -------------------  ------------------
                                         1996      1995      1996      1995
                                      --------- --------- --------- ---------

Revenues
  Casino                              $158,530  $118,935  $308,830  $230,847
  Rooms                                 12,008    10,448    23,133    20,149
  Food and beverage                     13,908    11,980    27,540    23,107
  Other                                  5,047     4,027    10,196     6,855
                                      --------  --------  --------  --------
                                       189,493   145,390   369,699   280,958
Costs and expenses
  Casino                                77,244    55,606   150,240   110,320
  Rooms                                  6,887     6,405    13,315    12,188
  Food and beverage                     13,061    11,068    25,794    21,453
  Other                                  4,622     2,397     9,298     4,204
  Marketing                             23,096    14,018    42,819    24,944
  General and administrative            17,409    13,288    34,615    24,264
  Utilities                              3,524     3,032     6,563     5,967
  Repairs and maintenance                5,776     5,041    11,492     9,960
  Provision for doubtful accounts          743       886     2,114     1,681
  Property taxes and insurance           5,915     4,798    11,440     9,515
  Rent                                   3,449     2,843     6,719     5,639
  Depreciation and amortization         12,303     9,630    24,213    18,682
  Preopening costs                          76     2,586        76     2,586
                                      --------  --------  --------  --------
                                       174,105   131,598   338,698   251,403
                                      --------  --------  --------  --------
Operating income                        15,388    13,792    31,001    29,555

  Interest income                          628       889     1,217     1,717
  Interest expense                     (14,603)  (12,735)  (28,245)  (24,954)
                                      --------  --------  --------  --------
Income before other items
  and income taxes                       1,413     1,946     3,973     6,318

  Equity in unconsolidated
    partnership's loss                  (1,214)   (1,323)   (2,403)   (2,649)
                                      --------  --------  --------  --------
Income before income taxes                 199       623     1,570     3,669

  Income taxes                            (159)      (98)     (761)   (1,184)
                                      --------  --------  --------  --------
Net income                            $     40  $    525  $    809  $  2,485
                                      ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (continued)
              For the periods ended June 27, 1996 and June 29, 1995
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                        Second Quarter         Six Months
                                      -------------------  ------------------
                                         1996      1995      1996      1995
                                      --------- --------- --------- ---------

Net income per common and
  common equivalent share             $     --  $    .01  $    .01  $    .06

Net income per common share
  assuming full dilution              $     --  $    .01  $    .01  $    .05

Weighted average common shares
  applicable to:
  Net income per common and
    common equivalent share             39,694    39,119    39,464    38,852
  Net income per common share
    assuming full dilution              40,684    40,145    40,644    39,997






























The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             For the periods ended June 27, 1996 and June 29, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                             Six Months
                                                       ---------------------
                                                          1996       1995
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $     809   $   2,485
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          25,812      20,516
   Provision for losses on accounts receivable             2,114       1,681
   Loss on reinvestment obligation                           277          --
   Rent expense                                             (441)       (340)
   Distribution in excess of equity in income
     of partnership                                          578         591
   Deferred income taxes                                     334         246
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (5,555)     (4,159)
     (Increase) decrease in refundable income taxes          (44)       (864)
     (Increase) decrease in inventories and
      prepaid expenses                                    (1,767)        598
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable             (481)     14,995
     Other items, net                                      1,711       1,585
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     23,347      37,334
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        556         488
Reduction in other investments                               193       5,183
Purchases of property and equipment                      (67,122)    (54,503)
Additions to other long-term assets                       (2,637)     (6,721)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (69,010)    (55,553)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  96,700      30,000
Proceeds from issuance of common stock                     1,146       1,391
Principal payments on long-term debt                     (44,516)    (10,311)
Principal payments on other long-term liabilities         (3,988)         --
Debt issuance costs                                           --         (80)
Preferred stock dividend                                    (368)       (380)
Redemption of preferred stock                               (215)       (137)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     48,759      20,483
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       3,096       2,264
Cash and cash equivalents at beginning of period          26,527      43,861
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  29,623   $  46,125
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended June 27, 1996 and June 29, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                               Six Months
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --   $     41
 Tax benefit from stock options and preferred stock
   dividend                                                    397        552
 Issuance of restricted stock                                  136      2,244
 Forfeiture of restricted stock                                 13        142

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 29,066   $ 23,360
 Income taxes paid                                           1,073      1,257
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended June 27, 1996 and June 29, 1995
            -------------------------------------------------------
                    (in thousands, except number of shares)

                                                            Six Months
                                                      ---------------------
                                                         1996        1995
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    422    $    414
 Stock options exercised for 210,570 and 354,562
   shares                                                    2           4
 Issuance of 292,000 shares of restricted stock
   in 1995                                                  --           3
                                                      --------    --------
   Ending balance                                          424         421
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     352,221     347,284
 Stock options exercised                                 1,144       1,387
 Tax benefit from stock options exercised                  343         484
 Restricted stock                                          136       2,241
                                                      --------    --------
   Ending balance                                      353,844     351,396
                                                      --------    --------

Retained earnings:
 Beginning balance                                      24,922      30,555
 Preferred stock dividend, net of income tax
   benefit of $54 and $68                                 (324)       (312)
 Net income                                                809       2,485
                                                      --------    --------
   Ending balance                                       25,407      32,728
                                                      --------    --------

Treasury stock:
 Beginning balance                                     (17,027)    (16,885)
 Forfeiture of 2,000 and 18,000 shares
   of restricted stock                                     (13)       (142)
                                                      --------    --------
   Ending balance                                      (17,040)    (17,027)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (879)         --
 Restricted stock                                         (136)     (2,244)
 Amortization                                              508         773
 Forfeiture of restricted stock                             13         142
                                                      --------    --------
   Ending balance                                         (494)     (1,329)
                                                      --------    --------

                                                      $362,141    $366,189
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarter and six months ended 1996 was $1,180,000 and $2,723,000, respectively; and $1,162,000 and $2,351,000 for the quarter and six months ended 1995. Capitalized preopening costs, included in deferred charges and other assets, were $1,371,000 at June 27, 1996. There were no capitalized preopening costs at December 28, 1995. Capitalized costs related to various development projects, included in deferred charges and other assets, were $1,547,000 and $1,458,000 at June 27, 1996 and December 28, 1995, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 1995.

Note 2: Investments in and Advances to Unconsolidated Partnership
- -----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended June 27, 1996 and June 29, 1995 (in thousands):


                               Second Quarter           Six Months
                            ------------------     -------------------
                              1996      1995         1996       1995
                            --------  --------     --------   --------
   Revenues                 $  4,153  $  4,385     $  8,308   $  8,774
   Operating expenses           (746)     (692)      (1,430)    (1,376)
                            --------  --------     --------   --------
   Operating income            3,407     3,693        6,878      7,398
   Interest expense           (1,408)   (1,680)      (2,828)    (3,374)
                            --------  --------     --------   --------
     Net income             $  1,999  $  2,013     $  4,050   $  4,024
                            ========  ========     ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
- -----------------------
At June 27, 1996 and December 28, 1995, long-term debt included (in thousands):
                                                     1996       1995
                                                   ---------  ---------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       177,832    177,768
    Reducing revolving credit note (floating
       rate); matures December 31, 1999              169,000    116,600
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,797      1,814
    Obligations under capital leases                     601        723
                                                   ---------  ---------
                                                     549,230    496,905
Less current portion                                    (417)      (466)
                                                   ---------  ---------
                                                    $548,813   $496,439
                                                   =========  =========
Note 4:  Other Long-term Liabilities
- -------------------------------------
At June 27, 1996 and December 28, 1995, other long-term liabilities consisted of (in thousands):
                                                     1996       1995
                                                   --------   --------
    Accrued rent expense                           $ 12,602   $ 13,043
    Obligation to City of Evansville and
      other civic and community organizations         9,425     13,400
    Deferred compensation and retirement plans       10,044      9,739
    Las Vegas Boulevard beautification assessment       522        535
    Deferred income                                     154        154
                                                   --------   --------
                                                     32,747     36,871
    Less current portion                             (4,126)    (6,172)
                                                   --------   --------
                                                   $ 28,621   $ 30,699
                                                   ========   ========
Note 5:  Income Taxes
- ----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service has completed its examination of the income tax returns for the years 1986 and 1987. Ramada has signed a partial agreement for those two years and has filed a petition with the U.S. Tax Court for two remaining issues. Management expects those two issues to be resolved on satisfactory terms prior to trial. The Internal Revenue Service is examining the income tax returns for the years 1988 through 1993. The New Jersey Division of Taxation is examining the income tax returns for the years 1986 through 1989. Management believes that adequate provision for income taxes and interest has been made in the financial statements. In connection with the Internal Revenue Service examinations of the years 1986 through 1989, management has been conservative in providing for amounts that could be due upon settlement. It is reasonably possible that these examinations could be favorably settled in the near term.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Gross deferred tax assets are reduced by a valuation allowance. The December 29, 1994 valuation allowance was reduced during 1995 which caused a decrease in income tax expense of $326,000 and $497,000 in the 1995 second quarter and six-month periods, respectively.

Note 6:  Net Income Per Share
- -----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock and stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of restricted stock, stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 7:  Contingencies and Commitments
- --------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,936,000 and $3,941,000 at June 27, 1996 and December 28, 1995, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21,251,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. This requirement was waived at June 27, 1996. A determination has been made for the period ended June 27, 1996, that the additional security deposit will be required by September 25, 1996 unless the requirement is again waived by the lessor. The Company has a 50% partnership interest in the lessor.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company has severance agreements with certain of its senior executives. Severance benefits for three of the executives consist of, among other things, a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the three years preceding termination of employment, payment of the value in their outstanding stock options and vesting and distribution of any restricted stock. Certain other executives would receive a lump-sum cash payment equal to their annual base salary plus a three-year average of their annual bonus, plus the other described benefits. Some of the executives would receive a lump-sum cash payment equal to their base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated is approximately $24,900,000 as of June 27, 1996.

The Company had commitments for the purchase of property and equipment of approximately $36,000,000 at June 27, 1996.

Note 8:  Subsequent Events
- --------------------------
On July 31, 1996, the Company issued 6,000,000 shares of common stock, par value $.01 per share, at a price of $9.50 per share. On August 5, 1996, the Company issued 279,200 shares of common stock, par value $.01 per share, at a price of $9.50 per share as part of an over-allotment option contained in an underwriting agreement dated July 25, 1996. The combined net proceeds from both issuances of approximately $55,800,000, after deducting the underwriters' discount and estimated expenses payable by the Company, will be used for general corporate purposes, including ongoing and potential development of casino and hotel facilities. Pending specific application, the Company will use such net proceeds to reduce amounts outstanding (and permitted to be reborrowed, subject to the conditions contained therein) under its reducing revolving credit facility, which matures on December 31, 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

The Company's expansion of Tropicana Casino and Resort in Atlantic City, New Jersey (which had been known as "TropWorld Casino and Entertainment Resort"), consisting primarily of a 604-room hotel tower, opened in late April 1996. The new hotel tower includes a concierge floor of six large penthouse suites completed in late July 1996 to attract high-end players. The Company's expenditures for property and equipment on the expansion project for the year to date through June 27, 1996 were approximately $27 million. Modifications made to the existing facilities include the construction of a new hotel lobby, refurbishment of all existing hotel rooms and extensive improvements to the casino. The Company held a grand opening celebration of its new facilities on the Fourth of July weekend and used this event as an opportunity to rename the property.

At Casino Aztar Evansville in Indiana, construction of the 250-room hotel, an entertainment and ticketing pavilion, a parking garage and other amenities is on schedule for completion by December 1996. The Company's expenditures for property and equipment on this project for the year to date through June 27, 1996 were approximately $22.4 million.

During the first half of 1996, the Company borrowed $96.7 million and repaid $44.3 million under the reducing revolving credit facility (the "Credit Facility"), leaving an outstanding balance of $169 million at June 27, 1996. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 4.85 to 1 at June 27, 1996 and the maximum allowable ratio was 4.50 to 1. The Company has received a waiver from its lenders under the Credit Facility with respect to the maximum allowable debt to operating cash flow ratio at June 27, 1996. The effect of this action is to waive compliance with this covenant for the entire third quarter, and accordingly, the Company expects to have access to borrowings under the Credit Facility during such period. A similar waiver had been obtained at December 28, 1995, but was not necessary at March 28, 1996. The maximum allowable ratio decreases to 4.25 to 1 at September 26, 1996, 3.75 to 1 at the end of fiscal 1996 and to 3.25 to 1 at the end of fiscal 1997. The Company's ability to maintain or increase debt capacity is contingent on increased levels of operating cash flow or deleveraging by the use of additional equity.

At June 27, 1996, the Company had commitments of approximately $36 million for the purchase of property and equipment.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21.3 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. This requirement was waived at June 27, 1996. A determination has been made for the period ended June 27, 1996, that the additional security deposit will be required by September 25, 1996 unless the requirement is again waived by the lessor.

On July 31, 1996, the Company issued 6,000,000 shares of common stock, par value $.01 per share, at a price of $9.50 per share. On August 5, 1996, the

                      AZTAR CORPORATION AND SUBSIDIARIES

Company issued 279,200 shares of common stock, par value $.01 per share, at a price of $9.50 per share as part of an over-allotment option contained in an underwriting agreement dated July 25, 1996. The combined net proceeds from both issuances of approximately $55,800,000, after deducting the underwriters' discount and estimated expenses payable by the Company, will be used for general corporate purposes, including ongoing and potential development of casino and hotel facilities. Pending specific application, the Company will use such net proceeds to reduce amounts outstanding (and permitted to be reborrowed, subject to the conditions contained therein) under its Credit Facility, which matures on December 31, 1999.

Results of Operations

Six Months Ended June 27, 1996 Compared to Six Months Ended June 29, 1995

The Company's consolidated revenues for the first half of 1996 were $369.7 million, a 32% increase over $281.0 million for the first half of 1995. The increase in consolidated revenues was largely as a result of added revenues attributable to operations at the Company's riverboat casino in Evansville, Indiana, which opened on December 7, 1995. The increase in consolidated revenues also reflected increased revenues from the Company's riverboat casino in Caruthersville, Missouri, which began operations on April 28, 1995, and higher total revenues at all three of the Company's land-based facilities. Consolidated operating income for the first half of 1996 was $31.0 million, a 5% increase over $29.6 million for the first half of last year. A strong operating performance by Casino Aztar Evansville and increased operating results from Casino Aztar Caruthersville combined with improved operating results at Tropicana Las Vegas more than offset lower operating results at Tropicana Atlantic City. The Atlantic City Tropicana's results for the first half of 1996 were significantly impeded by disruption to operations due to the expansion and renovation activities at the property, as well as increased costs associated with promotional programs implemented to increase market share in anticipation of the opening of the new facilities. In addition, results at the Atlantic City Tropicana for the first half of 1996 were reduced as a result of severe winter weather. Consolidated operating results for the 1996 six-month period reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities. Consolidated operating income is after the writeoff of preopening costs of $0.1 million in the 1996 six-month period compared to $2.6 million in the 1995 six-month period.

Consolidated interest expense increased by $3.3 million or 13% in the first half of 1996 compared to the first half of 1995. The increase was mainly as a result of higher levels of debt outstanding under the Credit Facility during the 1996 six-month period, partially offset by the lower average interest rates in effect on that debt during the 1996 six-month period.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $176.2 million in the first half of 1996, up 6% from $165.9 million in the first half of last year. Casino revenue was 6% higher in the first half of 1996

                      AZTAR CORPORATION AND SUBSIDIARIES

versus 1995, primarily reflecting a $5.0 million increase in games revenue as well as a 4% increase in slot revenue due to an increase in coin redemptions mainly associated with the bus segment of the market. Rooms revenue was 32% higher in the 1996 versus 1995 six-month period due to an increase in the number of occupied rooms as well as an increase in average daily room rates. The increase in occupied rooms was primarily attributable to the opening in late April 1996 of the new hotel tower.

Tropicana Atlantic City had operating income of $14.0 million in the 1996 six-month period, down 53% from $30.1 million in the 1995 six-month period. The Atlantic City Tropicana's results for the first half of 1996 were reduced as a result of the factors noted above. Casino costs were 18% higher in the 1996 versus 1995 six-month period as a result of the increase in coin redemptions and increased direct costs associated with the increase in games business. Rooms costs increased by 35% in the 1996 versus 1995 six-month period primarily due to increased direct costs associated with the opening of the new hotel tower. Marketing costs were $7.1 million, or 42%, higher in the first half of 1996 versus the first half of 1995 primarily due to an increased number of promotions and special events. General and administrative expense increased by $3.0 million, or 35%, in the 1996 versus 1995 six-month period. General and administrative expense for the 1995 six-month period included a gain associated with funds received from the Casino Reinvestment Development Authority ("CRDA") in conjunction with the construction of the hotel tower. The increase in general and administrative expense also reflected increases in executive and security payroll related to the increased promotional activities and a pretax loss on disposal of assets in 1996 related to the construction of the new casino facilities at the property. Operating results for the 1996 six-month period included a $0.1 million writeoff of preopening costs related to the new hotel tower. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in the 1996 six-month period compared to $0.7 million in the 1995 six-month period. Depreciation and amortization was $10.3 million in the first half of 1996 compared to $11.1 million in the first half of 1995.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $82.7 million in the first half of 1996 compared to $69.6 million in the first half of 1995, a 19% increase reflecting increases in all revenue components. Casino revenue was 20% higher in the 1996 versus 1995 six-month period, primarily reflecting a substantial increase in baccarat revenue. In mid-1995, the Company adopted new marketing initiatives at Tropicana Las Vegas to increase premium table game business while maintaining slot revenue. Rooms revenue increased by 14% in the first half of 1996 versus 1995 due to an increase in average daily room rates as well as an increase in the number of occupied rooms. Food and beverage revenue was 17% higher in the first half of 1996 due to higher volume associated with the introduction of a buffet in mid-1995 and capital improvements associated with two restaurants.

Tropicana Las Vegas had operating income of $2.3 million for the first half of 1996 compared to $0.3 million for last year's first half. Casino costs were 26% higher in the 1996 versus 1995 six-month period, primarily reflecting the higher costs associated with increasing the premium table games business. Consistent with the increases in rooms and food and beverage revenues were increases in rooms and food and beverage costs as a result of

                      AZTAR CORPORATION AND SUBSIDIARIES

increased direct costs. Operating income is after rent and depreciation and amortization expenses. Rent expense was $4.5 million in the 1996 six-month period compared to $4.7 million in the 1995 six-month period. Depreciation and amortization was $4.5 million in the 1996 six-month period compared to $3.5 million in last year's six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $42.5 million in the first half of 1996, up slightly from $41.9 million in the first half of last year. Operating income was $7.9 million in the first half of 1996, an increase from $7.7 million in the first half of last year. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the 1996 six-month period; rent expense was insignificant in the 1995 six-month period. Depreciation and amortization was $3.6 million in both periods.

CASINO AZTAR EVANSVILLE Casino Aztar Evansville, which opened on December 7, 1995, added $54.7 million to total consolidated revenues in the 1996 six-month period and contributed $14.2 million to consolidated operating income. Operating income is after rent expense of $1.1 million and depreciation and amortization of $4.0 million.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, had total revenues of $13.6 million and an operating loss of $1.4 million in the 1996 six-month period compared to total revenues of $3.6 million and an operating loss of $2.8 million for the period of operations in 1995. Operating results in the 1995 period of operations included a $2.6 million writeoff of preopening costs. Operating income is after depreciation and amortization of $1.7 million in the 1996 six-month period and $0.4 million in the 1995 period of operations.

Quarter Ended June 27, 1996 Compared to Quarter Ended June 29, 1995

The Company's consolidated revenues for the 1996 second quarter were $189.5 million, a 30% increase over $145.4 million for the 1995 second quarter. The increase in consolidated revenues was largely as a result of added revenues attributable to Casino Aztar Evansville, which opened in December 1995. The increase in consolidated revenues also reflected increased revenues from Casino Aztar Caruthersville, which began operations on April 28, 1995, and higher total revenues at Tropicana Atlantic City and Tropicana Las Vegas. Consolidated operating income for the second quarter of 1996 was $15.4 million, a 12% increase over $13.8 million for last year's second quarter. A strong operating performance by Casino Aztar Evansville combined with increased operating results from Casino Aztar Caruthersville more than offset lower operating results at Tropicana Atlantic City. The Atlantic City Tropicana's results for the second quarter of 1996 were significantly impeded by disruption to operations due to the expansion and renovation activities at the property, as well as increased costs associated with promotional programs implemented to increase market share in anticipation of the opening of the new facilities. Consolidated operating results for the 1996 second quarter reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities. Consolidated operating income is after the writeoff of preopening costs of $0.1 million in the 1996 second quarter compared to $2.6 million in the 1995 second quarter.

                      AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense increased by $1.9 million or 15% in the 1996 versus 1995 second quarter. The increase was mainly as a result of higher levels of debt outstanding under the Credit Facility during the 1996 second quarter, partially offset by lower average interest rates in effect on that debt during the 1996 second quarter.

For a discussion of income taxes, refer to "Note 5: Income Taxes."

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $92.4 million in the 1996 second quarter, up 8% from $85.8 million in the 1995 second quarter. Casino revenue was 8% higher in the 1996 versus 1995 second quarter, primarily reflecting a $3.1 million increase in games revenue as well as a 5% increase in slot revenue due to an increase in coin redemptions mainly associated with the bus segment of the market. Rooms revenue was 51% higher in the 1996 second quarter due to an increase in the number of occupied rooms as well as an increase in average daily room rates. The increase in occupied rooms was primarily attributable to the opening of the new hotel tower.

Tropicana Atlantic City had operating income of $7.5 million in the second quarter of 1996, a 53% decline from $16.2 million in last year's second quarter. The Atlantic City Tropicana's results for the 1996 second quarter were reduced as a result of the factors noted above. Casino costs were 22% higher in the 1996 versus 1995 second quarter as a result of the increase in coin redemptions and increased direct costs associated with the increase in games business. Rooms costs increased by 46% in the 1996 versus 1995 second quarter primarily due to increased direct costs associated with the opening of the new hotel tower. Marketing costs were $3.1 million, or 33%, higher in the 1996 second quarter primarily due to an increased number of promotions and special events. General and administrative expense increased by $1.8 million, or 38%, in the 1996 versus 1995 second quarter. General and administrative expense for the 1995 second quarter included a gain associated with funds received from the CRDA in conjunction with the construction of the hotel tower. The increase in general and administrative expense also reflected increases in executive and security payroll related to the increased promotional activities and a pretax loss on disposal of assets in 1996 related to the construction of the new casino facilities at the property. Operating results for the 1996 second quarter included a $0.1 million writeoff of preopening costs related to the new hotel tower. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.4 million in both periods and depreciation and amortization was $5.5 million in both periods.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $41.1 million in the 1996 second quarter compared to $35.4 million in the 1995 second quarter, a 16% increase reflecting increases in all revenue components. Casino revenue was 16% higher in the 1996 versus 1995 second quarter, primarily reflecting a substantial increase in baccarat revenue. Rooms revenue increased by 10% in the 1996 versus 1995 second quarter due to an increase in average daily room rates as well as an increase in the number of occupied rooms. Food and beverage revenue was 16% higher in the second quarter of 1996 due to higher volume associated with the introduction of a buffet in mid-1995 and capital improvements associated with two restaurants.

                      AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Las Vegas had operating income of $0.6 million in the second quarter of 1996 compared to $0.3 million in the second quarter of 1995. Casino costs were 30% higher in the 1996 versus 1995 second quarter, primarily reflecting the higher costs associated with increasing the premium table games business. Consistent with the increases in rooms and food and beverage revenues were increases in rooms and food and beverage costs as a result of increased direct costs. Marketing costs were 28% higher in the 1996 versus 1995 second quarter due to increased contract entertainment and advertising costs as well as an increased number of promotional programs. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in both periods. Depreciation and amortization was $2.1 million in the 1996 second quarter compared to $1.8 million in the 1995 second quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $20.4 million in the second quarter of 1996, down slightly from $20.6 million in the second quarter of last year. Operating income was $3.2 million in the 1996 second quarter, a slight decrease from $3.3 million in last year's second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was insignificant in both periods. Depreciation and amortization was $1.8 million in both periods.

CASINO AZTAR EVANSVILLE Casino Aztar Evansville, which opened in December 1995, added $28.8 million to total consolidated revenues in the 1996 second quarter and contributed $7.4 million to consolidated operating income. Operating income is after rent expense of $0.6 million and depreciation and amortization of $2.0 million.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened on April 28, 1995, had total revenues of $6.8 million and an operating loss of $0.6 million in the 1996 second quarter compared to total revenues of $3.6 million and an operating loss of $2.8 million for the period of operations in 1995. Operating results in the 1995 period of operations included a $2.6 million writeoff of preopening costs. Operating income is after depreciation and amortization of $0.8 million in the 1996 second quarter and $0.4 million in the 1995 period of operations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 (a) In connection with Case Nos. CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ) (collectively, the Poulos/Ahearn Case") , as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, by order entered April 17, 1996, as reported under Part II,
     Item 1(a) of the Company's Form 10-Q for the quarter ended March 28, 1996, the court granted the defendants' motions and dismissed the complaint without prejudice. On May 31, 1996, the plaintiffs filed an amended complaint and the defendants have again moved to dismiss it for failure to state a claim. The claims in the amended complaint seek damages that are the same as those in the original complaint. No hearing date has been set. On May 31, 1996, the plaintiffs filed a motion to substitute Brenda McElmore for Mr. Ahearn as one of the class representatives. This motion has not been opposed by the Company. No hearing date has been set.

                      AZTAR CORPORATION AND SUBSIDIARIES

 (b) In connection with Case No. 95cv2236(JEI), as reported under Part I,
     Item 3 of the Company's Form 10-K for the year ended December 28, 1995, Counsel for Plaintiff, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended March 28, 1996, has responded to the Company's motion to dismiss and pursuant to Local Rule, the Company's motion was submitted to the Court on April 25, 1996. On
     May 30, 1996, the court ordered that defendants' motions to dismiss the complaint be granted and plaintiff's complaint be dismissed in its entirety.

 (c) In connection with Case No. CV-S-95-936-LDG(RLH) (the "Poulos vs. Ambassador Cruise Lines Case"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, the plaintiff in Case No. CV-S-95-00923-LDG(RJJ) (the "Schreier Case"), has sought review of the Court's denial of the motion to consolidate the Schreier Case with the Poulos/Ahearn Case and the Poulos vs. Ambassador Cruise Lines Case. No hearing date has been set on this motion.

 (d) On March 27, 1996, a purported consumer class action entitled Payne, et al. v. Aztar Corporation, et. al., Case No. 00698592, was filed in the state Superior Court in San Diego, California naming as defendants the Company and several other entities whom plaintiffs allege are casino owners or operators. Plaintiffs purport to bring the action on behalf of a class consisting of all persons in California who have played video poker machines owned or operated by defendants. Plaintiffs allege that defendants have engaged in a course of fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on a false belief conveyed by defendants concerning how such machines operate and that such conduct violates various provisions of the California Business and Professions Code and the so-called Consumer Legal Remedies Act. Plaintiffs seek unspecified compensatory and punitive damages, disgorgement and other equitable remedies and attorneys' fees and other costs. Defendants have removed the action to the United States District Court for the Southern District of California in San Diego, Case No. 96-905-J(CGA), and filed various motions to dismiss and or transfer the action to the United States District Court for the District of Nevada where the Poulos/Ahearn Case and the Schreier Case are pending. Plaintiffs' attorneys in the Payne case include attorneys who represent the plaintiffs in the Poulos/Ahearn Case and the Schreier Case. Plaintiffs have filed a motion to have the case remanded to state court contending that the federal court lacks subject matter jurisdiction over the case. These motions are now scheduled to be heard on various dates in the period October-December 1996. The Company believes that plaintiffs' allegations are without merit and intends to defend the action vigorously.

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

(b)  On July 12, 1996, the Company filed a report on Form
     8-K under Item 5. Other Events to file, as Exhibit 99, the news release issued by the Registrant on July 11, 1996 reporting the Company's financial results for the second quarter and six months ended June 27, 1996.

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





Date August 6, 1996              By  ROBERT M. HADDOCK
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