Form 10-Q
period 1996-09-26
AZTAR CORP
filed 1996-11-06
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1996
                               ------------------
                             OR
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

At October 24, 1996, the registrant had outstanding 44,935,806 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at September 26, 1996 and
    December 28, 1995                                                 3

    Consolidated Statements of Operations for the quarters and
    nine months ended September 26, 1996 and September 28, 1995       5

    Consolidated Statements of Cash Flows for the nine months
    ended September 26, 1996 and September 28, 1995                   7

    Consolidated Statements of Shareholders' Equity for the
    nine months ended September 26, 1996 and September 28, 1995       9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                             September 26,    December 28,
                                                 1996            1995
                                             ------------     ------------
Assets
Current assets:
  Cash and cash equivalents                   $   31,238       $   26,527
  Accounts receivable, net                        31,023           21,325
  Refundable income taxes                            920            1,261
  Inventories                                      6,947            6,591
  Prepaid expenses                                 8,813            9,417
  Deferred income taxes                            8,837            8,013
                                              ----------       ----------
    Total current assets                          87,778           73,134

Investments in and advances to
  unconsolidated partnership                      10,648           11,467
Other investments                                 30,323           27,964

Property and equipment:
  Buildings, riverboats and equipment, net       765,918          711,454
  Land                                            96,019           95,589
  Construction in progress                        55,604           46,102
  Leased under capital leases, net                   415              535
                                              ----------       ----------
                                                 917,956          853,680

Deferred charges and other assets                 41,034           46,993
                                              ----------       ----------

                                              $1,087,739       $1,013,238
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

                                            September 26,   December 28,
                                                 1996           1995
                                            -------------   ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   58,134       $   60,226
  Accrued payroll and employee benefits         20,809           18,012
  Accrued interest payable                      24,382           14,995
  Income taxes payable                           1,967            2,197
  Current portion of long-term debt                426              466
  Current portion of other long-term
    liabilities                                  4,159            6,172
                                            ----------       ----------
    Total current liabilities                  109,877          102,068

Long-term debt                                 504,807          496,439
Other long-term liabilities                     28,191           30,699
Deferred income taxes                           19,751           18,914
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $7,950 and $6,114)           5,889            5,459

Shareholders' equity:
  Common stock, $.01 par value (44,928,419
    and 38,265,813 shares outstanding)             489              422
  Paid-in capital                              410,726          352,221
  Retained earnings                             25,277           24,922
  Less: Treasury stock                         (17,084)         (17,027)
        Unearned compensation                     (184)            (879)
                                            ----------       ----------
            Total shareholders' equity         419,224          359,659
                                            ----------       ----------

                                            $1,087,739       $1,013,238
                                            ==========       ==========














The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
         For the periods ended September 26, 1996 and September 28, 1995
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                         Third Quarter        Nine Months
                                      -------------------  ------------------
                                         1996      1995      1996      1995
                                      --------- --------- --------- ---------

Revenues
  Casino                              $173,199  $127,382  $482,029  $358,229
  Rooms                                 12,008    10,596    35,141    30,745
  Food and beverage                     13,785    12,516    41,325    35,623
  Other                                  5,285     4,441    15,481    11,296
                                      --------  --------  --------  --------
                                       204,277   154,935   573,976   435,893
Costs and expenses
  Casino                                82,744    58,677   232,984   168,997
  Rooms                                  7,418     6,727    20,733    18,915
  Food and beverage                     13,581    11,834    39,375    33,287
  Other                                  5,311     2,856    14,609     7,060
  Marketing                             23,813    15,296    66,632    40,240
  General and administrative            17,988    11,675    52,603    35,939
  Utilities                              4,870     4,598    11,433    10,565
  Repairs and maintenance                6,492     5,148    17,984    15,108
  Provision for doubtful accounts        1,233       955     3,347     2,636
  Property taxes and insurance           5,971     5,186    17,411    14,701
  Rent                                   4,335     2,757    11,054     8,396
  Depreciation and amortization         12,194    10,181    36,407    28,863
  Preopening costs                       2,197        51     2,273     2,637
                                      --------  --------  --------  --------
                                       188,147   135,941   526,845   387,344
                                      --------  --------  --------  --------
Operating income                        16,130    18,994    47,131    48,549

  Interest income                          545       820     1,762     2,537
  Interest expense                     (14,327)  (12,687)  (42,572)  (37,641)
                                      --------  --------  --------  --------
Income before other items
  and income taxes                       2,348     7,127     6,321    13,445

  Equity in unconsolidated
    partnership's loss                  (1,139)   (1,220)   (3,542)   (3,869)
                                      --------  --------  --------  --------
Income before income taxes               1,209     5,907     2,779     9,576

  Income taxes                          (1,162)   (1,333)   (1,923)   (2,517)
                                      --------  --------  --------  --------
Net income                            $     47  $  4,574  $    856  $  7,059
                                      ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (continued)
         For the periods ended September 26, 1996 and September 28, 1995
         ---------------------------------------------------------------
                      (in thousands, except per share data)


                                         Third Quarter        Nine Months
                                      -------------------  ------------------
                                         1996      1995      1996      1995
                                      --------- --------- --------- ---------

Net income per common and
  common equivalent share             $     --  $    .11  $    .01  $    .17

Net income per common share
  assuming full dilution              $     --  $    .11  $    .01  $    .16

Weighted average common shares
  applicable to:
  Net income per common and
    common equivalent share             43,704    39,209    40,878    38,971
  Net income per common share
    assuming full dilution              44,660    40,202    41,873    40,038






























The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        For the periods ended September 26, 1996 and September 28, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                             Nine Months
                                                       ---------------------
                                                          1996       1995
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $     856   $   7,059
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                          38,830      31,529
   Provision for losses on accounts receivable             3,347       2,636
   Loss on reinvestment obligation                           520          --
   Rent expense                                             (645)       (493)
   Distribution in excess of equity in income
     of partnership                                          819         879
   Deferred income taxes                                      13        (280)
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable          (13,045)     (6,603)
     (Increase) decrease in refundable income taxes          341         723
     (Increase) decrease in inventories and
      prepaid expenses                                       (62)        685
     Increase (decrease) in accounts payable,
      accrued expenses and income taxes payable           10,505      23,779
     Other items, net                                      4,472         968
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     45,951      60,882
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                      1,150       1,009
Reduction in other investments                               383       8,602
(Increase)decrease in invested funds                          --       8,250
Purchases of property and equipment                      (98,307)    (86,863)
Additions to other long-term assets                       (4,840)    (12,256)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities   (101,614)    (81,258)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 154,800      35,000
Proceeds from issuance of common stock                    57,674       1,945
Principal payments on long-term debt                    (146,685)    (10,443)
Principal payments on other long-term liabilities         (4,313)         --
Debt issuance costs                                           --         (80)
Preferred stock dividend                                    (726)       (754)
Redemption of preferred stock                               (376)       (211)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     60,374      25,457
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents       4,711       5,081
Cash and cash equivalents at beginning of period          26,527      43,861
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  31,238   $  48,942
                                                       =========   =========
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
        For the periods ended September 26, 1996 and September 28, 1995
        ---------------------------------------------------------------
                                (in thousands)
                                                               Nine Months
                                                          -------------------
                                                            1996       1995
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --   $     41
 Tax benefit from stock options and preferred stock
   dividend                                                    840        858
 Issuance of restricted stock                                  136      2,194
 Forfeiture of restricted stock                                 57        142

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 31,537   $ 23,880
 Income taxes paid                                           1,075        843
































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
        For the periods ended September 26, 1996 and September 28, 1995
        ---------------------------------------------------------------
                    (in thousands, except number of shares)

                                                            Nine Months
                                                      ---------------------
                                                         1996        1995
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    422    $    414
 Issuance of 6,279,200 shares of common stock in 1996       63          --
 Stock options exercised for 376,315 and 492,827
   shares                                                    4           5
 Issuance of 292,000 shares of restricted stock
   in 1995                                                  --           3
                                                      --------    --------
   Ending balance                                          489         422
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     352,221     347,284
 Issuance of common stock                               55,813          --
 Stock options exercised                                 1,794       1,940
 Tax benefit from stock options exercised                  762         759
 Restricted stock                                          136       2,191
                                                      --------    --------
   Ending balance                                      410,726     352,174
                                                      --------    --------
Retained earnings:
 Beginning balance                                      24,922      30,555
 Preferred stock dividend, net of income tax
   benefit of $78 and $99                                 (501)       (471)
 Net income                                                856       7,059
                                                      --------    --------
   Ending balance                                       25,277      37,143
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,027)    (16,885)
 Forfeiture of 8,667 and 18,000 shares
   of restricted stock                                     (57)       (142)
                                                      --------    --------
   Ending balance                                      (17,084)    (17,027)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (879)         --
 Restricted stock                                         (136)     (2,194)
 Amortization                                              774       1,064
 Forfeiture of restricted stock                             57         142
                                                      --------    --------
   Ending balance                                         (184)       (988)
                                                      --------    --------

                                                      $419,224    $371,724
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the quarter and nine months ended 1996 was $1,027,000 and $3,750,000, respectively; and $1,313,000 and $3,664,000 for the quarter and nine months ended 1995. Capitalized preopening costs, included in deferred charges and other assets, were $39,000 at September 26, 1996. There were no capitalized preopening costs at December 28, 1995. Capitalized costs related to various development projects, included in deferred charges and other assets, were $1,341,000 and $1,458,000 at September 26, 1996 and December 28, 1995, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 1995.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended September 26, 1996 and September 28, 1995 (in thousands):


                               Third Quarter            Nine Months
                            ------------------     -------------------
                              1996      1995         1996       1995
                            --------  --------     --------   --------
   Revenues                 $  4,128  $  4,197     $ 12,436   $ 12,971
   Operating expenses           (631)     (683)      (2,061)    (2,059)
                            --------  --------     --------   --------
   Operating income            3,497     3,514       10,375     10,912
   Interest expense           (1,372)   (1,482)      (4,200)    (4,856)
                            --------  --------     --------   --------
     Net income             $  2,125  $  2,032     $  6,175   $  6,056
                            ========  ========     ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------
At September 26, 1996 and December 28, 1995, long-term debt included (in thousands):
                                                     1996       1995
                                                   ---------  ---------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       177,866    177,768
    Reducing revolving credit note (floating
       rate); matures December 31, 1999              125,000    116,600
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,795      1,814
    Obligations under capital leases                     572        723
                                                   ---------  ---------
                                                     505,233    496,905
    Less current portion                                (426)      (466)
                                                   ---------  ---------
                                                    $504,807   $496,439
                                                   =========  =========
Note 4:  Other Long-term Liabilities
-------------------------------------
At September 26, 1996 and December 28, 1995, other long-term liabilities consisted of (in thousands):
                                                     1996       1995
                                                   --------   --------
    Accrued rent expense                           $ 12,398   $ 13,043
    Obligation to City of Evansville and
      other civic and community organizations         9,113     13,400
    Deferred compensation and retirement plans       10,176      9,739
    Las Vegas Boulevard beautification assessment       509        535
    Deferred income                                     154        154
                                                   --------   --------
                                                     32,350     36,871
    Less current portion                             (4,159)    (6,172)
                                                   --------   --------
                                                   $ 28,191   $ 30,699
                                                   ========   ========

Note 5:  Capital Stock
----------------------
On July 31, 1996, the Company issued 6,000,000 shares of common stock, par value $.01 per share, at a price of $9.50 per share. On August 5, 1996, the Company issued 279,200 shares of common stock, par value $.01 per share, at a price of $9.50 per share as part of an over-allotment option contained in an underwriting agreement dated July 25, 1996. The combined net proceeds from both issuances of $55,876,000, after deducting the underwriters' discount and estimated expenses payable by the Company, will be used for general corporate purposes, including ongoing and potential development of casino and hotel facilities. Pending specific application, the Company used such net proceeds to reduce amounts outstanding (and permitted to be reborrowed, subject to the conditions contained therein) under its reducing revolving credit facility, which matures on December 31, 1999.

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

The difference between the federal statutory rate and the effective tax rate was primarily attributable to state income taxes and the nondeductible nature of certain expenses. Gross deferred tax assets are reduced by a valuation allowance. The December 29, 1994 valuation allowance was reduced during 1995 which caused a decrease in income tax expense of $3,125,000 and $3,622,000 in the 1995 third quarter and nine-month periods, respectively.

Note 7:  Net Income Per Share
-----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends on the preferred stock.

Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,933,000 and $3,941,000 at September 26, 1996 and December 28, 1995, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21,251,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. This requirement was waived at September 26, 1996. A determination has been made for the period ended September 26, 1996, that the additional security deposit will be required by December 25, 1996 unless the requirement is again waived by the lessor. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits for three of the executives consist of, among other things, a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the three years preceding termination of employment, payment of the value in their outstanding stock options and vesting and distribution of any restricted stock. Certain other executives would receive a lump-sum cash payment equal to their annual base salary plus a three-year average of their annual bonus, plus the other described benefits. Some of the executives would receive a lump-sum cash payment equal to their base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated is approximately $18,900,000 as of September 26, 1996.

The Company had commitments for the purchase of property and equipment of approximately $18,000,000 at September 26, 1996.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

The Company's expansion of Tropicana Casino and Resort in Atlantic City, New Jersey (which had been known as "TropWorld Casino and Entertainment Resort"), consisting primarily of a 604-room hotel tower, opened in late April 1996. The new hotel tower includes a concierge floor of six large penthouse suites completed in late July 1996 to attract high-end players. The Company's expenditures for property and equipment on the expansion project for the year to date through September 26, 1996 were approximately $31.4 million. In addition to the expansion, the Company made modifications to the existing facilities that included the construction of a new hotel lobby, refurbishment of substantially all existing hotel rooms and extensive improvements to the casino. The Company held a grand opening celebration of its new facilities on the Fourth of July weekend and used this event as an opportunity to rename the property.

In October 1996, the Company's Casino Aztar Evansville in Indiana opened its 44,000-square-foot passenger pavilion and 1,600-space parking garage. The pavilion has passenger ticketing facilities, three restaurants, a sidewalk cafe, an entertainment lounge and a gift shop. Construction of the 250-room hotel is on schedule for completion in December 1996. The Company's expenditures for property and equipment in connection with the pavilion, parking garage and hotel for the year to date through September 26, 1996 were approximately $39.2 million.

During the nine months of 1996, the Company borrowed $154.8 million and repaid $146.4 million under the reducing revolving credit facility (the "Credit Facility"), leaving an outstanding balance of $125 million at September 26, 1996. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 4.85 to 1 at September 26, 1996 and the maximum allowable ratio was 4.25 to 1. The Company has received a waiver from its lenders under the Credit Facility with respect to the maximum allowable debt to operating cash flow ratio at September 26, 1996. A similar waiver had been obtained at December 28, 1995 and June 27, 1996, but was not necessary at March 28, 1996. The maximum allowable ratio decreases to 3.75 to 1 at the end of fiscal 1996 and to 3.25 to 1 at the end of fiscal 1997. The Company's ability to maintain or increase debt capacity is contingent on increased levels of operating cash flow or deleveraging by the use of additional equity.

At September 26, 1996, the Company had commitments of approximately $18 million for the purchase of property and equipment.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21.3 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. This requirement was waived at September 26, 1996. A determination has been made for the period ended September 26, 1996, that the additional security deposit will be required by December 25, 1996 unless the requirement is again waived by the lessor.

                      AZTAR CORPORATION AND SUBSIDIARIES

On July 31, 1996, the Company issued 6,000,000 shares of common stock, par value $.01 per share, at a price of $9.50 per share. On August 5, 1996, the Company issued 279,200 shares of common stock, par value $.01 per share, at a price of $9.50 per share as part of an over-allotment option contained in an underwriting agreement dated July 25, 1996. The combined net proceeds from both issuances of $55.9 million, after deducting the underwriters' discount and estimated expenses payable by the Company, will be used for general corporate purposes, including ongoing and potential development of casino and hotel facilities. Pending specific application, the Company used such net proceeds to reduce amounts outstanding (and permitted to be reborrowed, subject to the conditions contained therein) under its Credit Facility, which matures on December 31, 1999.

Results of Operations

Nine Months Ended September 26, 1996 Compared to Nine Months Ended September 28, 1995

The Company's consolidated revenues for the 1996 nine-month period were $574.0 million, a 32% increase over $435.9 million for the 1995 nine-month period. The increase in consolidated revenues was largely as a result of added revenues attributable to operations at the Company's riverboat casino in Evansville, Indiana, which opened in December 1995. The increase in consolidated revenues also reflected increased revenues from the Company's riverboat casino in Caruthersville, Missouri, which began operations in April 1995, and higher total revenues at Tropicana Atlantic City and Tropicana Las Vegas. Consolidated operating income for the 1996 nine-month period was $47.1 million, a 3% decrease from $48.6 million for the 1995 nine-month period. A strong operating performance by Casino Aztar Evansville and decreased operating losses at Casino Aztar Caruthersville were not sufficient to offset lower operating results at all three of the Company's land-based facilities. The Atlantic City Tropicana's results for the 1996 nine-month period were significantly impeded by disruption to operations due to the expansion and renovation activities at the property and start-up costs associated with the major expansion completed in July 1996. Costs associated with promotional programs at the Atlantic City Tropicana were higher in the 1996 versus 1995 nine-month period, reflecting implementation of programs in 1996 in response to marketing pressures resulting from additional casino supply throughout the Atlantic City market. In addition, results at the Atlantic City Tropicana for the 1996 nine-month period were reduced as a result of severe winter weather. Consolidated operating results for the 1996 nine-month period reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities. Consolidated operating income is after the writeoff of preopening costs of $2.3 million in the 1996 nine-month period compared to $2.6 million in the 1995 nine-month period.

Consolidated interest expense increased by $4.9 million or 13% in the 1996 nine-month period compared to last year's nine-month period. The increase was mainly as a result of higher levels of debt outstanding under the Credit Facility during the nine months of 1996, partially offset by lower average interest rates in effect on that debt during the 1996 nine-month period.

For a discussion of income taxes, refer to "Note 6: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $284.9 million in the 1996 nine-month period, up 10% from $258.5 million in the 1995 nine-month period. Casino revenue was 10% higher in the nine months of 1996 versus 1995, primarily reflecting a 24% increase in games revenue as well as a 6% increase in slot revenue. Slot revenue increased due to an increase in coin redemptions mainly associated with the bus segment of the market. Rooms revenue was 23% higher in the 1996 versus 1995 nine-month period due to an increase in the number of occupied rooms as well as an increase in average daily room rates. The increase in occupied rooms was primarily attributable to the opening in late April 1996 of the new hotel tower. Food and beverage revenue was 8% higher in the nine months of 1996 versus 1995 due to increased volume as a result of the expanded facility.

Tropicana Atlantic City had operating income of $28.2 million in the 1996 nine-month period, down 44% from $50.7 million in the 1995 nine-month period. The Atlantic City Tropicana's results for the 1996 nine-month period were reduced as a result of the factors noted above. Casino costs were 23% higher in the 1996 versus 1995 nine-month period as a result of the increase in coin redemptions and increased direct costs associated with the increase in games business. Rooms costs increased by 25% in the 1996 versus 1995 nine-month period primarily due to increased direct costs associated with the opening of the new hotel tower. Food and beverage costs were 16% higher in the 1996 versus 1995 nine-month period due to increased direct costs in connection with the increased volume as a result of the expanded facilities. Marketing costs were $10.7 million, or 40%, higher in the nine months of 1996 versus 1995 primarily due to an increased number of promotions and special events as well as an increase in costs associated with attracting increased games business. General and administrative expense increased by $4.9 million, or 37%, in the 1996 versus 1995 nine-month period. General and administrative expense for the 1995 nine-month period included a gain associated with funds received from the Casino Reinvestment Development Authority ("CRDA") in conjunction with the construction of the hotel tower. The increase in general and administrative expense also reflected increases in executive and security payroll related to the increased promotional activities and a pretax loss on disposal of assets in 1996 related to the construction of the new casino facilities at the property. Repairs and maintenance expense was 23% higher in the 1996 versus 1995 nine-month period due to an increased number of maintenance projects attributable to the opening of the new hotel tower. Operating results for the 1996 nine-month period included a $2.3 million writeoff of preopening costs related to the new hotel tower and extensive improvements to the casino. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.8 million in the 1996 nine-month period compared to $1.1 million in the 1995 nine-month period, a 71% increase attributable to an increased number of operating leases associated with the improved facilities. Depreciation and amortization was $15.7 million in the nine months of 1996 compared to $16.6 million in the nine months of 1995.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $121.5 million in the 1996 nine-month period compared to $105.3 million in the 1995 nine-month period, a 15% increase reflecting increases in all revenue components. Casino revenue was 15% higher in the 1996 versus 1995 nine-month period, primarily reflecting a substantial increase in baccarat revenue. In mid-1995, the Company adopted new marketing initiatives at Tropicana Las

                      AZTAR CORPORATION AND SUBSIDIARIES

Vegas to increase premium table game business while maintaining slot revenue. Rooms revenue increased by 14% in the nine months of 1996 versus 1995 due to an increase in average daily room rates as well as an increase in the number of occupied rooms. Food and beverage revenue was 12% higher in the nine months of 1996 versus 1995 due to higher volume associated with the introduction of a buffet in mid-1995 and capital improvements associated with two restaurants.

Tropicana Las Vegas had an operating loss of $1.0 million for the nine months of 1996 compared to an operating loss of $0.6 million for last year's nine-month period. Casino costs were 25% higher in the 1996 versus 1995 nine-month period, primarily reflecting the higher costs associated with increasing the premium table games business. Consistent with the increases in rooms and food and beverage revenues were increases in rooms and food and beverage costs as a result of increased direct costs. Marketing costs were 15% higher in the 1996 versus 1995 nine-month period due to increased contract entertainment and advertising costs as well as an increased number of promotional programs. Operating income is after rent and depreciation and amortization expenses. Rent expense was $6.8 million in the 1996 nine-month period compared to $6.9 million in the 1995 nine-month period. Depreciation and amortization was $6.5 million in the 1996 nine-month period compared to $5.5 million in last year's nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $61.2 million in the nine months of 1996, down slightly from $61.8 million in last year's nine-month period. Operating income was $8.7 million in the 1996 nine-month period, a decline from $10.0 million in last year's nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 1996 nine-month period compared to $0.1 million in the 1995 nine-month period. Depreciation and amortization was $5.4 million in both periods.

CASINO AZTAR EVANSVILLE Casino Aztar Evansville, which opened in December 1995, added $86.2 million to total consolidated revenues in the 1996 nine-month period and contributed $22.4 million to consolidated operating income. Operating income is after rent expense of $2.0 million and depreciation and amortization of $6.0 million.

CASINO AZTAR CARUTHERSVILLE Casino Aztar Caruthersville, which opened in April 1995, had total revenues of $20.2 million and an operating loss of $2.4 million in the 1996 nine-month period compared to total revenues of $10.3 million and an operating loss of $3.7 million for the period of operations in 1995. Operating results in the 1995 period of operations included a $2.6 million writeoff of preopening costs. Operating income is after depreciation and amortization of $2.6 million in the 1996 nine-month period and $1.2 million in the 1995 period of operations.

Quarter Ended September 26, 1996 Compared to Quarter Ended September 28, 1995

The Company's consolidated revenues for the 1996 third quarter were $204.3 million, a 32% increase over $154.9 million for the 1995 third quarter. The increase in consolidated revenues was largely as a result of added revenues attributable to Casino Aztar Evansville, which opened in December 1995. The increase in consolidated revenues also reflected higher total revenues at

                      AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Atlantic City and Tropicana Las Vegas partially offset by lower total revenues at Ramada Express. Consolidated operating income for the third quarter of 1996 was $16.1 million, a 15% decline from $19.0 million for last year's third quarter. A strong operating performance by Casino Aztar Evansville was not sufficient to offset lower operating results at all three of the Company's land-based facilities. The Atlantic City Tropicana's results for the 1996 third quarter were lower than anticipated as a result of pressure on operating margins due to start-up costs associated with the major expansion completed in July 1996 as well as increased costs associated with promotional programs implemented in response to marketing pressures resulting from additional casino supply throughout the Atlantic City market. Consolidated operating income for the 1996 third quarter is after the writeoff of preopening costs of $2.2 million.

Consolidated interest expense increased by $1.6 million or 13% in the 1996 versus 1995 third quarter. The increase was mainly as a result of higher levels of debt outstanding under the Credit Facility during the 1996 third quarter, partially offset by lower average interest rates in effect on that debt during the 1996 third quarter.

For a discussion of income taxes, refer to "Note 6: Income Taxes".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $108.7 million in the 1996 third quarter, up 17% from $92.5 million in the 1995 third quarter. Casino revenue was 18% higher in the 1996 versus 1995 third quarter, primarily reflecting a 40% increase in games revenue as well as an 11% increase in slot revenue. Slot revenue increased due to an increase in coin redemptions mainly associated with the bus segment of the market. Rooms revenue was 14% higher in the 1996 third quarter due to an increase in the number of occupied rooms as well as an increase in average daily room rates. The increase in occupied rooms was primarily attributable to the opening of the new hotel tower. Food and beverage revenue was 13% higher in the 1996 versus 1995 third quarter due to increased volume as a result of the expanded facility.

Tropicana Atlantic City had operating income of $14.2 million in the third quarter of 1996, a 32% decline from $20.7 in last year's third quarter. The Atlantic City Tropicana's results for the 1996 third quarter were reduced as a result of the factors noted above. Casino costs were 32% higher in the 1996 versus 1995 third quarter as a result of the increase in coin redemptions and increased direct costs associated with the increase in games business. Rooms costs increased by 15% in the 1996 versus 1995 third quarter primarily due to increased direct costs associated with the opening of the new hotel tower. Food and beverage costs were 26% higher in the 1996 versus 1995 third quarter due to increased direct costs in connection with the increased volume as a result of the expanded facility. Marketing costs were $3.6 million, or 37%, higher in the 1996 third quarter primarily due to an increased number of promotions and special events as well as an increase in costs associated with attracting increased games business. General and administrative expense increased by $1.9 million, or 43%, in the 1996 versus 1995 third quarter. General and administrative expense for the 1995 third quarter included a gain associated with funds received from the CRDA in conjunction with the construction of the hotel tower. The increase in general and administrative expense also reflected increases in executive and

                      AZTAR CORPORATION AND SUBSIDIARIES

security payroll related to the increased promotional activities. Repairs and maintenance expense was 33% higher in the 1996 versus 1995 third quarter due to an increased number of maintenance projects attributable to the opening of the new hotel tower. Operating results for the 1996 third quarter included a $2.2 million writeoff of preopening costs related to the new hotel tower and extensive improvements to the casino. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $1.0 million in the 1996 third quarter from $0.4 million in the 1995 third quarter as a result of an increased number of operating leases associated
with the improved facilities.   Depreciation and amortization was $5.4
million in the third quarter of 1996 compared to $5.5 million in the third quarter of 1995.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $38.8 million in the 1996 third quarter compared to $35.8 million in the 1995 third quarter, an 8% increase reflecting increases in all revenue components. Casino revenue was 7% higher in the 1996 versus 1995 third quarter largely as a result of a substantial increase in baccarat revenue. Rooms revenue increased by 13% in the 1996 versus 1995 third quarter primarily due to an increase in average daily room rates.

Tropicana Las Vegas had an operating loss of $3.3 million in the third quarter of 1996 compared to an operating loss of $0.9 million in the third quarter of 1995. Casino costs were 23% higher in the 1996 versus 1995 third quarter, primarily reflecting the higher costs associated with increasing the premium table games business. Marketing costs were 18% higher in the 1996 versus 1995 third quarter due to increased contract entertainment and advertising costs as well as an increased number of promotional programs. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in both periods and depreciation and amortization was $2.0 million in both periods.

RAMADA EXPRESS At Ramada Express, total revenues were $18.6 million in the third quarter of 1996, down 6% from $19.9 million in the third quarter of last year. Operating income was $0.8 million in the 1996 third quarter compared to $2.2 million in last year's third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.7 million in the third quarter of 1996 compared to $1.8 million in the third quarter of 1995.

CASINO AZTAR EVANSVILLE Casino Aztar Evansville, which opened in December 1995, added $31.6 million to total consolidated revenues in the 1996 third quarter and contributed $8.2 million to consolidated operating income. Operating income is after rent expense of $0.9 million and depreciation and amortization of $2.1 million.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.6 million in the third quarter of 1996 compared to $6.7 million in the third quarter of 1995. Casino Aztar Caruthersville had an operating loss of $1.0 million in both periods. Operating income is after depreciation and amortization of $0.9 million in the 1996 third quarter compared to $0.8 million in the 1995 third quarter.

                      AZTAR CORPORATION AND SUBSIDIARIES

                          PART - II OTHER INFORMATION
Item 1.  Legal Proceedings

 (a) In connection with Case Nos. CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ) (collectively, the Poulos/Ahearn Case") , as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, by order entered April 17, 1996, as reported under Part II,
     Item 1(a) of the Company's Form 10-Q for the quarter ended March 28, 1996, the court granted the defendants' motions and dismissed the complaint without prejudice. On May 31, 1996, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended June 27, 1996, the plaintiffs filed an amended complaint and the defendants have again moved to dismiss it for failure to state a claim. The claims in the amended complaint seek damages that are the same as those in the original complaint. No hearing date has been set. On May 31, 1996, the plaintiffs filed a motion to substitute Brenda McElmore for Mr. Ahearn as one of the class representatives. This motion has not been opposed by the Company, though several of the other defendants did oppose the motion. No hearing date has been set. On July 12, 1996, the plaintiffs filed a motion seeking to lift the stay of discovery and seeking leave to add additional defendants. The defendants (including the Company) have opposed these motions. No hearing date has been set on these motions. By order dated August 17, 1996, the Poulos/Ahearn Case was transferred to Judge David Ezra and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE.

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

 (c) In connection with Case No. CV-S-95-936-LDG(RLH) (the "Poulos vs. Ambassador Cruise Lines Case"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, the plaintiff as reported under Part II, Item 1(c) of the Company's Form 10-Q for the quarter ended June 27, 1996, in Case No. CV-S-95-00923-LDG(RJJ) (the "Schreier Case"), has sought review of the Court's denial of the motion to consolidate the Schreier Case with the Poulos/Ahearn Case and the Poulos vs. Ambassador Cruise Lines Case. The defendants (including the Company) have opposed this motion. No hearing date has been set on this motion.

 (d) On March 27, 1996, as reported under Part II, Item 1(d) of the Company's Form 10-Q for the quarter ended June 27, 1996, a purported consumer class action entitled Payne, et al. v. Aztar Corporation, et. al., Case No. 00698592, was filed in the state Superior Court in San Diego, California naming as defendants the Company and several other entities whom plaintiffs allege are casino owners or operators. Plaintiffs

                      AZTAR CORPORATION AND SUBSIDIARIES

     purport to bring the action on behalf of a class consisting of all persons in California who have played video poker machines owned or operated by defendants. Plaintiffs allege that defendants have engaged in a course of fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on a false belief conveyed by defendants concerning how such machines operate and that such conduct violates various provisions of the California Business and Professions Code and the so-called Consumer Legal Remedies Act. Plaintiffs seek unspecified compensatory and punitive damages, disgorgement and other equitable remedies and attorneys' fees and other costs. Defendants have removed the action to the United States District Court for the Southern District of California in San Diego, Case No. 96-905-J(CGA), and filed various motions to dismiss and or transfer the action to the United States District Court for the District of Nevada where the Poulos/Ahearn Case and the Schreier Case are pending. Plaintiffs' attorneys in the Payne case include attorneys who represent the plaintiffs in the Poulos/Ahearn Case and the Schreier Case. Plaintiffs have filed a motion to have the case remanded to state court contending that the federal court lacks subject matter jurisdiction over the case. These motions are now scheduled to be heard on various dates in the period October-December 1996. The Company believes that plaintiffs' allegations are without merit and intends to defend the action vigorously.

(e)  In connection with Case No. CV-S-95-00923-LDG(RJJ), as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 1995, on August 15, 1996, the Court granted the motion to dismiss, without prejudice. An amended complaint was filed on September 30, 1996. The defendants (including the Company) have filed motions to dismiss the amended complaint for failure to state a claim and on other grounds.


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





Date  November 6, 1996               By  ROBERT M. HADDOCK
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