Form 10-K405
period 1997-01-02
AZTAR CORP
filed 1997-03-20
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    January 2, 1997
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $324,016,572 at March 3, 1997 and is based on a closing price of $7.25 and 44,691,941 common shares outstanding.

    At March 3, 1997, the registrant had outstanding 45,005,690 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1997 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 1997 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1997 Proxy Statement
------------------------------                   --------------------

            PART III
            --------

ITEM 10. Directors and Executive
-------    Officers of the Registrant            Under the caption
                                                 "ELECTION OF DIRECTORS OF
                                                 THE COMPANY"

ITEM 11. Executive Compensation                  Under the caption
-------                                          "EXECUTIVE COMPENSATION"
                                                 except under the sub-
                                                 caption "Board
                                                 Compensation Committee
                                                 Report"

ITEM 12. Security Ownership of
-------  Certain Beneficial Owners
         and Management                          Under the caption
                                                 "SECURITY OWNERSHIP OF
                                                 CERTAIN BENEFICIAL HOLDERS
                                                 AND DIRECTORS AND
                                                 OFFICERS"

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

The Company operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and Las Vegas and Laughlin, Nevada. The Company operates riverboat casinos in Caruthersville, Missouri, and Evansville, Indiana. The strategy at the Company's land-based facilities has been to develop facilities with distinctive themes for the demographics of each particular market and provide a full entertainment experience to attract gaming patrons. The Company's riverboat casinos share a common theme and brand. The Company's product concept is "the creation of fun, fantasy, excitement and entertainment" in a casino gaming environment. While the Company markets to the full spectrum of casino players, its focus is on the middle and high end of the market.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 10 acres and has ocean beach frontage of 220 yards along the Boardwalk in Atlantic City. Tropicana Atlantic City's approximate 110,000-square-foot casino contains 3,179 slot machines and 168 table games, a baccarat lounge, a poker room and keno. The Tropicana Atlantic City complex contains 1,624 hotel rooms and approximately 80,000 square feet of meeting, convention and banquet space. The facility also includes parking for 2,700 vehicles and a 1,700-seat theatrical showroom which regularly presents headliner entertainment. Other amenities include two gourmet restaurants, several medium-priced restaurants, indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

During 1996, Tropicana Atlantic City completed an expansion and renovation designed to attract more high-end players as well as to capitalize on recent and anticipated growth of Atlantic City resulting from the new Atlantic City Convention Center, airport expansion and other market enhancements. The new 604-room hotel tower, which opened in late April 1996, includes a concierge floor of six large penthouse suites completed in July 1996. Concurrent modifications made to the existing facilities included the construction of a new hotel lobby, refurbishment of all existing hotel rooms and extensive improvements to the casino. Renovations to the casino included the development of a new entrance designed to improve traffic circulation throughout the casino and the introduction of a new baccarat room and a new Asian games room. To cater to high-end players, the new baccarat room has private dining areas as well as private access from a new table player lounge and VIP entry. The new games room caters to the Asian gaming community by offering pai gow, tile games and mini-baccarat.

The Atlantic City gaming market has demonstrated continued growth despite the proliferation of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $3.8 billion in gaming revenues in 1996, a 2% increase over 1995. Major infrastructure improvements either recently completed or underway in Atlantic City include, among other projects, new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a convention center having the largest exhibition space between New York and Washington, D.C. There are also plans for the expansion of existing gaming capacity in Atlantic City, as well as the development of new gaming projects. Several major casino operators have announced plans to develop projects in the Marina and Boardwalk areas, in addition to casino operators having already expanded or planning to expand their existing facilities.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on a 34-acre site at the intersection of Las Vegas Boulevard (the famed Strip) and Tropicana Avenue (known as the "New Four Corners") in Las Vegas, Nevada. Tropicana Las Vegas, which has a tropical island theme and is promoted as "The Island of Las Vegas," boasts one of the world's largest indoor/outdoor swimming pools, as well as a five-acre water park and tropical garden. Both interior and exterior areas feature exhibits of live tropical birds, animals and fish. The casino occupies approximately 61,000 square feet and contains 1,805 slot machines and 62 table games. The hotel has 1,875 rooms and suites as well as approximately 100,000 square feet of convention and exhibit space, plus an array of fine restaurants and extensive parking. Tropicana Las Vegas is home for the Folies Bergere, the longest-running production show in Las Vegas.

The New Four Corners area of Las Vegas contains the MGM Grand, Excalibur, Luxor, Monte Carlo and the newly opened New York-New York mega-resorts.
The surge in visitation to the New Four Corners as a result of these mega-resorts has presented Tropicana Las Vegas with the opportunity to expand its customer base. During 1996, modifications were made to the facility to enhance its ability to attract new visitors. More direct access to the Las Vegas Tropicana from surrounding casinos was opened up. The appearance of the front of the property tying in to the pedestrian bridges that connect the four corners of the intersection was made more inviting. The look and feel of the casino was enhanced. A new and elegant baccarat room and a new premium slot area were created. In late 1996, the casino was expanded to make room for additional slot machines.

The improvements in 1996 constitute an interim strategy. Ultimately, the Company's goal is to take advantage of the Las Vegas Tropicana's premier location with its proximity to McCarran International Airport and transform the property into a completely modern, must-see casino resort. There are many issues to be resolved before that can happen. Nonetheless, the Company is making progress toward a day when a groundbreaking for a new project on the site of the Las Vegas Tropicana can be announced.

The Tropicana Las Vegas site and facility are leased by the Company from an unconsolidated partnership in which the Company has a 50% interest. The Company is exploring alternatives for amending or restructuring the arrangement, as well as other conditions typically associated with the development of a major casino resort.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 28 acres in Laughlin, Nevada, which is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. Ramada Express has 1,500 hotel rooms; a 50,000-square-foot casino containing 1,715 slot machines and 37 table games; a 1,100-vehicle parking garage; additional surface parking for 1,200 vehicles; three restaurants and a lounge; and special event and retail space.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville, the first casino gaming facility to open in Indiana, operates on the Ohio River in Evansville, Indiana. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The facility contains approximately 37,250 square feet of casino space with 1,267 slot machines and 71 table games. The casino opened in December 1995 with temporary facilities, including an approximately 13,000-square-foot pavilion and surface parking. In October 1996, the Company opened its 44,000-square-foot passenger pavilion and 1,600-space parking garage. The pavilion has passenger ticketing facilities, three restaurants, a sidewalk cafe, an entertainment lounge and a gift shop. In December 1996, the Company opened a 250-room hotel.

Approximately 650,000 persons live within 50 miles of Casino Aztar Evansville, and more than 3 million persons live within 120 miles, including the metropolitan Louisville, Kentucky area. The Company believes that Casino Aztar Evansville is well placed to further solidify its position in the regional market prior to additional competition emerging on the Ohio River. Direct competition nearer to the Louisville market is not expected until late 1997 or early- to mid-1998.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri near Interstates 55 and 155. The casino riverboat has a capacity of 800 passengers plus crew and contains approximately 10,400 square feet of casino space with 434 slot machines and 27 table games. A passenger pavilion provides ticketing and pre-boarding facilities, including a restaurant, a sports lounge, a snack bar and other amenities. Other main elements are a barge at river's edge for passenger boarding and disembarking, and parking for more than 1,000 vehicles, including recreational vehicles.

Approximately 634,000 persons live within 60 miles of Casino Aztar Caruthersville in a relatively rural region whose population is widely dispersed and has proven difficult to attract. Approximately 2.2 million people live within 100 miles of Casino Aztar Caruthersville, an area which encompasses Memphis, Tennessee. Despite its position in a dispersed rural market, the Aztar property has been slowly increasing revenue, primarily as a result of a revised marketing plan.

COMPETITION AND SEASONALITY

  Competition

The Company faces intense competition in each of the markets in which its land-based gaming facilities are located from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's land-based casinos primarily compete with other casinos in their immediate geographic area. The Company's riverboat casinos primarily compete with other riverboat casinos in nearby states, such as the riverboat casino in Metropolis, Illinois. In addition, riverboat casinos in Mississippi attract residents of Casino Aztar Caruthersville's secondary Memphis, Tennessee market. Casino Aztar Caruthersville also competes to a lesser extent with riverboat casinos in other cities in Missouri, none of which are in its primary 60-mile radius market area. Casino Aztar Evansville also competes with two other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and will compete with one in the Louisville, Kentucky market area when it opens. In addition, Indiana law allows one more riverboat casino to be operated on the Ohio River if and when the Indiana Gaming Commission decides to issue another license. Casino Aztar Evansville also competes to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area.
All of the Company's casinos compete to a lesser extent with casinos in other locations, including Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, off-track wagering and card parlors. Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of the Company's gaming facilities. There can be no assurance that the Company will be able to compete successfully in these markets.

As of January 2, 1997, there were 11 casino hotel facilities operating in Atlantic City in competition with Tropicana Atlantic City. Although no new casinos have been opened in Atlantic City since April 1990, many of the existing casinos have increased their gaming capacities in 1994 through 1996 and a major expansion at one casino hotel is scheduled to open in 1997. Other companies have announced a desire to open casino hotels in the future. The addition of new casino hotels in the Atlantic City market could have the effect of expanding the market or it could increase competition for the existing market. In 1992, the Mashantucket Pequot tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut and in 1996 another tribe began operating a casino in Connecticut. In addition, slot machines have been added to horse racing tracks in Delaware. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of such gaming.

Since the Mirage opened in late 1989, there have been seven other major casino hotels opened on the Strip. In addition, casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. Downtown Las Vegas has added the "Fremont Street Experience" that provides a cover for the street and light show in order to attract customers. A major casino hotel on the Strip is under construction and another has been announced. Development is also expected to occur sometime in the future on the Strip to the south of Tropicana Las Vegas. The experience through 1996 has been that these new developments have expanded the Las Vegas market. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana Las Vegas.

In the Laughlin market, there have been expansions of existing casino hotels and in February 1995, the Mojave tribe opened a casino hotel in Nevada approximately 8 miles south of Laughlin. The Laughlin market has been affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

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

  Seasonality

Tropicana Atlantic City experiences seasonal fluctuations in casino play that management believes are typical of casino hotel operations in Atlantic City. Operating results indicate that casino play is seasonally higher during the months of May through October; consequently the Company's revenues during the first and fourth quarters have generally been lower than for the second and third quarters and from time to time the Company has experienced losses in the first and fourth quarters. Because the Atlantic City Tropicana's operating results are especially dependent upon operations in the summer months, any event that adversely affects the operating results of the Atlantic City Tropicana during such period could have a material adverse effect on the Company's operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions such as storms and hurricanes that would impede access to Atlantic City, thus adversely impacting operations.

The gaming markets in Las Vegas and Laughlin experience a slight decrease in gaming activity in the hot summer months and during the holiday period between Thanksgiving and Christmas. The Company's casino riverboats experience higher casino revenues in the spring and summer months than in the fall and winter months.

CREDIT POLICY AND CONTROL PROCEDURES

As is customary in the gaming industry and necessitated by competitive factors, the Company's gaming activities are conducted on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Credit policies vary widely from one operator to another and are largely dependent on the profile of the targeted customers. Table games players, for example, are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. The Company currently markets to customers in all gaming segments; however, its credit policy varies from facility to facility based upon the various types of customers at each facility.
Gaming debts are legally enforceable under the current laws of New Jersey and Nevada; it is not clear, however, that all other states will honor these policies. Enforceability of gaming debts in Indiana is uncertain. The uncollectibility of gaming receivables could have a material adverse effect on results of operations. Provisions for estimated uncollectible gaming receivables have been made in order to reduce gaming receivables to amounts deemed to be collectible.

Gaming operations at the casinos are subject to risk of substantial loss as a result of employee or patron dishonesty, credit fraud or illegal slot machine manipulation. The Company has in place stringent control procedures to minimize such risks; however, there can be no assurance that losses will not occur. Current controls include supervision of employees, monitoring by electronic surveillance equipment and use of two-way mirrors. In New Jersey, the Company's activities are observed and monitored on an ongoing basis by agents of both the New Jersey Casino Control Commission and the New Jersey Division of Gaming Enforcement, each of which maintains a staff on the premises of Tropicana Atlantic City. Similarly, in Nevada the Company's gaming subsidiaries must comply with certain regulatory requirements concerning casino and game security and surveillance, and the gaming operations of Tropicana Las Vegas and Ramada Express are subject to routine audit and supervision by agents of the Nevada State Gaming Control Board. In Missouri and Indiana, the Company's casino riverboat operations are subject to the control procedures of the Missouri Gaming Commission and the Indiana Gaming Commission, respectively. The Missouri Gaming Commission maintains a staff at Casino Aztar Caruthersville and the Indiana Gaming Commission maintains a staff at Casino Aztar Evansville.

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

From time to time, legislative and regulatory changes are proposed that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. Tropicana Atlantic City, Casino Aztar Caruthersville and Casino Aztar Evansville are required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The State of Nevada has adopted a regulation similar to the Bank Secrecy Act which requires the Nevada facilities to document and/or report certain currency transactions to the Nevada State Gaming Control Board. Violation of this regulation could result in action by Nevada authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada facilities' licenses and/or the Company's licensing approval. Except to the extent of a violation as noted above, these reporting requirements are not expected to have any adverse effects on the Company's casino operations.

  Regulation and Licensing - Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local regulations. The gaming operations of the Tropicana Las Vegas and Ramada Express are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board") (collectively, the "Nevada Gaming Authorities").

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things; (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and
(v) the provision of a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

Hotel Ramada of Nevada ("HRN") is the Company's wholly-owned subsidiary which operates the casino at Tropicana Las Vegas and Ramada Express, Inc. ("Express") is the Company's wholly-owned subsidiary which operates the casino at Ramada Express. HRN and Express are both required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, HRN or Express without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, HRN and Express have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

The Company may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

On May 23, 1996, the Nevada Commission granted the Company prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The sale of alcoholic beverages by HRN and Express is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company, HRN and Express.

  Regulation and Licensing - New Jersey

The ownership and operation of casino hotel facilities and gaming activities in Atlantic City, New Jersey, are subject to extensive state regulation under the New Jersey Casino Control Act (the "New Jersey Act") and the regulations of the New Jersey Casino Control Commission (the "New Jersey Commission"). In general, the New Jersey Act and regulations provide for more extensive controls over a broader scope of gaming-related activities than does the Nevada regulatory system.

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

The New Jersey Act also established the New Jersey Division of Gaming Enforcement (the "New Jersey Division") to investigate all license applications, enforce the provisions of the New Jersey Act and attendant regulations and prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. The New Jersey Division also conducts audits and continuing reviews of all casino operations.

Adamar of New Jersey, Inc. ("Adamar"), a wholly-owned subsidiary of the Company, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar. In November 1995, the license was renewed for a period of four years. The Company and Ramada New Jersey Holdings Corporation ("Holdings"), another of the Company's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar's casino license. Officers and directors of the Company and Adamar and employees who work at casino hotel facilities operated by Adamar also have been or must be approved or licensed. In addition, all contracts affecting the facilities are subject to approval, and all enterprises that conduct business with Adamar must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

The New Jersey Commission has broad discretion regarding the issuance, renewal, revocation and suspension of casino licenses. Casino licenses are not transferable. A casino hotel facility must also continually satisfy certain requirements concerning, among other things, the number of qualifying sleeping units and the relationship between the number of qualifying sleeping units and the square footage of casino space. The Company believes that Tropicana Atlantic City continues to meet such requirements.

The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, and lenders and underwriters of said companies may be required to seek qualification from the New Jersey Commission. However, because the Company is a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the Director of the New Jersey Division, if it is determined that said persons or entities are not significantly involved in the activities of Adamar and, in the case of security holders, do not have the ability to control the Company or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

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

  Regulation and Licensing - Missouri

On November 3, 1992, a statewide referendum authorized gaming in the state of Missouri on the Missouri and the Mississippi Rivers. Local approval from the home dock municipality, as required by the legislation, was also obtained from the City of Caruthersville in the November 3, 1992 election. On April 29, 1993, Missouri enacted revised legislation (the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation of riverboat gaming in Missouri and has the discretion to approve license applications for riverboat gaming facilities. In July 1993, the Company was chosen by the City of Caruthersville as the preferred applicant to develop a gaming facility, and on September 20, 1993, the Company's subsidiary, Aztar Missouri Gaming Corporation ("Aztar Missouri"), filed its initial application with the Missouri Gaming Commission. The Missouri Gaming Commission conducted a formal investigation of Aztar Missouri's application and granted an owner/operator gaming license to Aztar Missouri on April 26, 1995.

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries. Local voters did re-approve gaming in the City of Caruthersville in the

April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify certain definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, as revised, the Missouri Gaming Commission has issued eleven gaming licenses throughout the state: one in Caruthersville, four in the St. Louis area, five in the Kansas City area, and one in St. Joseph.

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar, Aztar Missouri, any subsidiaries, and certain of their officers and employees are and will be subject to certain regulations. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. Aztar Missouri has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers and other key persons must submit Personal Disclosure Forms which include detailed personal financial information and are subject to thorough investigations. In addition, certain officers and directors of Aztar, as well as Aztar itself, have submitted Personal Disclosure Forms to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

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

Licenses are to last for a term of two years, except that the initial license and first renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri was relicensed in 1996 for its first renewal period. Aztar Missouri submitted, on January 20, 1997, its notice to renew its license for its second renewal period, and thus will be investigated, along with its officers, directors and certain employees, and considered for relicensing, sometime within the next year. Aztar and its directors may also be investigated pursuant to this relicensing procedure. Aztar Missouri has no reason to believe that these second renewal applications will not be approved. However, there can be no assurance that Aztar Missouri's renewal application will be approved in a timely manner or at all.

The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. The gaming licenses may not be transferred nor pledged as collateral, and the Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming Commission: any issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1,000,000 or more, and any public issuance of debt by a licensee or its holding company. In addition, the licensee must notify the Missouri Gaming Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company, the pledge of five percent or more of the ownership interest in a licensee or holding company, and any transaction of at least $1,000,000. The restrictions on transfer of ownership apply to the Company as well as the direct licensee, Aztar Missouri.

Missouri statutes and administrative rules contain detailed requirements concerning the operation of a licensed excursion gaming boat facility. These include a charge of two dollars per gaming customer that licensees must pay to the Missouri Gaming Commission, requirements regarding minimum payouts, a 20% tax on adjusted gross receipts, prohibitions against providing credit to gaming customers (except for the use of credit cards and cashing checks) and a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff necessary to protect the public on the licensee's riverboat. Licensees also must submit audited quarterly financial reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under the Missouri rules are the size, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission.

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

With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. Dockside gaming in Missouri may differ from dockside gaming in other states, because the Missouri Gaming Commission has the ability to require "simulated cruising". This requirement would permit customers to board dockside riverboats only at specified times and would prohibit boarding during the period of a simulated cruise, which is expected to last for two to three hours. However, customers are permitted to leave the facility at any time. The Missouri Gaming Commission has authorized all eleven licensees to operate all or a portion of their facilities on a continuously docked basis with a "simulated cruise" schedule. On February 15, 1996, the Commission granted Aztar Missouri the authority to operate gambling games on part of its floating facility, previously used for non-gaming activities, such as ticketing, under the continuous docking provision of the Missouri Gaming Law. The Commission's order does not affect Aztar Missouri's riverboat facility, the "City of Caruthersville", for which an application has been filed with the Missouri Gaming Commission to conduct such continuously docked gaming operations and is pending action by the Missouri Gaming Commission.

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

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless expressly approved by the Indiana Gaming Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers and crew or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of Federal law if the
riverboat were to cruise.   For Ohio River excursions, such as those the
Company is conducting through its Evansville operation, "full excursions" must be conducted at all times during a year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River.

The Company, through an Indiana subsidiary, has received from the Indiana Gaming Commission a riverboat owner's license for the Evansville, Indiana market. The Company has completed requirements for formal licensing and commenced operations in Evansville on December 7, 1995. The Ohio River has waters in both Indiana and Kentucky in the Evansville vicinity. Because riverboat casino gambling is illegal in Kentucky, authorities of that state have raised issues about Indiana-licensed riverboats operating in Kentucky waters. The Company's Evansville riverboat cruises from its dock without entering Kentucky waters, under its currently approved cruising route, thereby avoiding those issues.

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Gaming Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure and approval processes. A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act. The present license expires in December 2000.

The Indiana Act requires licensees to disclose to the Indiana Gaming Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Gaming Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. The Company has provided full information and documentation to the Indiana Gaming Commission, and it must continue to do so, during the license. The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee; and, the Indiana Gaming Commission is in the process of promulgating a rule requiring the quarterly reporting by such licensees, officers, and persons.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Gaming Commission, the Company has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. The Company has received two alcoholic beverage permits: one for riverboat excursions and one for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is substantially completed.

The Indiana Act prescribes a tax on adjusted gross receipts from gambling games authorized under the Indiana Act at the rate of 20% on adjusted gross receipts. For this purpose, adjusted gross receipts means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 for each person admitted to a gaming excursion. Recent legislation permits the imposition of property taxes on riverboats at rates to be determined by local taxing authorities. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Gaming Commission for the costs or inspectors and agents required to be present during the conduct of gaming operations. Legislation has been introduced in the 1997 Session of the Indiana General Assembly, and passed by the House of Representatives, which if enacted, would increase the tax for admissions from $3 to $4 for each person admitted to a gaming excursion.

The Indiana Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Gaming Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency.

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Gaming Commission, and the Company has been informed by the Indiana Gaming Commission that a "debt transaction" will include increases in the maximum amount available under the Company's reducing revolving credit facility, which matures on December 31, 1999. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

Federal legislation was recently enacted that established a National Gambling Impact Study Commission ("Commission"). Additional federal regulation may occur as a result of hearings and recommendations of the Commission. Legislation has been introduced in the 1997 Session of the Indiana General Assembly, which if enacted, would prohibit the expansion of gambling until the earlier of December 31, 1999, or the date the Governor has certified that the Commission has completed its study. Legislation has also been introduced in the 1997 Session of the Indiana General Assembly, which if enacted would authorize the licensing of electronic gaming devices at establishments that hold alcoholic beverage permits.

A lawsuit was filed on October 25, 1996, by three individuals in Harrison County, Indiana, which challenges the constitutionality of the Indiana Act. The lawsuit alleges that the Indiana Act (i) creates an unequal privilege because supporters of riverboat gambling, having lost a county-wide referendum, are permitted to resubmit a proposal to county voters for approval of riverboat gambling, while opponents, having lost a county-wide referendum, are not allowed to resubmit a proposal; and (ii) was enacted as part of a state budget bill allegedly in violation of a state constitutional requirement that legislation be confined to a single subject and matters connected to this subject. The State of Indiana has filed an answer to the complaint. The Supreme Court of Indiana has previously upheld the constitutionality of the Indiana Act, although the prior challenge involved different grounds than those alleged in this recent lawsuit.

                                 Environmental Matters

The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances (together, "Environmental Laws"). The Company uses certain substances and generates certain wastes that are regulated or may be deemed hazardous under applicable Environmental Laws. From time to time, the Company's operations have resulted, or may result, in certain non-compliance with applicable requirements under Environmental Laws. The Company also has incurred, and in the future may incur, costs related to cleaning up contamination relating to historical uses of certain of its current or former properties (in particular, the riverboat properties, which have in the past been used for various industrial purposes). Any such noncompliance with applicable requirements or liability under Environmental Laws has not had, and is not expected to have, a material adverse effect on the Company's results of operations or its financial condition.

                                 Other Regulations

The Company's businesses are subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include but are not limited to restrictions and conditions concerning employees, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect the Company.

EMPLOYEES

The Company employs approximately 10,800 people, of which approximately 3,300 employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 1,800 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires in 1999 and a small number are covered by contracts that expire in 2000. At Tropicana Las Vegas, approximately 1,500 of the 2,600 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expire in May 1997 and the remainder are covered by contracts that expire in 1998, 1999 or 2000. At Ramada Express there are approximately 1,300 employees, none of which are covered by collective bargaining agreements. The Company has approximately 1,300 employees and 500 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

TRADEMARKS

The Company uses a variety of trade names, service marks and trademarks and believes it has all the licenses necessary to conduct its business. The Company has registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of the Company's business as a whole.

The Company, HRN and Adamar are the beneficiaries of an agreement with Tropicana Enterprises, the owner of certain properties related to Tropicana Las Vegas, and the Jaffe family regarding the use of the name "Tropicana" for the operation of a casino hotel in New York State (if gaming were to be authorized in New York State). Pursuant to such agreement, the Company has registered the name under the Lanham Act. Upon the occurrence of certain events, the right to use the name reverts to Tropicana Enterprises.

Ramada has licensed the Company to use the name "Ramada" in conjunction with the operation of Ramada Express, and will not use or permit the use of the name "Ramada" in Laughlin, Nevada by any other person or entity.

The Company has registered the following important service marks: Aztar, Casino Aztar, Trop, Trop Park, and The Island of Las Vegas. The Company believes there are no other trademarks or service marks the use of which is material to the conduct of the Company's business as a whole.

ITEM 2.  PROPERTIES
-------------------
                                 TROPICANA ATLANTIC CITY.

Tropicana Atlantic City is located on an approximate 10-acre site in Atlantic City, New Jersey. In July 1993, Tropicana Atlantic City became wholly owned by the Company.

                                 TROPICANA LAS VEGAS.

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Las Vegas is owned by Tropicana Enterprises and is leased to HRN, which operates the casino and hotel under the lease ( the "Tropicana Lease"), which expires in 2011. The Company, through its wholly-owned subsidiary, Adamar of Nevada, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to certain preferences on liquidation. The Company does not have the right to purchase Tropicana Las Vegas from Tropicana Enterprises and does not have the right to purchase the remaining partnership interest in Tropicana Enterprises that is not owned by Adamar of Nevada.

                                 RAMADA EXPRESS.

Ramada Express is located on an approximate 28-acre site in Laughlin, Nevada. Ramada Express is wholly owned by the Company.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company and more than 40 other major casino operators, as well as various manufacturers and distributors of video poker and electronic slot machines, have been named as defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division, entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-478-CIV-ORL-22, filed on April 26, 1994. This action was consolidated with another subsequently filed action in that court entitled William Ahearn, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. 94-532-CIV-ORL-22 (the "Actions" or collectively, the "Poulos/Ahearn Case"). Both Actions were brought under RICO and state common law and seek compensatory and punitive damages in excess of $1 billion from the defendants. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The precise nature of the Company's alleged role in the alleged fraud and conspiracy to defraud is not discernible from the complaints.

On December 9, 1994, the Florida Court ordered that the consolidated cases be transferred to the United States District Court for the District of Nevada. That transfer has occurred and the Nevada Court has assumed control of the cases. The new case numbers are CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ). Numerous defendants (including the Company) have moved to dismiss the complaint for failure to state a claim. In an order entered April 17, 1996, United States District Court Judge Lloyd D. George granted the defendants' motions and dismissed the complaint without prejudice. The plaintiffs filed an amended complaint on May 31, 1996, and the defendants have again moved to dismiss it for failure to state a claim. The claims in the amended complaint seek damages that are the same as those in the original complaint. The Plaintiffs have opposed these motions. By order dated August 17, 1996, the Poulos/Ahearn case was transferred to Judge David Ezra and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE.

On May 31, 1996, the plaintiffs filed a motion to substitute Brenda McElmore for Mr. Ahearn as one of the class representatives. This motion has not been opposed by the Company, though several of the other defendants did oppose the motion.

By order entered December 30, 1994, the Court stayed all discovery. The plaintiffs filed a motion on July 12, 1996, seeking to lift the stay of discovery and seeking leave to add additional defendants. The Company and the other defendants have opposed these motions.

On September 26, 1995, an action entitled Larry Schreier, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case") was commenced in the United States District Court for the District of Nevada. The case was thereafter transferred to Judge Lloyd D. George and assigned the Case No. CV-S-95-00923-LDG(RJJ). The Schreier Case is identical to the Poulos/Ahearn Case in all material respects, except that the named plaintiff purports to represent a smaller and more precisely defined class of persons than the plaintiffs. The defendants (including the Company) have moved to dismiss the complaint on the same grounds as in the previously described Poulos/Ahearn Case, as well as on the ground that this case was filed for an improper purpose, an attempt to circumvent prior rulings of the Court in the Poulos/Ahearn Case. On August 15, 1996, District Judge Lloyd D. George granted the motion to dismiss, without prejudice. An amended complaint containing the same principal allegations was filed on September 30, 1996. The defendants (including the Company) have filed motions to dismiss the amended complaint for failure to state a claim and on other grounds. The Plaintiff has opposed these motions.

On December 13, 1996, a status conference was held in the Poulos/Ahearn Case before Judge Ezra, who entered the following orders:

                                 A.  The Poulos/Ahearn Case and Schreier
Case will be consolidated, as shall the action entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated vs. Ambassador Cruise Lines, Inc., et al., Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"). (The allegations in the Cruise Ship Case are nearly identical to those made in the Poulos/Ahearn Case and Schreier Case, and are made against a group of defendants consisting of several manufactures and distributors of gaming devices, as well as numerous cruise ship operators and companies which operate cruise ship casinos.)

                                 B.  The plaintiffs shall by February 14,
1997, file one consolidated complaint in the three cases, and this has been done.

                                 C.  All pending motions in the three cases
are deemed withdrawn without prejudice.

                                 D.  The Defendants shall appoint a
steering committee.

                                 E.  The Defendants shall, to the extent
possible, file consolidated pleadings in response to the consolidated complaint.

                                 F.  By February 14, 1997, the parties
shall file a case management order. A proposed case management order was filed on February 21, 1997.

On March 27, 1996, a purported consumer class action entitled Payne, et al.
v. Aztar Corporation, et. al., Case No. 00698592 (the "Payne Case"), was filed in the state Superior Court in San Diego, California naming as defendants the Company and several other entities whom plaintiffs allege are casino owners or operators. Plaintiffs purport to bring the action on behalf of a class consisting of all persons in California who have played video poker machines owned or operated by defendants. Plaintiffs allege that defendants have engaged in a course of fraudulent and misleading conduct intended to induce plaintiffs to play video poker machines based on a false belief conveyed by defendants concerning how such machines operate and that such conduct violates various provisions of the California Business and Professions Code and the so-called Consumer Legal Remedies Act. Plaintiffs seek unspecified compensatory and punitive damages, disgorgement and other equitable remedies and attorneys' fees and other costs. Defendants removed the action to the United States District Court for the Southern District of California in San Diego, Case No. 96-905-J(CGA), and filed various motions to dismiss and or transfer the action to the United States District Court for the District of Nevada where the

Poulos/Ahearn Case and the Schreier Case are pending. Plaintiffs' attorneys in the Payne Case include attorneys who represent the plaintiffs in the Poulos/Ahearn Case and the Schreier Case. Plaintiffs filed a motion to have the case remanded to state court contending that the federal court lacks subject matter jurisdiction over the case. That motion was granted and the case has been returned to state court. The Company and the other defendants have filed motions in the state court challenging the state court's jurisdiction over the case and seeking its dismissal. A motion to stay the entire case until the related cases in Nevada are resolved has been filed. Plaintiffs have served defendants with written discovery requests; however, a stipulation is in effect to stay discovery until the motion to stay the entire case is heard. There is currently no trial date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
                                 The registrant has elected not to include
information concerning its executive officers in its 1997 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
-------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        53   18 years  5 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      52   16 years  10 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               55   24 years  7 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               58    9 years  9 years
                     Corporate Communications

Meridith P. Sipek    Controller                    50   19 years  7 years

Neil A. Ciarfalia    Treasurer                     49    2 years  2 years

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Aztar had 10,614 shareholders of record as of March 3, 1997.

The additional information required by this Item 5 is included in this report on F-18, F-30 and F-49.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information required by Item 6 is included in this report on pages F-49 and F-50.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The information required by Item 7 is included in this report on pages F-39 through F-48.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
Reference is made to the Index to Financial Statements and Schedules on page
F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     None.
                                   PART III
                                   --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information required by Item 10 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

Information concerning the registrant's executive officers is presented above under a separate caption in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The information required by Item 11 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The information required by Item 12 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
None

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  1.  Financial Statements:

         See the Index to Financial Statements and Schedules on page F-1.

     2.   Financial Statement Schedules:

         See the Index to Financial Statements and Schedules on page F-1.

     3.  Exhibits:

         See the exhibit index on page E-1 for a listing of exhibits filed with this report and those incorporated by reference.

         All other exhibits have been omitted because the information is not required or is not applicable.

(b)  Reports on Form 8-K:

            The Company did not file any report on Form 8-K during the quarter ended January 2, 1997.

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

     AZTAR CORPORATION  By ROBERT M. HADDOCK           March 20, 1997
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

PAUL E. RUBELI               Chairman of the Board, President March 20, 1997
-------------------------    and Chief Executive Officer, and ----------------
Paul E. Rubeli               Director

ROBERT M. HADDOCK            Executive Vice President and     March 20, 1997
-------------------------    Chief Financial Officer, and     ----------------
Robert M. Haddock            Director

MERIDITH P. SIPEK            Controller                       March 20, 1997
-------------------------                                     ----------------
Meridith P. Sipek

JOHN B. BOHLE                Director                         March 20, 1997
-------------------------                                     ----------------
John B. Bohle

E. M. CARSON                 Director                         March 20, 1997
-------------------------                                     ----------------
Edward M. Carson

A. S. GITTLIN                Director                         March 20, 1997
-------------------------                                     ----------------
A. Sam Gittlin

JOHN R. NORTON, III          Director                         March 20, 1997
-------------------------                                     ----------------
John R. Norton, III

ROBERT S. ROSOW              Director                         March 20, 1997
-------------------------                                     ----------------
Robert S. Rosow

R. SNELL                     Director                         March 20, 1997
-------------------------                                     ----------------
Richard Snell

VESTA VALENTINE TEMEN        Director                         March 20, 1997
-------------------------                                     ----------------
Vesta Valentine Temen

TERENCE W. THOMAS            Director                         March 20, 1997
-------------------------                                     ----------------
Terence W. Thomas

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


I.  Financial Statements                                             Page
                                                                     ----

  1. Aztar Corporation and Subsidiaries


     Report of Independent Accountants . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at January 2, 1997 and December 28,
       1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

     Consolidated Statements of Operations for the years ended
       January 2, 1997, December 28, 1995 and December 29, 1994. . .  F-5

     Consolidated Statements of Cash Flows for the years ended
       January 2, 1997, December 28, 1995 and December 29, 1994. . .  F-7

     Consolidated Statements of Shareholders' Equity for the
       years ended January 2, 1997, December 28, 1995 and
       December 29, 1994 . . . . . . . . . . . . . . . . . . . . . .  F-9

     Notes to Consolidated Financial Statements. . . . . . . . . . . F-11



  2. Tropicana Enterprises


     Report of Independent Accountants . . . . . . . . . . . . . . . F-31

     Balance Sheets at January 2, 1997 and December 28, 1995 . . . . F-32

     Statements of Operations for the years ended January 2, 1997,
       December 28, 1995 and December 29, 1994 . . . . . . . . . . . F-33

     Statements of Cash Flows for the years ended January 2, 1997,
       December 28, 1995 and December 29, 1994 . . . . . . . . . . . F-34

     Statements of Partners' Capital for the years ended
       January 2, 1997, December 28, 1995 and December 29, 1994. . . F-35

     Notes to Financial Statements . . . . . . . . . . . . . . . . . F-36


II. Financial Statement Schedules - Aztar Corporation and Subsidiaries

     Report of Independent Accountants . . . . . . . . . . . . . . . .S-1

     Schedule II - Valuation and Qualifying Accounts . . . . . . . . .S-2

     All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

We have audited the consolidated balance sheets of Aztar Corporation and Subsidiaries as of January 2, 1997 and December 28, 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended January 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztar Corporation and Subsidiaries as of January 2, 1997 and December 28, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1997 in conformity with generally accepted accounting principles.








COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 4, 1997

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   January 2, 1997 and December 28, 1995
                  ----------------------------------------
                      (in thousands, except share data)


                                                      1996         1995
                                                   ----------   ----------

Assets
Current assets:
 Cash and cash equivalents                         $   44,131   $   26,527
 Accounts receivable, net                              41,723       21,325
 Refundable income taxes                                1,201        1,261
 Inventories                                            7,508        6,591
 Prepaid expenses                                       9,772        9,417
 Deferred income taxes, net                             8,985        8,013
                                                   ----------   ----------
     Total current assets                             113,320       73,134

Investments in and advances to unconsolidated
 partnership                                           10,360       11,467
Other investments                                      26,697       27,964

Property and equipment:
 Buildings, riverboats and equipment, net             827,103      711,454
 Land                                                  95,747       95,589
 Construction in progress                               3,820       46,102
 Leased under capital leases, net                         389          535
                                                   ----------   ----------
                                                      927,059      853,680

Deferred income taxes, net                              2,565           --
Other deferred charges and assets                      39,581       46,993
                                                   ----------   ----------
                                                   $1,119,582   $1,013,238
                                                   ==========   ==========

















The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                   January 2, 1997 and December 28, 1995
                  ----------------------------------------
                      (in thousands, except share data)



                                                     1996          1995
                                                  ----------    ----------

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                    $   66,048    $   60,226
 Accrued payroll and employee benefits                22,571        18,012
 Accrued interest payable                             13,288        14,995
 Income taxes payable                                  1,112         2,197
 Current portion of long-term debt                    12,960           466
 Current portion of other long-term liabilities        4,259         6,172
                                                  ----------    ----------
     Total current liabilities                       120,238       102,068

Long-term debt                                       527,006       496,439
Other long-term liabilities                           27,042        30,699
Deferred income taxes                                     --        18,914
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $7,226 and $6,114)                  6,022         5,459

Shareholders' equity:
 Common stock, $.01 par value (45,000,287
   and 38,265,813 shares outstanding)                    489           422
 Paid-in capital                                     411,158       352,221
 Retained earnings                                    44,846        24,922
 Less: Treasury stock                                (17,102)      (17,027)
       Unearned compensation                            (117)         (879)
                                                  ----------    ----------
     Total shareholders' equity                      439,274       359,659
                                                  ----------    ----------
                                                  $1,119,582    $1,013,238
                                                  ==========    ==========















The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                      -----------------------------------
                     (in thousands, except per share data)

                                                 1996      1995      1994
                                              ---------  --------- ---------
Revenues
  Casino                                      $652,707   $469,211  $443,392
  Rooms                                         47,977     40,543    41,514
  Food and beverage                             55,729     47,343    42,657
  Other                                         21,059     15,772    13,877
                                              --------   --------  --------
                                               777,472    572,869   541,440

Costs and expenses
  Casino                                       314,732    226,239   205,995
  Rooms                                         27,931     24,967    25,268
  Food and beverage                             53,668     44,320    39,361
  Other                                         19,319     10,250     7,753
  Marketing                                     91,764     57,445    44,494
  General and administrative                    74,396     50,292    47,895
  Utilities                                     15,076     13,605    13,556
  Repairs and maintenance                       24,429     20,986    19,905
  Provision for doubtful accounts                5,892      3,611     3,102
  Property taxes and insurance                  23,285     19,927    17,781
  Rent                                          15,698     11,308     9,951
  Depreciation and amortization                 49,406     39,494    36,972
  Preopening costs                               2,933      7,724        --
                                              --------   --------  --------
                                               718,529    530,168   472,033
                                              --------   --------  --------
Operating income                                58,943     42,701    69,407

  Interest income                                2,367      3,251     3,139
  Interest expense                             (58,577)   (51,052)  (49,711)
                                              --------   --------  --------
Income (loss) before other items, income
  taxes and extraordinary items                  2,733     (5,100)   22,835
  Equity in unconsolidated partnership's loss   (4,793)    (5,081)   (4,169)
                                              --------   --------  --------
Income (loss) before income taxes and
  extraordinary items                           (2,060)   (10,181)   18,666
  Income taxes                                  22,699      5,187    (1,862)
                                              --------   --------  --------
Income (loss) before extraordinary items        20,639     (4,994)   16,804
  Extraordinary items                               --         --    (2,708)
                                              --------   --------  --------
Net income (loss)                             $ 20,639   $ (4,994) $ 14,096
                                              ========   ========  ========





The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                      -----------------------------------
                     (in thousands, except per share data)

                                             1996      1995      1994
                                           --------  --------  --------
Earnings per common and common equivalent
  share:
  Income (loss) before extraordinary
    items                                  $    .47  $   (.14) $    .42
  Extraordinary items                            --        --      (.07)
                                           --------  --------  --------
  Net income (loss)                        $    .47  $   (.14) $    .35
                                           ========  ========  ========
Earnings per common share assuming full
  dilution:
  Income (loss) before extraordinary
    items                                  $    .46       *    $    .41
  Extraordinary items                            --       *        (.07)
                                           --------            --------
  Net income (loss)                        $    .46       *    $    .34
                                           ========            ========
Weighted average common shares
  applicable to:
  Earnings per common and common
    equivalent share                         42,172    39,026   38,196
  Earnings per common share assuming
    full dilution                            43,149       *     39,224


* Anti-dilutive






















The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                                --------------
                                (in thousands)


                                              1996       1995       1994
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income (loss)                          $  20,639  $  (4,994) $  14,096
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization              52,478     42,808     39,529
   Provision for losses on accounts
     receivable                                5,892      3,611      3,102
   Loss on reinvestment obligation               729         --        950
   Rent expense                                 (732)      (636)        (5)
   Distribution in excess of equity in
     income of partnership                     1,107      1,160      1,149
   Deferred income taxes                     (22,451)    (5,616)    (3,043)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                            (23,701)    (7,545)    (1,577)
    (Increase) decrease in refundable
       income taxes                               60       (538)     1,339
    (Increase) decrease in inventories
       and prepaid expenses                   (1,787)      (516)    (1,121)
    Increase (decrease) in accounts payable,
       accrued expenses and income taxes
       payable                                 8,476     25,066      1,434
    Other items, net                           7,429      6,375      5,780
                                           ---------  ---------  ---------
   Net cash provided by (used in) operating
     activities                               48,139     59,175     61,633
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
Payments received on notes receivable          1,150      1,009        965
Reduction in other investments                 2,427     11,950         --
(Increase) decrease in invested funds             --      8,250     (8,250)
Purchases of property and equipment         (120,426)  (135,863)   (54,442)
Additions to other long-term assets           (7,623)   (28,463)    (6,682)
                                           ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities                            $(124,472) $(143,117) $ (68,409)
                                           ---------  ---------  ---------









The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                                --------------
                                (in thousands)
                                                1996      1995      1994
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $220,200  $ 83,600  $254,795
Proceeds from issuance of common stock          58,051     1,977       274
Principal payments on long-term debt          (177,421)  (17,837) (231,507)
Principal payments on other long-term
  liabilities                                   (5,126)       --        --
Debt issuance costs                               (478)      (80)  (11,473)
Preferred stock dividend                          (726)     (754)     (773)
Redemption of preferred stock                     (563)     (298)     (230)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                       93,937    66,608    11,086
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                              17,604   (17,334)    4,310

Cash and cash equivalents at beginning
  of year                                       26,527    43,861    39,551
                                              --------  --------  --------
     Cash and cash equivalents at end
       of year                                $ 44,131  $ 26,527  $ 43,861
                                              ========  ========  ========
Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment              $     --  $     41  $     75
    Other long-term liabilities incurred
      for deferred charges and other assets         --    13,400        --
    Other long-term liabilities incurred
      for property and equipment                    --       535        --
    Tax benefit from stock options
      and preferred stock dividend                 916       907       722
    Issuance of restricted stock                   136     2,189        --
    Forfeiture of restricted stock                  75       142        --

Cash flow during the year for the following:
    Interest paid, net of amount capitalized  $ 58,037  $ 47,758  $ 47,087
    Income taxes paid                            1,086       471     2,065









The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                                --------------
                                (in thousands)

                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
 December 30, 1993  $    414 $346,965 $ 16,559  $(16,885) $    (65) $346,988
 Stock options
  exercised                       274                                    274
 Tax benefit
  from stock
  options exercised                45                                     45
 Reduction in income
  tax valuation
  allowance                                520                           520
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (620)                         (620)
 Amortization of
  unearned
  compensation                                                  65        65
 Net income (loss)                      14,096                        14,096
                    -------- -------- --------  --------  --------  --------
Balance,
 December 29, 1994       414  347,284   30,555   (16,885)       --   361,368
 Stock options
  exercised                5    1,972                                  1,977
 Issuance of
  restricted stock         3    2,186                       (2,189)       --
 Tax benefit
  from stock
  options exercised               779                                    779
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (639)                         (639)
 Forfeiture of
  restricted stock                                  (142)      142        --
 Amortization of
  unearned
  compensation                                               1,168     1,168
 Net income (loss)                      (4,994)                       (4,994)
                    -------- -------- --------  --------  --------  --------
Balance,
 December 28, 1995  $    422 $352,221 $ 24,922  $(17,027) $   (879) $359,659
                    ======== ======== ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994 -
                                 ------------
                                (in thousands)

                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                     ------- -------- --------- --------- --------- --------
Balance,
  December 28, 1995  $   422 $352,221 $ 24,922  $(17,027) $   (879) $359,659
  Issuance of common
   stock in public
   offering               63   55,813                                 55,876
  Stock options
   exercised               4    2,171                                  2,175
  Issuance of
   restricted stock               136                         (136)       --
  Tax benefit
   from stock
   options exercised              817                                    817
  Preferred stock
   dividend and losses
   on redemption, net
   of income tax
   benefit                                (715)                         (715)
  Forfeiture of
   restricted stock                                  (75)       75        --
  Amortization of
   unearned
   compensation                                                823       823
  Net income (loss)                     20,639                        20,639
                     ------- -------- --------  --------  --------  --------
Balance,
  January 2, 1997    $   489 $411,158 $ 44,846  $(17,102) $   (117) $439,274
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

The Company operates casino hotels in Atlantic City, New Jersey and Las Vegas, Nevada, under the Tropicana name and in Laughlin, Nevada, as Ramada Express. The Company began operations of casino riverboats on April 28, 1995, in Caruthersville, Missouri, and on December 7, 1995, in Evansville, Indiana under the Casino Aztar name. A substantial portion of the Company's consolidated revenues and assets are concentrated at the Atlantic City Tropicana.

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which includes 53 weeks in 1996 and 52 weeks in 1995 and 1994.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at January 2, 1997 or December 28, 1995.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at January 2, 1997 and December 28, 1995. Advertising costs that were expensed during the year were $19,699,000 in 1996, $12,951,000 in 1995 and $9,001,000 in 1994.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $4,503,000 in 1996, $5,290,000 in 1995 and $2,664,000 in 1994.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $227,559,000 at January 2, 1997 and $202,897,000 at December 28, 1995.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $4,977,000 and $3,012,000, were $13,576,000 and
$15,063,000 at January 2, 1997 and December 28, 1995, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses of open and operating locations, net of accumulated amortization of $3,978,000 and $1,723,000, were $18,969,000 and $19,951,000 at January 2, 1997 and December 28, 1995, respectively.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations. Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs. There were no capitalized preopening costs at January 2, 1997 or December 28, 1995.

The Company is actively pursuing new development opportunities in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved. Development costs associated with these pursuits are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. There were no capitalized costs related to development projects at January 2, 1997. At December 28, 1995, the Company had capitalized costs of $1,458,000 related to various development projects.

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

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

                           1996      1995      1994
                         --------  --------  --------
    Rooms                $ 23,615  $ 19,329  $ 17,767
    Food and beverage      42,765    34,369    33,610
    Other                   2,716     3,894     4,741
                         --------  --------  --------
                         $ 69,096  $ 57,592  $ 56,118
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

In calculating the 1996, 1995 and 1994 earnings per share for both computations, dividends and losses on redemption combined of $715,000, $639,000 and $620,000, respectively, on the Series B ESOP Convertible Preferred Stock are deducted in arriving at income applicable to the common stock. The 1996, 1995 and 1994 dividends are net of income tax benefits of $99,000, $128,000 and $157,000, respectively.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, long-term investments and trade accounts receivable. The Company places its cash and temporary cash investments with high-credit-quality financial institutions. At times, such investments may be in excess of the FDIC and SIPC insurance limits. The Company had certificates of deposit at one financial institution that were classified as other investments at January 2, 1997 and December 28, 1995.

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. Approximately 70% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At January 2, 1997 and December 28, 1995, the net receivables at Tropicana Atlantic City were $15,338,000 and $9,503,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $25,601,000 and $11,395,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At January 2, 1997 and December 28, 1995, the allowance for doubtful accounts was $11,261,000 and $9,905,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $16,652,000 in 1996, $17,098,000 in 1995 and $15,267,000 in 1994, of which 50% was eliminated in consolidation.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

                                        1996        1995
                                      --------    --------
     Current assets                   $    959    $    837
     Noncurrent assets                  69,540      73,438
     Current liabilities                   929         915
     Noncurrent liabilities             66,171      68,845

                                        1996        1995        1994
                                      --------    --------    --------
     Revenues                         $ 16,698    $ 17,166    $ 15,360
     Operating expenses                 (2,797)     (2,743)     (2,748)
                                      --------    --------    --------
     Operating income                   13,901      14,423      12,612
     Interest expense                   (5,693)     (6,323)     (4,492)
                                      --------    --------    --------
     Net income                       $  8,208    $  8,100    $  8,120
                                      ========    ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                                        1996        1995        1994
                                      --------    --------    --------
     Equity in unconsolidated
      partnership's loss              $ (4,793)   $ (5,081)   $ (4,169)

NOTE 4.  OTHER INVESTMENTS

At January 2, 1997 and December 28, 1995, other investments consisted of (in thousands):

                                                 1996       1995
                                               --------   --------
           CRDA deposits, net of a valuation
             allowance of $6,425 and $5,927    $16,796    $16,596
           CRDA bonds, net of an unamortized
             discount of $1,643 and $1,420       3,651      3,118
           Certificates of deposit               6,250      8,250
                                               -------    -------
                                               $26,697    $27,964
                                               =======    =======

The Company deposits funds with the CRDA to satisfy a New Jersey assessment based upon its casino revenues. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 18 to 48 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has executed an agreement with the CRDA for approximately $25,000,000 in funding in connection with an expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. During 1995, the Company received approximately $11,900,000 in funding from the CRDA under this agreement. At January 2, 1997, the Company had approximately $2,500,000 in available deposits with the CRDA that qualified and accordingly reclassified this amount to accounts receivable. The balance of funding will result from portions of future CRDA deposits.

The Company has a certificate of deposit which is pledged as collateral for two letters of credit aggregating $10,250,000. The letters of credit were obtained in connection with the Company's obligation to make certain payments. The letters of credit will be reduced as certain of these payments are made and the collateral will be released as the letters of credit are reduced below $6,250,000.

NOTE 5.  LONG-TERM DEBT

At January 2, 1997 and December 28, 1995, long-term debt included (in thousands):
                                                           1996     1995
                                                         -------- --------
11% Senior Subordinated Notes Due 2002; redeemable
 beginning October 1, 1997 at 103.143%                   $200,000 $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                              177,904  177,768
Reducing revolving credit note; floating rate,
 8.36% at January 2, 1997; matures December 31, 1999      160,000  116,600
Other notes payable; 7% to 14.6%; maturities to 2002        1,521    1,814
Obligations under capital leases                              541      723
                                                         -------- --------
                                                          539,966  496,905
Less current portion                                      (12,960)    (466)
                                                         -------- --------
                                                         $527,006 $496,439
                                                         ======== ========

Maturities of long-term debt for the five years subsequent to January 2, 1997 are as follows (in thousands):

          Year
          1997                         $ 12,960
          1998                           35,462
          1999                           26,653
          2000                           86,537
          2001                              233

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

The reducing revolving credit note (the "Bank Credit Facility") matures on December 31, 1999. The maximum amount available under the Bank Credit Facility was reduced to approximately $182,500,000 on December 31, 1996 and it will be reduced quarterly in annual amounts of $35,000,000 in each year until maturity. The Bank Credit Facility is collateralized by all the property of Tropicana Atlantic City, Ramada Express and the riverboat casino operations and, with certain exceptions, the stock of the Company's subsidiaries. Interest is computed on the outstanding principal balance based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from zero to 1.50%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. Effective February 16, 1997, the margin was at .25% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.375% to 0.5% per annum on the unused portion of the Bank Credit Facility.

The reducing revolving loan agreement governing the Bank Credit Facility (the "Loan Agreement") imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and new venture investments, merge or sell assets. The Company's capital expenditures and new venture investments cannot exceed, subject to certain adjustments, $40,000,000 in 1997, $30,000,000 in 1998 and $30,000,000 in 1999. The Loan Agreement also prohibits dividends on the Company's common stock, other than those payable in common stock, and repurchases of the Company's common stock with certain limited exceptions. In addition, the Loan Agreement contains certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio and ratios of maximum debt and senior debt to operating cash flow. At January 2, 1997, the maximum debt to operating cash flow ratio as calculated under the Loan Agreement was 4.66 to 1 and the allowable ratio was 5.50 to 1. The maximum allowable ratio decreases periodically to 4.90 to 1 at January 1, 1998, 4.60 to 1 at December 31, 1998 and 4.45 to 1 at July 1, 1999. At January 2, 1997, the maximum senior debt to operating cash flow ratio as calculated under the Loan Agreement was 1.77 to 1 and the allowable ratio was 2.25 to 1. The maximum allowable ratio decreases periodically to 1.75 to 1 at January 1, 1998, 1.40 to 1 at December 31, 1998 and 1.05 to 1 at December 30, 1999.

NOTE 6.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 15 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

                                                      1996         1995
                                                    --------     --------
          Furniture and equipment                   $  9,393     $  9,393
          Less accumulated amortization               (9,004)      (8,858)
                                                    --------     --------
                                                    $    389     $    535
                                                    ========     ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $146,000 in 1996, $299,000 in 1995 and $289,000 in 1994.

Minimum future lease obligations on long-term, noncancelable leases in effect at January 2, 1997 are as follows (in thousands):

         Year                                       Capital     Operating
         ----                                      --------     ---------
         1997                                      $    157     $ 13,696
         1998                                           146       12,422
         1999                                           146       10,706
         2000                                           146        8,964
         2001                                            38        8,454
         Thereafter                                      --       69,177
                                                   --------     --------
                                                        633     $123,419
                                                                ========
         Amount representing interest                   (92)
                                                   --------
         Net present value                              541
         Less current portion                          (121)
                                                   --------
         Long-term portion                         $    420
                                                   ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

                                               1996      1995      1994
                                             --------  --------  --------
         Minimum rentals                     $ 12,379  $  9,444  $  9,031
         Contingent rentals                     3,319     1,864       920
                                             --------  --------  --------
                                             $ 15,698  $ 11,308  $  9,951
                                             ========  ========  ========

NOTE 7.  OTHER LONG-TERM LIABILITIES

At January 2, 1997 and December 28, 1995, other long-term liabilities consisted of (in thousands):

                                               1996      1995
                                             --------  --------
         Accrued rent expense                $ 12,311  $ 13,043
         Obligation to City of Evansville
           and other civic and community
           organizations                        8,300    13,400
         Deferred compensation and
           retirement plans                    10,181     9,739
         Las Vegas Boulevard
           beautification assessment              509       535
         Deferred income                           --       154
                                             --------  --------
                                               31,301    36,871
         Less current portion                  (4,259)   (6,172)
                                             --------  --------
                                             $ 27,042  $ 30,699
                                             ========  ========

NOTE 8.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock (the "ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1996, 1995 and 1994, respectively, 4,644 shares, 2,797 shares and 2,206 shares were redeemed primarily in connection with employee terminations and at January 2, 1997, cumulative redemptions totaled 11,967 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share.

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

NOTE 9.  CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 48,942,848 at January 2, 1997, and 42,222,646 at December 28, 1995. Common stock outstanding was net of 3,942,561 and 3,956,833 treasury shares at January 2, 1997 and December 28, 1995, respectively. One preferred stock purchase right (a "Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

On July 31, 1996 and August 5, 1996, the Company issued 6,000,000 and 279,200 shares of common stock, respectively, at a price of $9.50 per share. The combined proceeds from both issuances were $55,876,000 after deducting issuance costs. The Company issued 292,000 shares of restricted common stock in 1995 to certain executive officers and key employees; however, 11,334 and 18,000 of these shares were forfeited in 1996 and 1995, respectively. The restrictions on 126,666 of the unforfeited shares will lapse over a three-year period commencing on the date of issuance. The restrictions on 34,000 and 102,000 of the unforfeited shares lapsed during 1996 and 1995, respectively, after the common stock price hit certain performance targets. Compensation expense in connection with this issuance of restricted common stock was $823,000 and $1,168,000 in 1996 and 1995, respectively. Compensation expense in connection with prior issuances of restricted common stock was $65,000 in 1994.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1996, 1995 and 1994, respectively, 25,606, 29,758 and 23,551 shares were claimed; the balance of unclaimed shares was 367,842 as of January 2, 1997.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at January 2, 1997, there remained 591,900 shares that could be repurchased under this authority. No shares were repurchased under this program in 1996, 1995 or 1994. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

At January 2, 1997, December 28, 1995 and December 29, 1994, common shares reserved for future grants of stock options under the Company's stock option plans were 1,036,000, 1,009,000 and 1,919,000, respectively. At January 2, 1997, common shares reserved for the conversion of the ESOP Stock were 931,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 10.  STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock-based employee compensation arrangements because the alternative fair value based method of accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") has authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant subject to continued employment on those dates. The Company's 1990 Nonemployee Director Stock Option Plan ("1990 Plan") has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vest and become exercisable on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 6.4%, no dividend, volatility factor of the expected market price of the Company's common stock of .42, and an expected life of the option of 5.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting or trading restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1995 is not materially different than as reported for 1995. The pro forma information for 1996 follows (in thousands except for earnings per share information):

  Pro forma net income (loss)                   $ 20,122

  Pro forma earnings per share:
    Net income (loss) per common and common
      equivalent share                          $    .46
    Net income (loss) per common share
      assuming full dilution                    $    .45

A summary of the Company's stock option activity, and related information for the years ended December 28, 1995 and December 29, 1994 follows (in thousands of shares):

                              1995                      1994
                    ------------------------  ------------------------
                    Shares Under Price Range  Shares Under Price Range
                       Option    of Options      Option    of Options
                    ------------ -----------  ------------ -----------
Beginning balance
 outstanding           3,554     $3.19-$8.15     3,573     $3.19-$8.15
   Granted               679     $7.00-$9.63       123     $5.88-$7.00
   Exercised            (503)    $3.19-$8.15       (77)    $3.19-$5.00
   Cancelled, expired
     or surrendered      (43)    $6.05-$8.15       (65)    $5.00-$7.38
                      ------                    ------
Ending balance
 outstanding           3,687     $3.19-$9.63     3,554     $3.19-$8.15
                      ======                    ======

Exercisable at end
 of year               2,927                     3,365
                      ======                    ======

A summary of the Company's stock option activity, and related information for the year ended January 2, 1997 follows (in thousands of shares):

                                                 1996
                                   -----------------------------------
                                   Shares Under       Weighted-Average
                                      Option           Exercise Price
                                   ------------       ----------------
Beginning balance outstanding         3,687                $4.96
 Granted                                 88                $9.44
 Exercised                             (441)               $4.93
 Forfeited                              (58)               $7.37
 Expired                                (46)               $8.15
                                     ------
Ending balance outstanding            3,230                $5.00
                                     ======
Exercisable at end of year            2,703                $4.47
                                     ======
Weighted-average fair value of
 options granted during the year     $ 4.17

The following table summarizes additional information about the Company's stock options outstanding at January 2, 1997 (in thousands of shares):

                       Options Outstanding        Options Exercisable
                 ------------------------------   -------------------
                          Weighted-
                           Average    Weighted-             Weighted-
                 Shares   Remaining   Average     Shares    Average
  Range of       Under   Contractual  Exercise    Under     Exercise
Exercise Prices  Option     Life       Price      Option      Price
---------------  ------  -----------  ---------   ------    ---------
$3.19 to $5.00    2,082   3.6 years     $3.75      2,082      $3.75
$5.50 to $7.63      917   6.7 years     $6.73        554      $6.57
$8.50 to $11.00     231   8.8 years     $9.39         67      $9.36
                 ------                           ------
                  3,230   4.8 years     $5.00      2,703      $4.47
                 ======                           ======

NOTE 11.  BENEFIT PLANS

The Company has a defined benefit pension plan for certain former executive employees. The Company has a nonqualified defined benefit retirement plan for certain senior executives.

The defined benefit plans provide for payment of retirement benefits that are generally based on years of service and final average compensation. The defined benefit plans are unfunded. The components of the defined benefit plan expense are as follows (in thousands):

                                        1996        1995        1994
                                      --------    --------    --------
   Service cost                       $     --    $    133    $    135
   Interest cost                           495         462         418
   Net amortization and deferral            90         227         229
                                      --------    --------    --------
                                      $    585    $    822    $    782
                                      ========    ========    ========

The following table shows (in thousands) the defined benefit plans' status and amounts recognized in the Consolidated Balance Sheets at January 2, 1997 and December 28, 1995, respectively.

                                        1996        1995
                                      --------    --------
   Vested benefit obligation          $  4,721    $  2,569
                                      ========    ========
   Accumulated benefit obligation     $  4,721    $  4,662
                                      ========    ========
   Projected benefit obligation       $  6,050    $  6,070
   Plan assets at fair value                --          --
   Projected benefit obligation in
     excess of plan assets               6,050       6,070
   Unrecognized prior service cost      (1,107)     (1,287)
   Unrecognized net gain (loss)             67        (168)
   Unrecognized net obligation              --         (18)
   Adjustment to recognize minimum
     liability                             126         273
                                      --------    --------
   Defined benefit plan liability     $  5,136    $  4,870
                                      ========    ========
   Actuarial assumptions:
     Discount rate                         8.5%        8.5%
     Rate of compensation increase         5.0%        5.0%

The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. Contributions to the savings plan are discretionary. There was no Company contribution to the savings plan in 1996, 1995 or 1994. The Company contributed $2,563,000, $2,305,000 and $2,182,000 in 1996, 1995 and
1994, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company has a deferred compensation plan for designated executives and a similar plan for outside directors. The plans provide for the payment of benefits commencing at retirement. The Company is substantially funding the plans through the purchase of life insurance.

The components of the deferred compensation plan expense are as follows (in thousands):

                                        1996        1995        1994
                                      --------    --------    --------
   Service cost                       $     19    $     20    $     21
   Interest cost                           357         340         317
   Net amortization and deferral           (19)        (16)        (14)
   Cash surrender value increase
     net of premium expense               (180)       (161)       (141)
                                      --------    --------    --------
                                      $    177    $    183    $    183
                                      ========    ========    ========

The following table shows (in thousands) the deferred compensation plans' status and amounts recognized in the Consolidated Balance Sheets at January 2, 1997 and December 28, 1995, respectively.

                                                    1996        1995
                                                  --------    --------
   Vested benefit obligation                      $  4,457    $  4,262
                                                  ========    ========
   Accumulated benefit obligation                 $  4,457    $  4,262
                                                  ========    ========
   Projected benefit obligation                   $  4,457    $  4,262
   Plan assets at fair value                            --          --
   Projected benefit obligation in
     excess of plan assets                           4,457       4,262
   Unrecognized net gain                               588         607
                                                  --------    --------
   Deferred compensation plan
     liability                                    $  5,045    $  4,869
                                                  ========    ========
   Actuarial assumption:
     Discount rate                                     8.5%        8.5%

The Company's ESOP covers substantially all non-union employees. The Company makes contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $726,000 and $1,149,000 in 1996, $754,000 and
$1,121,000 in 1995 and $773,000 and $1,102,000 in 1994.  Compensation
expense recognized in 1996, 1995 and 1994, respectively, was $993,000, $1,107,000 and $1,214,000.

NOTE 12.  INCOME TAXES

The (provision) benefit for income taxes before extraordinary items is comprised of (in thousands):
                                              1996       1995      1994
 Current:                                   --------   --------  --------
   Federal                                  $   (860)  $   (429) $ (4,588)
   State                                       1,108         --      (317)
                                            --------   --------  --------
                                                 248       (429)   (4,905)
 Deferred:                                  --------   --------  --------
   Federal                                    28,700      1,170     2,174
   State                                      (6,249)     4,446       869
                                            --------   --------  --------
                                              22,451      5,616     3,043
                                            --------   --------  --------

                                            $ 22,699   $  5,187  $ (1,862)
                                            ========   ========  ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1986 through 1989 and has agreed to settle with Ramada for all but one issue. The effect of this agreement on the Company was an income tax benefit of $21,028,000 including a reduction in the beginning-of-year valuation allowance. The IRS has completed its examination of the income tax returns for the years 1990 and 1991 and has agreed to settle with the Company for all but one issue. The IRS is examining the income tax returns for the years 1992 and 1993. The New Jersey Division of Taxation has completed its examination of the income tax returns for the years 1986 through 1989 and has agreed to settle with the Company. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The
(provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):

                                              1996       1995      1994
                                            --------   --------  --------
Tax (provision) benefit at U.S. federal
  income tax rate                           $   721    $ 3,563   $(6,533)
    State income taxes                           29       (733)       42
    Disallowance of business meals             (413)    (1,371)   (1,256)
    IRS examination                           1,158         19      (773)
    General business credits                    237        421       404
    Change in valuation allowance             3,641      3,622     6,286
    Ramada tax sharing agreement             17,387         --        --
    Other, net                                  (61)      (334)      (32)
                                            -------    -------   -------
                                            $22,699    $ 5,187   $(1,862)
                                            =======    =======   =======

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at January 2, 1997 and December 28, 1995, are as follows (in thousands):

                                                 1996             1995
                                               ---------        ---------
Net operating loss carryforward                $ 19,627         $ 18,015
Accrued rent expense                              5,355            5,415
Accrued bad debt expense                          5,771            4,476
Accrued compensation                              5,390            5,134
Accrued liabilities                               8,186            3,976
General business credit carryforward              7,567            7,021
                                               --------         --------
Gross deferred tax assets                        51,896           44,037
                                               --------         --------
Deferred tax asset valuation allowance           (4,328)          (8,196)
                                               --------         --------
Other                                            (7,353)          (2,049)
Partnership investment                           (5,308)          (5,291)
Depreciation and amortization                   (23,357)         (17,958)
Ramada tax sharing agreement                         --          (21,444)
                                               --------         --------
Gross deferred tax (liabilities)                (36,018)         (46,742)
                                               --------         --------
Net deferred tax assets (liabilities)          $ 11,550         $(10,901)
                                               ========         ========

Gross deferred tax assets are reduced by a valuation allowance.
Realization of the net deferred tax asset at January 2, 1997, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The beginning-of-year valuation allowances were reduced during 1996, 1995 and 1994 which caused a decrease in income tax expense of $3,641,000, $3,622,000 and $6,286,000, respectively. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994.

At January 2, 1997, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                   $43,216
General business credits                                 3,755

These tax benefits will expire in the years 2003 through 2011 if not used. The Company also has alternative minimum tax credit carryforwards of $3,689,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

                    1997                 $16,483
                    1998                  19,447
                    1999                   5,233
                    2000                   6,126
                    2001                   9,515
                    2002 to 2011          26,237

NOTE 13.  EXTRAORDINARY ITEMS

In 1994, the Company expensed the remaining unamortized deferred financing costs and unamortized discount in connection with early redemptions of debt. These items were reflected in the 1994 Consolidated Statement of Operations as an extraordinary loss of $2,708,000, which was net of an income tax benefit of $1,776,000.

NOTE 14.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,931,000 and $3,941,000 at January 2, 1997 and December 28, 1995, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of approximately $21,064,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to his annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $12,500,000 at January 2, 1997.

NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments at January 2, 1997 and December 28, 1995, respectively. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                      1996                  1995
                               -------------------   -------------------
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
                               --------   --------   --------   --------
Assets
  Other investments           $ 26,697   $ 26,697   $ 27,964   $ 27,964

Liabilities
  Current portion of long-term
    debt                        12,960     12,960        466        466
  Current portion of other
    long-term liabilities        2,800      2,707      4,900      4,854
  Long-term debt               527,006    532,852    496,439    518,021
  Other long-term liabilities    5,500      4,544      8,500      6,968

Off-Balance-Sheet
  Letters of credit                 --     10,250         --     13,450

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Other investments consisted of deposits with the CRDA and CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost. The carrying amounts of these deposits and bonds are presented net of a valuation allowance and an unamortized discount that result in an approximation of fair values. Other investments also included 90-day certificates of deposit which were valued at their carrying amounts which are reasonable estimates of fair values due to the relatively short period to maturity.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the revolving credit note are reasonable estimates of fair values because this note is carried with a floating interest rate.

The amounts reported for other long-term liabilities relate to the Company's obligation to the City of Evansville and other civic and community organizations. The fair values were estimated by discounting expected cash flows using a discount rate commensurate with the risks involved.

The fair values of the letters of credit were estimated to be the same as the contract values based on the nature of the fee arrangement with the issuing financial institution.

NOTE 16.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended January 2, 1997 and December 28, 1995. The Company's common stock is listed on the New York Stock Exchange.

                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------

1996
----
Revenues                         $180,206  $189,493  $204,277  $203,496
Operating income                   15,613    15,388    16,130    11,812
Income (loss) before income
 taxes                              1,371       199     1,209    (4,839)
Income taxes                         (602)     (159)   (1,162)   24,622
Net income (loss)                     769        40        47    19,783
Earnings per common and common
 equivalent share:
   Net income (loss)                  .02        --        --       .43
Earnings per common share assuming
 full dilution:
   Net income (loss)                  .02        --        --       .42

1995
----
Revenues                         $135,568  $145,390  $154,935  $136,976
Operating income (loss)            15,763    13,792    18,994    (5,848)
Income (loss) before income
 taxes                              3,046       623     5,907   (19,757)
Income taxes                       (1,086)      (98)   (1,333)    7,704
Net income (loss)                   1,960       525     4,574   (12,053)
Earnings per common and common
 equivalent share:
   Net income (loss)                  .05       .01       .11      (.31)
Earnings per common share assuming
 full dilution:
   Net income (loss)                  .05       .01       .11         *

Common Stock Prices
-------------------
1996 - High                        $ 9.00    $14.13    $13.75    $ 9.50
     - Low                           7.38      8.38      9.38      6.50
1995 - High                          9.13     10.00     10.50      9.13
     - Low                           5.63      8.00      7.63      6.88


*  Anti-dilutive

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

We have audited the balance sheets of Tropicana Enterprises (a Nevada General Partnership) (the "Partnership") as of January 2, 1997 and December 28, 1995, and the related statements of operations, cash flows and partners' capital for each of the three years in the period ended January 2, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Enterprises as of January 2, 1997 and December 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1997, in conformity with generally accepted accounting principles.











COOPERS & LYBRAND L.L.P.




Phoenix, Arizona
February 4, 1997

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                               BALANCE SHEETS

                    January 2, 1997 and December 28, 1995
                    -------------------------------------
                               (in thousands)

                                                       1996        1995
                                                    ----------  ----------
Assets

  Income producing properties                       $  57,464   $  60,239
  Cash                                                      1           1
  Other receivable                                        958         836
  Other assets                                         12,076      13,199
                                                    ---------   ---------
                                                    $  70,499   $  74,275
                                                    =========   =========

Liabilities and Partners' Capital

  Term loan payable                                 $  66,171   $  68,845
  Unearned rental income                                  929         915
                                                    ---------   ---------
                                                       67,100      69,760
  Partners' capital                                     3,399       4,515
                                                    ---------   ---------
                                                    $  70,499   $  74,275
                                                    =========   =========























The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF OPERATIONS

For the years ended January 2, 1997, December 28, 1995 and December 29, 1994
                     -----------------------------------
                               (in thousands)


                                           1996        1995        1994
                                        ----------  ----------  ----------
Revenues:
  Rent                                  $  16,652   $  17,098   $  15,267
  Interest                                     46          68          93
                                        ---------   ---------   ---------
                                           16,698      17,166      15,360
                                        ---------   ---------   ---------

Costs and expenses:
  General and administrative                    9           8          13
  Interest                                  5,693       6,323       4,492
  Depreciation and amortization             2,788       2,735       2,735
                                        ---------   ---------   ---------
                                            8,490       9,066       7,240
                                        ---------   ---------   ---------
Net income                              $   8,208   $   8,100   $   8,120
                                        =========   =========   =========


























The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF CASH FLOWS

For the years ended January 2, 1997, December 28, 1995 and December 29, 1994
                    ------------------------------------
                               (in thousands)

                                           1996        1995        1994
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net income                            $   8,208   $   8,100   $   8,120
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         2,788       2,735       2,735
      Changes in assets and liabilities:
        Other receivables                    (122)        417         417
        Other assets                        1,110         636         275
        Unearned rental income                 14         (68)       (533)
                                        ---------   ---------   ---------
    Net cash provided by operating
      activities                           11,998      11,820      11,014
                                        ---------   ---------   ---------

Cash flows from financing activities:
  Repayment of term loan                   (2,674)     (2,494)    (74,217)
  Proceeds from term loan                      --          --      72,523
  Distribution to partners                 (9,324)     (9,326)     (9,320)
                                        ---------   ---------   ---------
    Net cash (used in) provided by
      financing activities                (11,998)    (11,820)    (11,014)
                                        ---------   ---------   ---------
Net change in cash                             --          --          --

Cash at beginning of year                       1           1           1
                                        ---------   ---------   ---------
    Cash at end of year                 $       1   $       1   $       1
                                        =========   =========   =========

Supplemental disclosure of cash
  flow information:
    Interest paid                       $   5,633   $   6,323   $   4,762
                                        =========   =========   =========










The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

For the years ended January 2, 1997, December 28, 1995 and December 29, 1994
                     -----------------------------------
                               (in thousands)


                                                                  Total
                                                                Partners'
                                          Adamar      Jaffe      Capital
                                        ----------  ----------  ----------
Balance, December 30, 1993              $     662   $   6,279   $   6,941
  Net income                                4,060       4,060       8,120
  Cash withdrawals                         (4,660)     (4,660)     (9,320)
                                        ---------   ---------   ---------
Balance, December 29, 1994                     62       5,679       5,741
  Net income                                4,050       4,050       8,100
  Cash withdrawals                         (4,663)     (4,663)     (9,326)
                                        ---------   ---------   ---------
Balance, December 28, 1995                   (551)      5,066       4,515
  Net income                                4,104       4,104       8,208
  Cash withdrawals                         (4,662)     (4,662)     (9,324)
                                        ---------   ---------   ---------
Balance, January 2, 1997                $  (1,109)  $   4,508   $   3,399
                                        =========   =========   =========




























The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

  Basis of Financial Statements

  The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which includes 53 weeks in 1996 and 52 weeks in 1995 and 1994.

  The Partnership owns and leases real property (the "Tropicana Property") to Hotel Ramada of Nevada ("HRN") a wholly-owned subsidiary of Aztar. This property is used in the operation of the Tropicana Resort and Casino in Las Vegas, Nevada.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Properties

  Properties are stated at cost. Improvements, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other routine repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

  Properties are depreciated using the straight line method over 21 to 40 years.

  Deferred Lease Costs

  Costs directly related to signed lease agreements are capitalized and amortized over the term of the lease.

  Revenue Recognition

  Rental revenue is recorded on a straight line basis over the term of the lease. Accrued rent, recorded in the accompanying balance sheets as other assets, represents cumulative amounts receivable in excess of cash basis rental revenue.

  Income Taxes

  No federal or state income taxes are payable by the Partnership; thus, none have been provided for in the accompanying financial statements. The partners are to include their respective share of the Partnership income or loss in their separate tax returns.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

2.  Customer Concentration:

  The Partnership receives all of its income from HRN. Although the Partnership does not anticipate a default by HRN, failure to receive payments on the lease would adversely affect the operating results and ability of the Partnership to service its debt.

3.  Income Producing Properties:

  At January 2, 1997 and December 28, 1995, the income producing properties consist of the following (in thousands):

                                             1996        1995
                                          ----------  ----------
          Buildings                       $  84,226   $  84,226
          Less accumulated depreciation     (38,179)    (35,404)
                                          ---------   ---------
                                             46,047      48,822
          Land                               11,417      11,417
                                          ---------   ---------
                                          $  57,464   $  60,239
                                          =========   =========

4.  Other Assets:

    At January 2, 1997 and December 28, 1995, other assets consist of the following (in thousands):

                                             1996        1995
                                          ----------  ----------
          Accrued rent                    $  11,933   $  13,043
          Deferred lease costs                  143         156
                                          ---------   ---------
                                          $  12,076   $  13,199
                                          =========   =========

5.  Term Loan Payable:

    On October 5, 1994, the Partnership entered into a term loan of $72,523,000, maturing December 31, 1999, with a group of banks. The term loan was used to refinance the existing loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by the Tropicana operation. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The effective interest rate was 8.4% for the year ended January 2, 1997.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

5.  Term Loan Payable: (Continued)

    The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

    Maturities of the term loan for the five years subsequent to January 2, 1997 are as follows (in thousands):

          1997                                          $  2,868
          1998                                             3,075
          1999                                             3,297
          2000                                            56,931
                                                        --------
                                                        $ 66,171
                                                        ========
6.  Lease Agreement:

    In 1984, the partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facilities is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $11,933,000 and $13,043,000, as of January 2, 1997 and December 28, 1995,
    respectively, which represents future rent payments.

    Minimum future rentals on the non-cancelable operating lease as of January 2, 1997, excluding contingent rental income as described above, are as follows (in thousands):

          1997                                         $  14,178
          1998                                            14,178
          1999                                            14,178
          2000                                            14,178
          2001                                            14,288
          Thereafter                                     130,119
                                                       ---------
                                                       $ 201,119
                                                       =========
7.  Related Parties:

    The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $16,652,000 in 1996, $17,098,000 in 1995 and $15,267,000 in 1994
    related to this lease.

    Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

The company's sources of liquidity and capital in 1996 were cash from operations, a bank credit line, and the issuance of common stock. The company received $55.9 million, after deducting issuance costs, from the issuance of 6,279,200 shares of common stock in July and August 1996; this was in addition to the $2.2 million received from the exercise of stock options.

The company's bank credit line is a reducing revolving credit facility ("Credit Facility") provided by a group of banks led by Bank of America as managing agent; it matures on December 31, 1999. The maximum amount available under the Credit Facility was reduced to $182.5 million on December 31,1996 and it will be reduced quarterly in annual amounts of $35 million in each year until maturity. The Credit Facility bears a floating rate of interest that is payable at least quarterly and sometimes more often depending on the interest option selected by the company. At December 28, 1995, the outstanding balance under the Credit Facility was $116.6 million. During 1996, the company borrowed $220.2 million and repaid $176.8 million, leaving an outstanding balance of $160 million at January 2, 1997. The Credit Facility imposes various restrictions on the company, including limitations on its ability to incur additional debt, commit funds to capital expenditures (as defined), merge or sell assets. The Credit Facility prohibits dividends on the company's common stock, other than those payable in common stock, and repurchases of the company's common stock with certain limited exceptions.
In addition, the Credit Facility contains certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio and a maximum debt to operating cash flow ratio ("Leverage Ratio"). For purposes of the Leverage Ratio, uncollateralized letters of credit are considered to be debt. On December 30, 1996, the company and the banks amended the Credit Facility. The amendment permits the company to obtain up to an additional $25 million in debt from the banks participating in the Credit Facility using the same collateral, and in March 1997 the company obtained such an additional credit line of $20 million. The amendment also modified the restriction on the company's ability to commit funds to capital expenditures, created a new quarterly financial test that imposes a maximum senior debt to operating cash flow ratio ("Senior Leverage Ratio") and changed the allowable Leverage Ratio at January 2, 1997 from 3.75 to 1 to 5.50 to 1. At January 2, 1997, the actual Leverage Ratio was 4.66 to 1. Future periodic reductions take the allowable Leverage Ratio to 4.90 to 1 at the end of fiscal 1997, 4.60 to 1 at the end of fiscal 1998 and 4.45 to 1 at the end of the second fiscal quarter of 1999 and thereafter. At January 2, 1997, the actual Senior Leverage Ratio was 1.77 to 1 and the allowable Senior Leverage Ratio was 2.25 to 1. The allowable Senior Leverage Ratio decreases periodically to 1.75 to 1 at the end of fiscal 1997, 1.40 to 1 at the end of fiscal 1998 and 1.05 to 1 at the end of fiscal 1999.

Evansville Riverboat Casino

In December 1995, the company commenced operations of a riverboat casino in Evansville, Indiana utilizing temporary land-based facilities. In October 1996, the company opened its 44,000-square-foot passenger pavilion and 1,600-space parking garage. The pavilion has passenger ticketing facilities, three restaurants, a sidewalk cafe, an entertainment lounge and a gift shop. In

December 1996, the company opened a 250-room hotel. The company's expenditures for property and equipment on this project in 1996 were approximately $53.8 million. Total expenditures for property and equipment on this project including amounts from prior years were approximately $109.8 million at January 2, 1997.

Tropicana Atlantic City

The company's expansion of Tropicana Casino and Resort in Atlantic City, New Jersey consisting primarily of a 604-room hotel tower, opened in April 1996. The new hotel tower includes a concierge floor of six large penthouse suites completed in July 1996. The expansion also included modifications to the existing facilities that included the construction of a new hotel lobby. The company's expenditures for property and equipment on the expansion project in 1996 were approximately $33.4 million. Total expenditures for property and equipment on this project including amounts from prior years were approximately $67.7 million.

Other Capital Expenditures

During 1996, the company spent approximately $33.2 million on other purchases of property and equipment including refurbishment of hotel rooms and extensive improvements to the casino in Atlantic City and expansion of the casino floor space in Las Vegas.

Future Expenditures

In 1997, the Company plans to spend approximately $30 million on purchases of property and equipment including final payments on the Evansville Riverboat Casino project. The company also plans to use cash from operations to reduce its long-term debt.

Commitments

Tropicana Enterprises, a Nevada general partnership in which the company is a noncontrolling 50% partner, owns the real property and certain personal property that the company leases in the Tropicana Las Vegas operation. The company is committed to making rent payments that service a bank term loan ("Term Loan") payable by Tropicana Enterprises. The Term Loan is with the same group of banks as the company's Credit Facility. The Term Loan matures on December 31, 1999, and calls for future principal payments of between $2.9 million and $3.3 million each year, with a final payment of approximately $57 million due at maturity. The Term Loan balance at January 2, 1997 is approximately $66 million. The Tropicana Las Vegas lease agreement contains a provision that requires the company to maintain an additional security deposit with the lessor of approximately $21.1 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The lessor waived the requirement to maintain an additional security deposit based on the financial test for the twelve months ended September 26, 1996. A determination has been made for the year ended January 2, 1997, that the additional security deposit was not required. The financial tests are calculated quarterly based on the preceding twelve months of operations.

Results of Operations -
1996 versus 1995

Aztar's consolidated revenues were $777.5 million for 1996, an increase of 36% from $572.9 million in 1995. All company locations experienced higher revenues in 1996 than in 1995 but results are not directly comparable for the following reasons. The company's riverboat operations began in April 1995 for Casino Aztar Caruthersville and in December 1995 for Casino Aztar Evansville resulting in partial year 1995 operations and full year 1996 operations. The new hotel tower at the Atlantic City Tropicana that opened in late April 1996 added approximately 60% to the room capacity at that property. Lastly, the 1996 fiscal year included 53 weeks whereas the 1995 fiscal year included 52 weeks.

Consolidated operating income in 1996 was $58.9 million after the effects of $3.0 million in preopening cost writeoffs in connection with the new hotel tower at the Atlantic City Tropicana and the fourth quarter 1996 opening of a pavilion, parking garage and 250-room hotel at Casino Aztar Evansville. Consolidated operating income in 1995 was $42.7 million after the effects of $7.7 million in preopening cost writeoffs in connection with the riverboat operations. The analysis of the performance of each of Aztar's properties follows.

Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $385.9 million in 1996 compared with $332.7 million in 1995 and operating income of $36.0 million in 1996 compared with $54.5 million in 1995. The 1996 operating income is after the writeoff of $2.3 million of preopening costs associated with the opening of a new hotel tower, an expanded casino and a name change from TropWorld to Tropicana.

All revenues at Tropicana Atlantic City were higher in 1996 than in 1995. Casino revenue was up $48.3 million in 1996 compared to 1995 as a result of several factors. Tropicana Atlantic City expanded the casino in 1996 by adding a new poker room and a new Asian games room along with an enhancement and renovation to the baccarat room. Tropicana Atlantic City continued its emphasis that began in 1995 on the games revenue segment of the business. Games revenue increased $27.2 million or 37% in 1996 compared to 1995 in spite of a slight decline in the table games win percentage. Slot revenue also increased in 1996 compared to 1995 as a result of an increase in coin redemptions. As a result of the change in revenue mix, the slot revenue percentage of total casino revenue decreased to 71% in 1996 from a peak of 76% in the 1995 to 1993 time frame. Rooms revenue increased 45% in 1996 compared to 1995 as a result of a 39% increase in occupied rooms and a 4% increase in the average daily room rate in 1996 compared to 1995. The increase in occupied rooms was achievable as a result of a 60% increase in the room capacity in late April 1996. The increase in occupied rooms led to a 14% increase in food and beverage revenue as a result of increased volume.


Consistent with the revenue increases were increases in costs. Casino and marketing costs were up $49.4 million in 1996 compared to 1995. These costs were higher as a result of increased coin redemptions, table games match play coupons, rooms and food and beverage complimentaries and promotional expenses such as special events, complimentary travel, commissions and off-premise complimentaries. Some of these increases were caused by competitive pressures resulting from additional casino supply throughout the Atlantic City market. Tropicana Atlantic City also experienced an operating margin decline as a result of severe winter weather in the 1996 first quarter and disruption from the construction of the new hotel tower and improvements made to the casino. Rooms and food and beverage costs were higher in 1996 than 1995 as a result of the increased volume associated with the expanded facilities. General and administrative expense increased by $7.7 million, or 43%, in 1996 compared to 1995. General and administrative expense for 1995 was net of a $2.9 million gain associated with funds received from the Casino Reinvestment Development Authority in conjunction with the construction of the new hotel tower. The increase in 1996 in general and administrative expense also reflected increases in executive and security payroll related to the increased promotional activities and a pretax loss on disposal of assets related to the construction of the new casino facilities at the property. The expanded facilities also caused an increase in repairs and maintenance expense.

Operating income is after depreciation and amortization of $21.7 million in both 1996 and 1995 and rent of $2.9 million in 1996 compared with $1.4 million in 1995. Rent expense increased as a result of an increased number of equipment operating leases associated with the improved facilities.

Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $167.4 million in 1996 compared with $138.0 million in 1995 and an operating income of $0.8 million in 1996 compared with a $3.9 million operating loss in 1995. Operating income or loss is after rent expense of $9.1 million in 1996 compared with $9.2 million in 1995 and depreciation and amortization of $8.6 million in 1996 compared with $7.8 million in 1995. Depreciation and amortization increased in 1996 as a result of improvements that were completed in mid-1995.

Casino revenue was 26% higher in 1996 than in 1995. Tropicana Las Vegas had increases in both games revenue and slot revenue in 1996. In mid-1995, the company began an effort to recapture some premium table game business while maintaining slot revenue. In 1996, the company made physical improvements to the casino that included relocating and expanding the premium slot player area, upgrading and expanding the baccarat room and reconfiguring other areas of the casino. In late 1996, the company expanded the casino into an area that previously served as a food court. The table games revenue excluding baccarat increased 8% in 1996 compared with 1995 in spite of a small decrease in the win percentage. Baccarat revenue was the primary contributor to the increase in casino revenue as the volume of play increased 171% along with an increase in the win percentage to 20% in 1996 compared with 3% in 1995. Baccarat revenue as a percent of casino revenue was 14% in 1996 compared to 1% in 1995. Slot revenue increased 9% in 1996 compared with 1995. The slot revenue percentage of casino revenue was 56% in 1996 compared to the 64% to 61% range for 1995 through 1993. Rooms revenue increased 14% in 1996 compared to 1995 due to an increase in average daily room rates. Food and beverage revenue increased 10% in 1996 compared to 1995 due to higher volume associated with the mid-1995 introduction of a buffet and the mid-1995 capital improvements associated with two restaurants.

The new marketing initiatives to increase the premium table game business contributed to a 27% increase in casino and marketing costs in 1996 at the Tropicana Las Vegas. Food and beverage costs increased 15% as a result of the increase in volume and an increase in the product costs as a result of the change in revenue mix.

Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $82.5 million in 1996 compared with $80.4 million in 1995. Casino revenue was up 2% in 1996 from 1995 in an overall market that declined in 1996 from 1995 and casino costs were up 4% in 1996 from 1995. The overall market remains weak as competition continues from Indian casinos and expansions in Las Vegas. Marketing costs were up 20% in 1996 compared to 1995 as the company incurred increased costs in order to increase market share in this declining market.
As a result of the above, the operating margin, as measured by operating income before depreciation and amortization, declined to 22% in 1996 from 24% in 1995.

Operating income at Ramada Express was $11.2 million in 1996 compared with $12.0 million in 1995. Operating income is after depreciation and amortization of $7.1 million in 1996 compared with $7.2 million in 1995 and rent expense of $0.3 million in 1996 compared with $0.2 million in 1995.

Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana began riverboat casino operations in December 1995 utilizing temporary land-based facilities. In the fourth quarter 1996, the company opened its passenger pavilion, parking garage and 250-room hotel. Casino Aztar Evansville was the first riverboat casino to open in Indiana. In 1996, five riverboat casinos opened in Indiana. Three of these riverboat casinos are in Northern Indiana on Lake Michigan and two are on the Ohio River in the Cincinnati, Ohio market area. A riverboat casino has been granted a certificate of suitability to operate in Indiana on the Ohio River in the Louisville, Kentucky market area. This riverboat casino needs certain regulatory approvals including those that involve the environment before it is granted a license to operate. The owners of this operation have stated they plan to open in 1997 if approvals are obtained in time to do so.

Casino Aztar Evansville had total revenues of $115.2 million in 1996 compared with $5.5 million in the 1995 period of operations. In the 1996 fiscal year, Casino Aztar Evansville had approximately 2.4 million admissions with a casino win per admission of $45.85. Before the effects of writing off preopening costs of $0.7 million in 1996 and $5.1 million in 1995, operating income was $28.2 million in 1996 compared with $0.8 million in the 1995 period of operations. Operating income is after depreciation and amortization of $8.3 million in 1996 compared with $0.6 million in the 1995 period of operations and rent expense of $3.0 million in 1996 compared with $0.1 million in the 1995 period of operations.

Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri began riverboat operations in April 1995; however, the full project was not completed until July 1995 with the opening of a pavilion that included a restaurant, sports lounge, snack bar and other amenities. Caruthersville is located in a rural market that has proven to be difficult to penetrate. The company continues to adjust its marketing plan in order to attract a broader customer base. As part of this effort, the company plans to open in 1997 the climate-controlled structure that was used in Evansville, Indiana as a temporary pavilion. The company is also planning an outdoor arena. These facilities will be used for exhibitions, entertainment, rodeo competitions and other events. Casino Aztar Caruthersville continued to grow its business in 1996 which resulted in marketing costs as a percentage of casino revenue being higher than the company's consolidated marketing costs as a percentage of casino revenue. Casino Aztar Caruthersville's marketing costs as a percentage of casino revenue were 21% in 1996 and 19% in 1995 compared to the 14% in 1996 and 12% in 1995 for the company on a consolidated basis.

Total revenues at Casino Aztar Caruthersville were $26.5 million in 1996 compared with $16.3 million in the 1995 period of operations. Casino Aztar Caruthersville had a $3.7 million operating loss in 1996 compared with a $2.2 million operating loss in the 1995 period of operations before the effect in 1995 of a $2.6 million writeoff of preopening costs. The operating losses are after depreciation and amortization of $3.5 million in 1996 compared with $2.0 million in the 1995 period of operations.

Development Costs

In connection with the company pursuing the development of its business in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, the company expensed approximately $2.1 million in 1996 compared with $1.9 million in 1995.

Interest Expense

Interest expense was $58.6 million in 1996 compared with $51.1 million in 1995. The increase in interest expense resulted from a higher level of debt outstanding in 1996 and a $0.8 million decrease in capitalized interest as the company's major construction projects were completed in 1995 and 1996.

Income Taxes

The company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. See Note 1. Significant Accounting Policies - Basis of Consolidated Statements of the Notes to Consolidated Financial Statements. The Internal Revenue Service has completed its examinations of the income tax returns for the years 1986 through 1989 and has agreed to settle with Ramada for all but one issue. The effect of this agreement on the company was an income tax benefit of approximately $21 million in 1996.

Results of Operations -
1995 versus 1994

Aztar's consolidated revenues were $572.9 million for 1995, an increase of 6% from $541.4 million in 1994. An increase in total revenues at Tropicana Atlantic City combined with added revenues from the company's riverboat operations that opened in 1995 more than offset a decrease in total revenues at Tropicana Las Vegas and Ramada Express. Casino Aztar Caruthersville began operations on April 28, 1995, and Casino Aztar Evansville began operations on December 7, 1995. Games revenue in 1995 at the company's land-based properties was down only slightly from 1994 and slot revenue in 1995 was up only slightly from 1994, resulting in a nominal increase in casino revenue at the company's land-based properties in 1995 compared with 1994.

Consolidated operating income in 1995 was $50.4 million before the effects of $7.7 million in preopening cost writeoffs in connection with the riverboat operations, compared with $69.4 million consolidated operating income in 1994. In addition to the effect of the 1995 writeoffs of preopening costs, consolidated operating income was lower in 1995 compared with 1994 because of lower operating results at Tropicana Las Vegas and Ramada Express. Consolidated marketing costs were up $13 million or 29% in 1995 compared with 1994 primarily due to an increased number of promotions and special events as well as increased advertising and contract entertainment costs at Tropicana Atlantic City, combined with the added marketing costs associated with opening operations in new locations as well as attempting to maintain revenues in the declining Laughlin, Nevada market. The consolidated provision for doubtful accounts increased 16% in 1995 compared with 1994 as a result of increasing the allowance for potential uncollectible markers associated with the premium table game business in Las Vegas, Nevada.

Tropicana Atlantic City

Tropicana Atlantic City had total revenues of $332.7 million in 1995 compared with $320.1 million in 1994 and operating income of $54.5 million in 1995 compared with $54.2 million in 1994. The principal reason for the increase in total revenues was an increase of $11.5 million or 4% in casino revenue in 1995 compared to 1994. One factor in this 1995 increase was that casino revenue was reduced in 1994 as a result of severe weather conditions in the East during January and February. Another reason for the increase in casino revenue was an increase in coin redemptions. Tropicana Atlantic City also benefited from a strong market growth rate of 10% in the Atlantic City market during 1995.

The trend of declining games revenue at Tropicana Atlantic City was reversed in 1995. Games revenue increased by $2.9 million in 1995 compared with 1994. This follows year-over-year decreases of $0.5 million in 1994, $10.4 million in 1993 and $6.6 million in 1992. The slot revenue percentage of total casino revenue held at 76% in 1995, the same percentage as in 1994 and 1993, compared to 73% in 1992 and 69% in 1991.

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

Tropicana Las Vegas

Tropicana Las Vegas in 1995 ended its string of year-over-year improvements that began in 1992. Total revenues were $138.0 million in 1995 compared with $140.3 million in 1994. Tropicana Las Vegas had a $3.9 million operating loss in 1995 compared with $8.9 million operating income in 1994. Operating loss or income is after rent expense of $9.2 million in 1995 compared with $8.1 million in 1994. Rent expense increased as a result of a higher interest component of rent payments made to the company's unconsolidated partnership. The interest component was higher due to higher interest rates. Operating loss or income is also after depreciation and amortization of $7.8 million in 1995 compared with $6.5 million in 1994. Depreciation and amortization increased in 1995 as a result of improvements and renovations at the property that were completed in mid-1994 and 1995.

The games revenue at Tropicana Las Vegas decreased by 13% in 1995 compared with 1994. Games revenue has declined over the previous several years as the company shifted its focus from premium table games to slot machines. In 1995, the company began an effort to recapture some premium table game business while maintaining slot revenue. Tropicana Las Vegas did maintain slot revenue in 1995 compared with 1994 and increased table games volume by 9%; however, the baccarat win percentage was 3% in 1995 compared with 26% in 1994 and 22% to 40% in 1993 to 1991. Baccarat revenue as a percent of casino revenue was 1%, 4%, 3%, 7% and 10% for the years 1995, 1994, 1993, 1992 and 1991, respectively. The mix of slot revenue to total casino revenue was 64%, 61% and 63% in 1995, 1994 and 1993, respectively; compared with 56% and 49% in 1992 and 1991, respectively. The Las Vegas Tropicana's casino costs were up approximately 6% in 1995 compared with 1994, reflecting the higher costs associated with increasing the table games volume. The combination of a decrease in casino revenue combined with an increase in casino direct costs caused a decrease in the casino operating profit margin from 44% in 1994 to 37% in 1995.

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

Ramada Express

Ramada Express had revenues that were down slightly in 1995 from 1994. The decrease in the property's revenues reflected an overall market in Laughlin that was also down in most of 1995 from 1994. Total revenues for Ramada Express were $80.4 million in 1995 compared with $81.0 million in 1994. Operating income was $12.0 million in 1995 compared with $15.9 million in 1994. Operating income is after depreciation and amortization of $7.2 million in 1995 compared with $7.6 million in 1994. Rent expense was not significant in either year. The Laughlin market declined in 1995 from 1994 primarily because of competition from Indian casinos in Arizona and California, the addition of a casino at Stateline, Nevada and the additional capacity on the Boulder Highway in Las Vegas.

The operating margin, as measured by operating income before depreciation and amortization, declined in 1995 to 24% from 29% in 1994. The decline is attributable to higher costs associated with attracting and retaining business in a declining market, combined with higher employee benefit costs.

Casino Aztar Caruthersville

Casino Aztar Caruthersville began operations on April 28, 1995. Total revenues at Casino Aztar Caruthersville were $16.3 million. Before the effect of a $2.6 million writeoff of preopening costs, Casino Aztar Caruthersville had an operating loss of $2.2 million. The operating loss is after depreciation and amortization of $2.0 million.

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

Casino Aztar Evansville

Casino Aztar Evansville began operations on December 7, 1995, utilizing temporary land-based facilities. Total revenues at Casino Aztar Evansville were $5.5 million. Before the effect of a $5.1 million writeoff of preopening costs, Casino Aztar Evansville had operating income of $0.8 million.
Operating results are after depreciation and amortization of $0.6 million.
The facility opened during the traditional pre-Christmas slowdown in the casino business without the benefit of the strong New Year's Eve business because the company's fiscal year ended on December 28, 1995.

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

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended January 2, 1997

                            1996       1995      1994      1993      1992
Statement of Operations   --------   --------  --------  --------  --------
 Data (in thousands)
Revenues                 $777,472    $572,869  $541,440  $518,762  $512,045
Operating income (a)       58,943      42,701    69,407    37,419    32,609
Net interest income and
 expense (a)              (56,210)    (47,801)  (46,572)  (21,191)   (2,477)
Equity in unconsolidated
 partnership's loss        (4,793)     (5,081)   (4,169)   (3,822)   (4,125)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change                    20,639      (4,994)   16,804    11,382    16,378
Discontinued operations        --          --        --        --     1,262
Extraordinary items            --          --    (2,708)       --    (5,335)
Cumulative effect of
 accounting change (b)         --          --        --        --     7,500
Net income (loss)          20,639      (4,994)   14,096    11,382    19,805

Common Stock Data (per share)
Income (loss) from
 continuing operations
 before extraordinary
 items and cumulative
 effect of accounting
 change:
   Earnings per common
     and common
     equivalent share    $    .47   $    (.14) $    .42  $    .28  $    .41
   Earnings per common
     share assuming
     full dilution            .46           *       .41       .27       .40
Cash dividends declared        --          --        --        --        --
Equity                       9.76        9.40      9.65      9.29      9.03
* Anti-dilutive

Balance Sheet Data (in
   thousands at year end)
Total assets             $1,119,582 $1,013,238 $915,359  $877,171  $849,565
Long-term debt              527,006    496,439  430,212   404,086   378,058
Series B ESOP convertible
 preferred stock              6,022      5,459    4,711     3,905     2,998
Shareholders' equity        439,274    359,659  361,368   346,988   333,749

(a) In July 1993, the Company acquired the partnership interests in Ambassador Real Estate Investors, L.P. ("AREI") and Ambassador General Partnership ("AGP"). AREI owned a 99.9% general partnership interest in AGP, which acquired a substantial interest in Tropicana Atlantic City in a sale-leaseback transaction in 1984. The acquisition was accounted for as a purchase by the Company. This acquisition did not significantly change Aztar's total assets. The cash paid by Aztar and notes receivable from AGP were replaced on Aztar's balance sheet by the assets acquired, which consisted primarily of building and equipment. The Company's consolidated statements of operations include the results of AGP from its acquisition until its dissolution in November 1994. After intercompany eliminations, the acquisition had the following effects on consolidated results: Most of the reduction in Aztar interest income from the replacement of the AGP notes receivable was offset by a reduction in rent expense. Aztar's net income was affected negatively primarily by an increase in depreciation expense.

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

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------







To the Shareholders and Board of Directors
Aztar Corporation




Our report on the consolidated financial statements of Aztar Corporation and Subsidiaries is included in this report on Form 10-K on page F-2. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 4, 1997

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended January 2, 1997, December 28, 1995 and December 29, 1994
                               (in thousands)

    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:
 1996               $   9,905    $   5,892(a)    $   4,536(b)  $  11,261
 1995                  10,720        3,611(a)        4,426(b)      9,905
 1994                   9,908        3,102(a)        2,290(b)     10,720

Deferred income
 tax asset
 valuation
 allowance:
 1996               $   8,196    $     718(a)    $   4,586(c)  $   4,328
 1995                  11,572          287(a)        3,663(c)      8,196
 1994                  18,590          398(a)        7,905(c)     11,572
                                       489(d)

Valuation allowance
 for interest
 differential on CRDA
 deposits
 1996               $   5,927    $     729(a)    $     231(e)  $   6,425
 1995                   9,233           --             365(e)      5,927
                                                     2,941(f)
 1994                   8,431          950(a)          148(e)      9,233

(a)  Charged to costs and expenses.

(b)  Related assets charged against the account.

(c)  Reflects reductions of $3,641,000, $3,622,000 and $6,286,000 in 1996,
     1995 and 1994, respectively, with a corresponding increase in income tax benefits or decreases in income tax provisions for 1996, 1995 and 1994. In addition, $520,000 that was included in the December 30, 1993 valuation allowance was allocated to shareholders' equity during 1994. The remainder of the reductions in 1996, 1995 and 1994 represented charges of deferred tax assets against the valuation allowance account.

(d)  Reflects adjustments to the account.

(e)  Reflects transfer to unamortized discount for the issuance of CRDA bonds.

(f) Reflects reduction with a corresponding decrease in general and administrative expense associated with funds received from the CRDA in conjunction with the construction of the new hotel tower at Tropicana Atlantic City.

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

10.4(b) Amendment No. 1 to Reducing Revolving Loan Agreement, dated as of November 3, 1995, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named, filed as
          Exhibit 10.4(b) to Aztar Corporation's 1995 Form 10-K and incorporated herein by reference.

10.4(c) Amendment No. 2 to Reducing Revolving Loan Agreement, dated as of December 28, 1995, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named, filed as
          Exhibit 10.4(c) to Aztar Corporation's 1995 Form 10-K and incorporated herein by reference.

**10.4(d) Amendment No. 3 to Reducing Revolving Loan Agreement, dated as of
          December 30, 1996, among Aztar Corporation, Adamar of New Nersey, Inc., Ramada Express, Inc. and the banks therein named.

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

10.14 Second Amended and Restated Loan Agreement, dated October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent, filed as Exhibit 10.14 to Aztar Corporation's 1994 Form 10-K and incorporated herein by reference.

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