Form 10-Q
period 1997-04-03
AZTAR CORP
filed 1997-05-12
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1997
                               -------------
                             OR
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

At May 1, 1997, the registrant had outstanding 45,133,601 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                   Page
                                                                   ----

    Consolidated Balance Sheets at April 3, 1997 and
    January 2, 1997                                                   3

    Consolidated Statements of Operations for the quarters
    ended April 3, 1997 and March 28, 1996                            5

    Consolidated Statements of Cash Flows for the quarters
    ended April 3, 1997 and March 28, 1996                            6

    Consolidated Statements of Shareholders' Equity for the
    quarters ended April 3, 1997 and March 28, 1996                   8

    Notes to Consolidated Financial Statements                        9

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                               April 3,       January 2,
                                                 1997            1997
                                             ------------     ------------
Assets
Current assets:
  Cash and cash equivalents                   $   31,783       $   44,131
  Accounts receivable, net                        37,696           41,723
  Refundable income taxes                             --            1,201
  Inventories                                      6,818            7,508
  Prepaid expenses                                 9,643            9,772
  Deferred income taxes, net                       8,980            8,985
                                              ----------       ----------
    Total current assets                          94,920          113,320

Investments in and advances to
  unconsolidated partnership                      10,105           10,360
Other investments                                 27,145           26,697

Property and equipment:
  Buildings, riverboats and equipment, net       816,990          827,103
  Land                                            93,753           95,747
  Construction in progress                         6,656            3,820
  Leased under capital leases, net                   885              389
                                              ----------       ----------
                                                 918,284          927,059

Deferred income taxes, net                         2,472            2,565
Other deferred charges and assets                 39,414           39,581
                                              ----------       ----------

                                              $1,092,340       $1,119,582
                                              ==========       ==========















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                               April 3,      January 2,
                                                 1997           1997
                                            -------------   ------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   49,177       $   66,048
  Accrued payroll and employee benefits         23,018           22,571
  Accrued interest payable                       1,766           13,288
  Income taxes payable                           1,111            1,112
  Current portion of long-term debt             21,881           12,960
  Current portion of other long-term
    liabilities                                  3,181            4,259
                                            ----------       ----------
    Total current liabilities                  100,134          120,238

Long-term debt                                 518,613          527,006
Other long-term liabilities                     25,619           27,042
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,237 and $7,226)           6,175            6,022

Shareholders' equity:
  Common stock, $.01 par value (45,007,684
    and 45,000,287 shares outstanding)             489              489
  Paid-in capital                              411,158          411,158
  Retained earnings                             47,349           44,846
  Less: Treasury stock                         (17,124)         (17,102)
        Unearned compensation                      (73)            (117)
                                            ----------       ----------
    Total shareholders' equity                 441,799          439,274
                                            ----------       ----------

                                            $1,092,340       $1,119,582
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             For the periods ended April 3, 1997 and March 28, 1996
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                                             First Quarter
                                                          -------------------
                                                             1997      1996
                                                          --------- ---------
Revenues
  Casino                                                  $157,148  $150,300
  Rooms                                                     12,566    11,125
  Food and beverage                                         12,732    12,188
  Other                                                      7,310     6,593
                                                          --------  --------
                                                           189,756   180,206
Costs and expenses
  Casino                                                    74,485    72,996
  Rooms                                                      7,326     6,428
  Food and beverage                                         13,206    12,603
  Other                                                      5,751     6,245
  Marketing                                                 19,748    18,284
  General and administrative                                17,387    17,206
  Utilities                                                  3,454     3,039
  Repairs and maintenance                                    5,794     5,716
  Provision for doubtful accounts                            2,154     1,371
  Property taxes and insurance                               6,120     5,525
  Rent                                                       4,536     3,270
  Depreciation and amortization                             12,741    11,910
                                                          --------  --------
                                                           172,702   164,593
                                                          --------  --------
Operating income                                            17,054    15,613

  Interest income                                              510       589
  Interest expense                                         (15,801)  (13,642)
                                                          --------  --------
Income before other items and income taxes                   1,763     2,560

  Equity in unconsolidated partnership's loss               (1,166)   (1,189)
                                                          --------  --------
Income before income taxes                                     597     1,371

  Income taxes                                               2,080      (602)
                                                          --------  --------
Net income                                                $  2,677  $    769
                                                          ========  ========
Net income per common and common equivalent share         $    .05  $    .02

Net income per common share assuming full dilution        $    .05  $    .02

Weighted average common shares applicable to:
  Net income per common and common equivalent share         45,770    39,235
  Net income per common share assuming full dilution        46,699    40,255

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             For the periods ended April 3, 1997 and March 28, 1996
         ---------------------------------------------------------------
                                 (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1997       1996
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   2,677   $     769
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          13,399      12,556
   Provision for losses on accounts receivable             2,154       1,371
   Loss on reinvestment obligation                           217          94
   Rent expense                                             (324)       (227)
   Distribution in excess of equity in income
     of partnership                                          255         278
   Deferred income taxes                                      98         281
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable            2,226      (5,167)
     (Increase) decrease in refundable income taxes        1,201         124
     (Increase) decrease in inventories and
       prepaid expenses                                     (120)        182
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable         (28,126)      3,079
     Other items, net                                        118         509
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     (6,225)     13,849
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        634         556
Purchases of property and equipment                       (3,936)    (26,215)
Additions to other long-term assets                       (1,818)     (1,819)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities     (5,120)    (27,478)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  55,600      58,600
Proceeds from issuance of common stock                        --         295
Principal payments on long-term debt                     (55,701)    (35,335)
Principal payments on other long-term liabilities           (326)     (3,675)
Debt issuance costs                                         (100)         --
Preferred stock dividend                                    (352)       (368)
Redemption of preferred stock                               (124)        (72)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     (1,003)     19,445
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (12,348)      5,816
Cash and cash equivalents at beginning of period          44,131      26,527
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  31,783   $  32,343
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
            For the periods ended April 3, 1997 and March 28, 1996
        ---------------------------------------------------------------
                                (in thousands)
                                                             First Quarter
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $  2,000   $     --
 Capital lease obligations incurred for property
   and equipment                                               552         --
 Tax benefit from stock options and preferred stock
   dividend                                                     21        167
 Issuance of restricted stock                                   --         26
 Forfeiture of restricted stock                                 22         13

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 26,686   $  3,433
 Income taxes paid (refunded)                               (3,398)     1,031





























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
            For the periods ended April 3, 1997 and March 28, 1996
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                          First Quarter
                                                      ---------------------
                                                         1997        1996
                                                      ----------  ---------
Common stock:
 Beginning balance                                    $    489    $    422
 Stock options exercised for 82,607 shares in 1996          --           1
                                                      --------    --------
   Ending balance                                          489         423
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     411,158     352,221
 Stock options exercised                                    --         294
 Tax benefit from stock options exercised                   --         139
 Restricted stock                                           --          26
                                                      --------    --------
   Ending balance                                      411,158     352,680
                                                      --------    --------
Retained earnings:
 Beginning balance                                      44,846      24,922
 Preferred stock dividend, net of income tax
   benefit of $21 and $28                                 (174)       (160)
 Net income                                              2,677         769
                                                      --------    --------
   Ending balance                                       47,349      25,531
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,102)    (17,027)
 Forfeiture of 3,334 and 2,000 shares
   of restricted stock                                     (22)        (13)
                                                      --------    --------
   Ending balance                                      (17,124)    (17,040)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (117)       (879)
 Restricted stock                                           --         (26)
 Amortization                                               22         104
 Forfeiture of restricted stock                             22          13
                                                      --------    --------
   Ending balance                                          (73)       (788)
                                                      --------    --------

                                                      $441,799    $360,806
                                                      ========    ========



[FN]
The accompanying notes are an integral part of these financial statements.

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarter ended
1997. The interest that was capitalized during the quarter ended 1996 was $1,543,000. Capitalized costs related to various development projects, included in other deferred charges and assets, were $270,000 at April 3, 1997. There were no capitalized costs related to development projects at January 2, 1997. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 1997.

Certain reclassifications have been made in the 1996 Consolidated Statement of Operations in order to be comparable with the 1997 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
April 3, 1997 and March 28, 1996 (in thousands):
                                                       First Quarter
                                                   ---------------------
                                                     1997       1996
                                                   --------   --------
   Revenues                                        $  4,154   $  4,155
   Operating expenses                                  (684)      (684)
                                                   --------   --------
   Operating income                                   3,470      3,471
   Interest expense                                  (1,374)    (1,420)
                                                   --------   --------
     Net income                                    $  2,096   $  2,051
                                                   ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
Note 3:  Long-term Debt
-----------------------

At April 3, 1997 and January 2, 1997, long-term debt included (in thousands):
                                                     1997       1996
                                                   ---------  ---------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       177,941    177,904
    Reducing revolving credit note ("Credit
       Facility"); floating rate, 8.13% at
       April 3, 1997; matures December 31, 1999      160,000    160,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,514      1,521
    Obligations under capital leases                   1,039        541
                                                   ---------  ---------
                                                     540,494    539,966
    Less current portion                             (21,881)   (12,960)
                                                   ---------  ---------
                                                    $518,613   $527,006
                                                   =========  =========

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company obtained bank commitments under the Supplemental Credit Facility for $20,000,000. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4,000,000. As of April 3, 1997, there were no borrowings under the Supplemental Credit Facility.
Note 4:  Other Long-term Liabilities
-------------------------------------

At April 3, 1997 and January 2, 1997, other long-term liabilities consisted of (in thousands):
                                                     1997       1996
                                                   --------   --------
    Accrued rent expense                           $ 11,987   $ 12,311
    Obligation to City of Evansville and
      other civic and community organizations         5,988      8,300
    Deferred compensation and retirement plans       10,330     10,181
    Las Vegas Boulevard beautification assessment       495        509
                                                   --------   --------
                                                     28,800     31,301
    Less current portion                             (3,181)    (4,259)
                                                   --------   --------
                                                   $ 25,619   $ 27,042
                                                   ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1986 through 1991 and has settled for all but one issue. A non-recurring tax benefit of $2,323,000 in the first quarter of 1997 is primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 and 1993. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

Note 6:  Net Income Per Share
-----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends and losses on redemption on the preferred stock.

Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,925,000 and $3,931,000 at April 3, 1997 and January 2, 1997, respectively.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Contingencies and Commitments (continued)
--------------------------------------------------
The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to his base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $10,900,000 at April 3, 1997.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company obtained bank commitments under the Supplemental Credit Facility for $20 million. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4 million. As of April 3, 1997, there were no borrowings under the Supplemental Credit Facility.

During the first quarter of 1997, the Company borrowed $55.6 million and repaid $55.6 million under the Credit Facility, leaving an outstanding balance of $160 million at April 3, 1997. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 4.54 to 1 at April 3, 1997 and the maximum allowable ratio was 5.50 to 1. The Company's senior debt to operating cash flow ratio was 1.71 to 1 at April 3, 1997 and the maximum allowable ratio was 2.25 to 1.

Results of Operations

Quarter Ended April 3, 1997 Compared to Quarter Ended March 28, 1996

The Company's consolidated revenues for the 1997 first quarter were $189.8 million, a 5% increase over $180.2 million for the 1996 first quarter. Consolidated rooms revenue was $1.4 million higher in the 1997 versus 1996 first quarter primarily as a result of the added rooms capacity at Tropicana Atlantic City due to the opening in April 1996 of a new 604-room hotel tower and the opening of a 250-room hotel at Casino Aztar Evansville in December 1996. Consolidated operating income for the first quarter of 1997 was $17.1 million, a 9% increase over $15.6 million for the first quarter of 1996. Improved operating results at Tropicana Atlantic City and Casino Aztar Evansville were more than sufficient to offset lower operating results at Tropicana Las Vegas and Ramada Express. The Tropicana Atlantic City results for the 1996 first quarter were reduced as a result of severe winter weather, disruption from the construction of the new hotel tower and the enhancements to the casino and other facilities, and increased costs associated with promotional programs implemented to increase market share in anticipation of the opening of the new facilities.

Consolidated interest expense increased by $2.2 million or 16% in the 1997 versus 1996 first quarter primarily as a result of discontinuing the capitalization of interest as the Company's major construction projects were completed in phases in 1996.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $92.4 million in the 1997 first quarter, up 10% from $83.8 million in the 1996 first quarter. Casino revenue was 8% higher in the 1997 versus 1996 first quarter, primarily reflecting a 47% increase in games revenue that was partially offset by a 4% decrease in slot revenue. Slot revenue decreased due to a reduction in coin redemptions. Rooms revenue was $1.1 million or 101% higher in the 1997 first quarter due to an increase in occupied rooms primarily attributable to the opening in April 1996 of the new hotel tower and to an increase in the percentage of rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $8.4 million in the 1997 first quarter, a 31% improvement over $6.4 million in the 1996 first quarter. The Tropicana Atlantic City results for the 1996 first quarter were reduced as a result of the factors noted above. Rooms costs were 83% higher in the 1997 versus 1996 first quarter primarily due to increased direct costs associated with the new hotel tower. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $1.4 million in the 1997 first quarter from $0.4 million in the 1996 first quarter as a result of an increased number of operating leases associated with the new facilities. Depreciation and amortization was $5.5 million in the first quarter of 1997 compared to $4.9 million in the first quarter of 1996.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $40.8 million in the 1997 first quarter, a slight decrease from $41.6 million in the 1996 first quarter. Casino revenues were 3% lower in the 1997 versus 1996 first quarter as a 10% decrease in slot revenue more than offset a 5% increase in games revenue. Operating income was $0.6 million in the first quarter of 1997, down 68% from $1.7 million in the first quarter of 1996.
The provision for doubtful accounts was $0.6 million higher in the 1997 versus 1996 first quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on premium table game business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in the 1997 first quarter compared to $2.2 million in the 1996 first quarter. Depreciation and amortization was $2.2 million in the 1997 first quarter compared to $2.4 million in the 1996 first quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $22.0 million in the first quarter of 1997, down slightly from $22.1 million in the first quarter of last year. Operating income was $4.3 million in the 1997 first quarter, an 8% decrease from $4.7 million in last year's first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.8 million in both periods.

                      AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $28.4 million in the 1997 first quarter, a 10% increase over $25.9 million in the 1996 first quarter. Casino Aztar Evansville's hotel, which opened in December 1996, contributed $0.6 million to consolidated rooms revenue. Operating income was $7.4 million in the first quarter of 1997, a 9% improvement over $6.8 million in last year's first quarter. Operating results included $0.2 million of rooms costs associated with the hotel. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.6 million in the 1997 first quarter compared to $0.5 million in the 1996 first quarter. Depreciation and amortization was $2.3 million in the 1997 first quarter compared to $2.0 million in the 1996 first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.2 million in the first quarter of 1997 compared to $6.8 million in the first quarter of 1996. Casino Aztar Caruthersville had an operating loss of $0.7 million in both periods. Operating income is after depreciation and amortization of $0.9 million in the 1997 first quarter compared to $0.8 million in the 1996 first quarter.

Other Matters

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaces net income per common and common equivalent share with a presentation of net income per common share. Net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income per common share assuming full dilution is computed similarly under SFAS 128 as it was under APB 15, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ended January 1, 1998. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net income per common share was $.06 for the 1997 first quarter and $.02 for the 1996 first quarter. The application of the provisions of SFAS 128 would have no effect on the amounts reported in the 1997 and 1996 first quarters for net income per common share assuming full dilution.

                      AZTAR CORPORATION AND SUBSIDIARIES

                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), as reported under Part 1, Item 3 of the Company's Form 10-K for the year ended January 2, 1997, the defendants (including the Company) moved on March 21, 1997, to dismiss the consolidated complaint filed on February 14, 1997, for failure to state a claim and on other grounds.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
                                                                    Page No.
                                                                   ----------

      10.   Supplemental Reducing Revolving Loan Agreement, dated
            as of March 13, 1997, among Aztar Corporation, Adamar
            of New Jersey, Inc., Ramada Express, Inc. and the
            banks therein named; and Bank of America National
      Trust and Savings Association, as Managing Agent.             *

11.   Statement Regarding Computation of Per Share Earnings.        *

27.   Financial Data Schedule.                                      *

* See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

      All other exhibits have been omitted because the information is either not required or not applicable.

(b) The Company did not file any report on Form 8-K during the quarter ended April 3, 1997.

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





Date  May 12, 1997                   By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10. Supplemental Reducing Revolving Loan Agreement, dated as of March 13, 1997, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; and Bank of America National Trust and Savings Association, as Managing Agent.

11.   Statement Regarding Computation of Per Share Earnings.

27.   Financial Data Schedule.