Form 10-Q
period 1997-07-03
AZTAR CORP
filed 1997-08-08
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1997
                               -------------
                             OR
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

At July 31, 1997, the registrant had outstanding 45,159,758 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                    Page
                                                                    ----

    Consolidated Balance Sheets at July 3, 1997 and
    January 2, 1997                                                   3

    Consolidated Statements of Operations for the quarters
    and six months ended July 3, 1997 and June 27, 1996               5

    Consolidated Statements of Cash Flows for the six months
    ended July 3, 1997 and June 27, 1996                              7

    Consolidated Statements of Shareholders' Equity for the
    six months ended July 3, 1997 and June 27, 1996                   9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                                July 3,        January 2,
                                                 1997             1997
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   43,200       $   44,131
  Accounts receivable, net                        39,315           41,723
  Refundable income taxes                             --            1,201
  Inventories                                      7,161            7,508
  Prepaid expenses                                11,062            9,772
  Deferred income taxes, net                       8,910            8,985
                                              ----------       ----------
    Total current assets                         109,648          113,320

Investments in and advances to
  unconsolidated partnership                       9,855           10,360
Other investments                                 26,839           26,697

Property and equipment:
  Buildings, riverboats and equipment, net       811,561          827,103
  Land                                            94,035           95,747
  Construction in progress                         9,287            3,820
  Leased under capital leases, net                   814              389
                                              ----------       ----------
                                                 915,697          927,059

Deferred income taxes, net                         1,941            2,565
Other deferred charges and assets                 39,071           39,581
                                              ----------       ----------

                                              $1,103,051       $1,119,582
                                              ==========       ==========
















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                              July 3,        January 2,
                                               1997             1997
                                            ----------       ----------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   54,967       $   66,048
  Accrued payroll and employee benefits         23,185           22,571
  Accrued interest payable                      13,570           13,288
  Income taxes payable                           2,437            1,112
  Current portion of long-term debt             18,643           12,960
  Current portion of other long-term
    liabilities                                  3,178            4,259
                                            ----------       ----------
    Total current liabilities                  115,980          120,238

Long-term debt                                 509,805          527,006
Other long-term liabilities                     25,191           27,042
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,316 and $7,226)           6,316            6,022

Shareholders' equity:
  Common stock, $.01 par value (45,148,500
    and 45,000,287 shares outstanding)             491              489
  Paid-in capital                              411,820          411,158
  Retained earnings                             50,624           44,846
  Less: Treasury stock                         (17,124)         (17,102)
        Unearned compensation                      (52)            (117)
                                            ----------       ----------
    Total shareholders' equity                 445,759          439,274
                                            ----------       ----------

                                            $1,103,051       $1,119,582
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended July 3, 1997 and June 27, 1996
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                         Second Quarter        Six Months
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------
Revenues
  Casino                              $164,518  $158,530   $321,666  $308,830
  Rooms                                 14,033    12,008     26,599    23,133
  Food and beverage                     13,117    12,693     25,849    24,881
  Other                                  8,719     6,262     16,029    12,855
                                      --------  --------   --------  --------
                                       200,387   189,493    390,143   369,699
Costs and expenses
  Casino                                73,977    77,244    148,462   150,240
  Rooms                                  7,927     6,887     15,253    13,315
  Food and beverage                     14,121    13,012     27,327    25,615
  Other                                  6,323     6,047     12,074    12,292
  Marketing                             21,092    21,720     40,840    40,004
  General and administrative            18,484    17,409     35,871    34,615
  Utilities                              3,474     3,524      6,928     6,563
  Repairs and maintenance                6,050     5,776     11,844    11,492
  Provision for doubtful accounts        3,051       743      5,205     2,114
  Property taxes and insurance           6,237     5,915     12,357    11,440
  Rent                                   5,246     3,449      9,782     6,719
  Depreciation and amortization         12,655    12,303     25,396    24,213
  Preopening costs                          --        76         --        76
                                      --------  --------   --------  --------
                                       178,637   174,105    351,339   338,698
                                      --------  --------   --------  --------
Operating income                        21,750    15,388     38,804    31,001

  Interest income                          517       628      1,027     1,217
  Interest expense                     (15,754)  (14,603)   (31,555)  (28,245)
                                      --------  --------   --------  --------
Income before other items and
  income taxes                           6,513     1,413      8,276     3,973

  Equity in unconsolidated
    partnership's loss                  (1,158)   (1,214)    (2,324)   (2,403)
                                      --------  --------   --------  --------
Income before income taxes               5,355       199      5,952     1,570

  Income taxes                          (1,926)     (159)       154      (761)
                                      --------  --------   --------  --------
Net income                            $  3,429  $     40   $  6,106  $    809
                                      ========  ========   ========  ========


[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
              For the periods ended July 3, 1997 and June 27, 1996
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                         Second Quarter        Six Months
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------   -------   --------  --------
Net income per common and common
  equivalent share                    $    .07   $    --   $    .13  $    .01

Net income per common share
  assuming full dilution              $    .07   $    --   $    .12  $    .01

Weighted average common shares applicable to:
  Net income per common and common
    equivalent share                    45,746    39,694     45,758    39,464
  Net income per common share
    assuming full dilution              46,661    40,684     46,676    40,644
































[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              For the periods ended July 3, 1997 and June 27, 1996
         ---------------------------------------------------------------
                                 (in thousands)
                                                            Six Months
                                                       ---------------------
                                                          1997       1996
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   6,106   $     809
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          26,726      25,812
   Provision for losses on accounts receivable             5,205       2,114
   Loss on reinvestment obligation                           510         277
   Rent expense                                             (557)       (441)
   Distribution in excess of equity in income
     of partnership                                          505         578
   Deferred income taxes                                     699         334
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (2,076)     (5,555)
     (Increase) decrease in refundable income taxes        1,201         (44)
     (Increase) decrease in inventories and
       prepaid expenses                                   (2,022)     (1,767)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable          (8,809)       (481)
     Other items, net                                        360       1,711
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     27,848      23,347
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        634         556
Reduction in other investments                               488         193
Purchases of property and equipment                      (13,329)    (67,122)
Additions to other long-term assets                       (3,485)     (2,637)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (15,692)    (69,010)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 102,100      96,700
Proceeds from issuance of common stock                       538       1,146
Principal payments on long-term debt                    (114,323)    (44,516)
Principal payments on other long-term liabilities           (639)     (3,988)
Debt issuance costs                                         (170)         --
Preferred stock dividend                                    (352)       (368)
Redemption of preferred stock                               (241)       (215)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (13,087)     48,759
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents        (931)      3,096
Cash and cash equivalents at beginning of period          44,131      26,527
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  43,200   $  29,623
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended July 3, 1997 and June 27, 1996
        ---------------------------------------------------------------
                                (in thousands)
                                                               Six Months
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $  2,000   $     --
 Capital lease obligations incurred for property
   and equipment                                               552         --
 Tax benefit from stock options and preferred stock
   dividend                                                    165        397
 Issuance of restricted stock                                   --        136
 Forfeiture of restricted stock                                 22         13

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 29,986   $ 29,066
 Income taxes paid (refunded)                               (3,543)     1,073





























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended July 3, 1997 and June 27, 1996
        ---------------------------------------------------------------
                    (in thousands, except number of shares)

                                                           Six Months
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
Common stock:
 Beginning balance                                    $    489    $    422
 Stock options exercised for 136,348 and
   210,570 shares                                            2           2
                                                      --------    --------
   Ending balance                                          491         424
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     411,158     352,221
 Stock options exercised                                   536       1,144
 Tax benefit from stock options exercised                  126         343
 Restricted stock                                           --         136
                                                      --------    --------
   Ending balance                                      411,820     353,844
                                                      --------    --------
Retained earnings:
 Beginning balance                                      44,846      24,922
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $39 and $54               (328)       (324)
 Net income                                              6,106         809
                                                      --------    --------
   Ending balance                                       50,624      25,407
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,102)    (17,027)
 Forfeiture of 3,334 and 2,000 shares
   of restricted stock                                     (22)        (13)
                                                      --------    --------
   Ending balance                                      (17,124)    (17,040)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (117)       (879)
 Restricted stock                                           --        (136)
 Amortization                                               43         508
 Forfeiture of restricted stock                             22          13
                                                      --------    --------
   Ending balance                                          (52)       (494)
                                                      --------    --------

                                                      $445,759    $362,141
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarter or six months ended 1997. The interest that was capitalized during the quarter and six months ended 1996 was $1,180,000 and $2,723,000, respectively. Capitalized costs related to various development projects, included in other deferred charges and assets, were $311,000 at July 3, 1997. There were no capitalized costs related to development projects at January 2, 1997. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 1997.

Certain reclassifications have been made in the 1996 Consolidated Statement of Operations in order to be comparable with the 1997 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
July 3, 1997 and June 27, 1996 (in thousands):
                              Second Quarter           Six Months
                            -------------------    -------------------
                              1997       1996        1997       1996
                            --------   --------    --------   --------
   Revenues                 $  4,151   $  4,153    $  8,305   $  8,308
   Operating expenses           (683)      (746)     (1,367)    (1,430)
                            --------   --------    --------   --------
   Operating income            3,468      3,407       6,938      6,878
   Interest expense           (1,359)    (1,408)     (2,733)    (2,828)
                            --------   --------    --------   --------
     Net income             $  2,109   $  1,999    $  4,205   $  4,050
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                              Second Quarter           Six Months
                            -------------------    -------------------
                              1997       1996        1997       1996
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $ (1,158)  $ (1,214)   $ (2,324)  $ (2,403)

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

At July 3, 1997 and January 2, 1997, long-term debt included (in thousands):
                                                      1997       1996
                                                    --------   --------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       177,980    177,904
    Reducing revolving credit note ("Credit
       Facility"); floating rate, 8.43% at
       July 3, 1997; matures December 31, 1999       148,000    160,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,499      1,521
    Obligations under capital leases                     969        541
                                                    --------   --------
                                                     528,448    539,966
    Less current portion                             (18,643)   (12,960)
                                                    --------   --------
                                                    $509,805   $527,006
                                                    ========   ========

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company has obtained bank commitments under the Supplemental Credit Facility for $25,000,000, of which $5,000,000 was obtained on June 10, 1997. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4,000,000. As of July 3, 1997, there were no borrowings under the Supplemental Credit Facility.

Note 4:  Other Long-term Liabilities
-------------------------------------

At July 3, 1997 and January 2, 1997, other long-term liabilities consisted of
(in thousands):
                                                     1997       1996
                                                   --------   --------
    Accrued rent expense                           $ 11,754   $ 12,311
    Obligation to City of Evansville and
      other civic and community organizations         5,675      8,300
    Deferred compensation and retirement plans       10,445     10,181
    Las Vegas Boulevard beautification assessment       495        509
                                                   --------   --------
                                                     28,369     31,301
    Less current portion                             (3,178)    (4,259)
                                                   --------   --------
                                                   $ 25,191   $ 27,042
                                                   ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. Income taxes for the six months ended 1997 include a non-recurring tax benefit of $2,323,000 in the first quarter of 1997, primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 and 1993. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

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

Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,912,000 and $3,931,000 at July 3, 1997 and January 2, 1997, respectively.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Contingencies and Commitments (continued)
--------------------------------------------------
The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to his base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $10,600,000 at July 3, 1997.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company has obtained bank commitments under the Supplemental Credit Facility for $25 million, of which $5 million was obtained on June 10, 1997. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4 million. As of July 3, 1997, there were no borrowings under the Supplemental Credit Facility.

During the first half of 1997, the Company borrowed $102.1 million and repaid $114.1 million under the Credit Facility, leaving an outstanding balance of $148 million at July 3, 1997. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 4.19 to 1 at July 3, 1997 and the maximum allowable ratio was 5.20 to 1. The Company's senior debt to operating cash flow ratio was 1.53 to 1 at July 3, 1997 and the maximum allowable ratio was 1.95 to 1.

Results of Operations

Six Months Ended July 3, 1997 Compared to Six Months Ended June 27, 1996

The Company's consolidated revenues for the first half of 1997 were $390.1 million, a 6% increase over $369.7 million for the first half of 1996. Consolidated rooms revenue was $3.5 million higher in the 1997 versus 1996 six-month period primarily as a result of the added rooms capacity at Tropicana Atlantic City due to the opening in late April 1996 of a new 604-room hotel tower and the opening of a 250-room hotel at Casino Aztar Evansville in December 1996. Consolidated operating income for the first half of 1997 was $38.8 million, a 25% increase over $31.0 million for the first half of 1996. Improved operating results at Tropicana Atlantic City and Casino Aztar Evansville were more than sufficient to offset lower operating results at Tropicana Las Vegas and Ramada Express. The Tropicana Atlantic City results for the 1996 six-month period were reduced as a result of severe winter weather, disruption from the construction of the new hotel tower and the enhancements to the casino and other facilities, and increased costs associated with promotional programs implemented to increase market share in anticipation of the opening of the new facilities. Consolidated operating results for the 1996 six-month period reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities.

Consolidated interest expense increased by $3.3 million or 12% in the 1997 versus 1996 six-month period primarily as a result of discontinuing the capitalization of interest as the Company's major construction projects were completed in phases in 1996.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $193.9 million in the first half of 1997, up 10% from $176.2 million in the first half of 1996. Casino revenue was 8% higher in the 1997 versus 1996 six-month period, primarily reflecting a 38% increase in games revenue that was partially offset by a 3% decrease in slot revenue. Slot revenue decreased due to a reduction in coin offers to slot players. Rooms revenue was $2.3 million or 74% higher in the 1997 six-month period due to an increase in occupied rooms primarily attributable to the opening in late April 1996 of the new hotel tower and to an increase in the percentage of rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $22.2 million in the first half of 1997, a 58% improvement over $14.0 million in the first half of 1997. The Tropicana Atlantic City results for the 1996 six-month period were reduced as a result of the factors noted above. Casino costs were 3% lower in the 1997 versus 1996 six-month period primarily due to an $11.5 million reduction in coin offers to slot players that more than offset increased costs related to the increase in casino revenue. The reduction in coin offers consisted of an $8.0 million reduction in direct mail and cash-back coin offers and a $3.5 million reduction in line and charter bus coin. Rooms costs were 61% higher in the 1997 versus 1996 six-month period primarily due to increased direct costs associated with the new hotel tower. The provision for doubtful accounts was $0.9 million higher in the 1997 versus 1996 six-month period due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $3.1 million in the 1997 six-month period from $0.8 million in the 1996 six-month period as a result of an increased number of operating leases associated with the new facilities. Depreciation and amortization was $10.9 million in the 1997 six-month period compared to $10.3 million in the 1996 six-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $82.1 million in the first half of 1997, a slight decrease from $82.7 million in the first half of 1996. Casino revenue was 2% lower in the 1997 versus 1996 six-month period as a 13% decrease in slot revenue more than offset a 15% increase in games revenue. Operating income was $0.9 million in the first half of 1997, a 62% decrease from $2.3 million in the first half of 1996.
The provision for doubtful accounts was $2.2 million higher in the 1997 versus 1996 six-month period due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on premium table game business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $4.8 million in the 1997 six-month period compared to $4.5 million in the 1996 six-month period. Depreciation and amortization was $4.6 million in the 1997 six-month period compared to $4.5 million in the 1996 six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $43.2 million in the first half of 1997, up slightly from $42.5 million in the first half of last year. Operating income was $7.4 million in the 1997 six-month period, a 5% decrease from $7.9 million in the 1996 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.3 million in the 1997 six-month period compared to $0.1 million in the 1996 six-month period. Depreciation and amortization was $3.6 million in both periods.

                      AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $58.8 million in the first half of 1997, an 8% increase over $54.7 million in the first half of 1996. Casino Aztar Evansville's hotel, which opened in December 1996, contributed $1.3 million to consolidated rooms revenue. Operating income was $15.7 million in the first half of 1997, an 11% improvement over $14.2 million in the first half of last year. Operating results included $0.4 million of rooms costs associated with the hotel. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.4 million in the 1997 six-month period compared to $1.1 million in the 1996 six-month period. Depreciation and amortization was $4.6 million in the 1997 six-month period compared to $4.0 million in the 1996 six-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $12.1 million in the first half of 1997 compared to $13.6 million in the first half of 1996. Casino Aztar Caruthersville had an operating loss of $1.4 million in both periods. Operating income is after depreciation and amortization of $1.6 million in the 1997 six-month period compared to $1.7 million in the 1996 six-month period.

Quarter Ended July 3, 1997 Compared to Quarter Ended June 27, 1996

The Company's consolidated revenues for the 1997 second quarter were $200.4 million, a 6% increase over $189.5 million for the 1996 second quarter. Consolidated rooms revenue was $2.0 million higher in the 1997 versus 1996 second quarter primarily as a result of the added rooms capacity at Tropicana Atlantic City due to the opening of the new hotel tower in late April 1996 and the opening of the new hotel at Casino Aztar Evansville in December 1996. Consolidated operating income for the 1997 second quarter was $21.8 million, a 41% increase over $15.4 million for the 1996 second quarter. Improved operating results at Tropicana Atlantic City and Casino Aztar Evansville were more than sufficient to offset lower operating results at Tropicana Las Vegas. The Tropicana Atlantic City results for the 1996 second quarter were reduced as a result of disruption from the construction of the new hotel tower and the enhancements to the casino and other facilities, and increased costs associated with promotional programs implemented to increase market share in anticipation of the opening of the new facilities. Consolidated operating results for the 1996 second quarter reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities.

Consolidated interest expense increased by $1.2 million or 8% in the 1997 versus 1996 second quarter primarily as a result of discontinuing the capitalization of interest as the Company's major construction projects were completed in phases in 1996.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $101.5 million in the 1997 second quarter, a 10% increase over $92.4 million in the 1996 second quarter. Casino revenue was 7% higher in the 1997 versus 1996 second quarter, primarily reflecting a 30% increase in games revenue that was partially offset by a 1% decrease in slot revenue. Slot revenue decreased due to a reduction in coin offers to slot players. Rooms revenue

                      AZTAR CORPORATION AND SUBSIDIARIES

was $1.3 million or 61% higher in the 1997 second quarter due to an increase in occupied rooms primarily attributable to the opening in late April 1996 of the new hotel tower and to an increase in the percentage of rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $13.8 million in the 1997 second quarter, an 82% improvement over $7.5 million in the 1996 second quarter. The Tropicana Atlantic City results for the 1996 second quarter were reduced as a result of the factors noted above. Casino costs were 7% lower in the 1997 versus 1996 second quarter primarily due to a $6.2 million reduction in coin offers to slot players that more than offset increased costs related to the increase in casino revenue. The reduction in coin offers consisted of a $4.5 million reduction in direct mail and cash-back coin offers and a $1.7 million reduction in line and charter bus coin. Rooms costs were 48% higher in the 1997 versus 1996 second quarter primarily due to increased direct costs associated with the new hotel tower. The provision for doubtful accounts was $0.7 million higher in the 1997 versus 1996 second quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $1.6 million in the 1997 second quarter from $0.4 million in the 1996 second quarter as a result of an increased number of operating leases associated with the new facilities. Depreciation and amortization was $5.5 million in both periods.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $41.4 million in the 1997 second quarter, up slightly from $41.1 million in the 1996 second quarter. Casino revenue was unchanged in the 1997 versus 1996 second quarter as a 17% decrease in slot revenue was offset by a 25% increase in games revenue. Operating income was $0.3 million in the second quarter of 1997, down 45% from $0.6 million in the second quarter of 1996. The provision for doubtful accounts was $1.6 million higher in the 1997 versus 1996 second quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on premium table game business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.6 million in the second quarter of 1997 compared to $2.3 million in last year's second quarter. Depreciation and amortization was $2.3 million in the 1997 second quarter compared to $2.1 million in the 1996 second quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.2 million in the second quarter of 1997, a 3% increase over $20.4 million in the second quarter of last year. Operating income was $3.2 million in both periods. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the 1997 second quarter; rent expense was insignificant in the 1996 second quarter. Depreciation and amortization was $1.8 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $30.4 million in the 1997 second quarter, a 6% increase over $28.8 million in the 1996 second quarter. Casino Aztar Evansville's hotel, which opened in December 1996, contributed $0.7 million to consolidated rooms revenue. Operating income was $8.3 million in the second quarter of 1997, a 12% improvement over $7.4 million in last year's second quarter. Operating

                      AZTAR CORPORATION AND SUBSIDIARIES

results included $0.2 million of rooms costs associated with the hotel. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in the 1997 second quarter compared to $0.6 million in the 1996 second quarter. Depreciation and amortization was $2.3 million in the 1997 second quarter compared to $2.0 million in the 1996 second quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $5.9 million in the second quarter of 1997 compared to $6.8 million in the second quarter of 1996. Casino Aztar Caruthersville had an operating loss of $0.7 million in the second quarter of 1997 compared to an operating loss of $0.6 million in the second quarter of 1996. Operating income is after depreciation and amortization of $0.8 million in both periods.

Other Matters

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaces net income per common and common equivalent share with a presentation of net income per common share. Net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income per common share assuming full dilution is computed similarly under SFAS 128 as it was under APB 15, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ended January 1, 1998. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net income per common share was $.07 and $.13 for the quarter and six months ended 1997, respectively; and, $.00 and $.01 for the quarter and six months ended 1996, respectively. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net income per common share assuming full dilution in the 1997 and 1996 second quarters and six-month periods.

In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The effect, if any, of adopting SFAS 130 has not been determined.

In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the

                      AZTAR CORPORATION AND SUBSIDIARIES

way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The effect, if any, of adopting SFAS 131 has not been determined.


                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part 1, Item 3 of the Company's Form 10-K for the year ended January 2, 1997, the defendants (including the Company), as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended April 3, 1997, moved on March 21, 1997, to dismiss the consolidated amended complaint filed on February 14, 1997, for failure to state a claim and on other grounds. The plaintiffs have opposed these motions. The defendants filed reply memoranda in support of the motions. No hearing date has been set.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
                                                                    Page No.
                                                                   ----------

      10.   First Amendment to Supplemental Reducing Revolving
            Loan Agreement, dated as of June 10, 1997, among
            Aztar Corporation, Adamar of New Jersey, Inc., Ramada
            Express, Inc. and the banks therein named; and Bank
            of America National Trust and Savings Association,
      as Managing Agent.                                            *

11.   Statement Regarding Computation of Per Share Earnings.        *

27.   Financial Data Schedule.                                      *

* See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

      All other exhibits have been omitted because the information is either not required or not applicable.

(b) The Company did not file any report on Form 8-K during the quarter ended July 3, 1997.

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





Date  August 8, 1997             By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10. First Amendment to Supplemental Reducing Revolving Loan Agreement, dated as of June 10, 1997, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; and Bank of America National Trust and Savings Association, as Managing Agent.

11.   Statement Regarding Computation of Per Share Earnings.

27.   Financial Data Schedule.