Form 10-Q
period 1997-10-02
AZTAR CORP
filed 1997-11-10
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1997
                               ---------------
                             OR
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

At October 30, 1997, the registrant had outstanding 45,197,253 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                    Page
                                                                    ----

    Consolidated Balance Sheets at October 2, 1997 and
    January 2, 1997                                                   3

    Consolidated Statements of Operations for the quarters
    and nine months ended October 2, 1997 and September 26, 1996      5

    Consolidated Statements of Cash Flows for the nine months
    ended October 2, 1997 and September 26, 1996                      7

    Consolidated Statements of Shareholders' Equity for the
    nine months ended October 2, 1997 and September 26, 1996          9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                              October 2,       January 2,
                                                 1997             1997
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   32,702       $   44,131
  Accounts receivable, net                        41,271           41,723
  Refundable income taxes                             --            1,201
  Inventories                                      6,641            7,508
  Prepaid expenses                                11,452            9,772
  Deferred income taxes, net                       8,349            8,985
                                              ----------       ----------
    Total current assets                         100,415          113,320

Investments in and advances to
  unconsolidated partnership                       9,612           10,360
Other investments                                 25,949           26,697

Property and equipment:
  Buildings, riverboats and equipment, net       809,201          827,103
  Land                                            94,067           95,747
  Construction in progress                         3,613            3,820
  Leased under capital leases, net                   743              389
                                              ----------       ----------
                                                 907,624          927,059

Deferred income taxes, net                           764            2,565
Other deferred charges and assets                 38,248           39,581
                                              ----------       ----------

                                              $1,082,612       $1,119,582
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

                                            October 2,       January 2,
                                               1997             1997
                                            ----------       ----------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   52,625       $   66,048
  Accrued payroll and employee benefits         22,241           22,571
  Accrued interest payable                       1,923           13,288
  Income taxes payable                           2,203            1,112
  Current portion of long-term debt             19,404           12,960
  Current portion of other long-term
    liabilities                                  3,178            4,259
                                            ----------       ----------
    Total current liabilities                  101,574          120,238

Long-term debt                                 500,753          527,006
Other long-term liabilities                     24,827           27,042
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,422 and $7,226)           6,422            6,022

Shareholders' equity:
  Common stock, $.01 par value (45,187,267
    and 45,000,287 shares outstanding)             491              489
  Paid-in capital                              411,986          411,158
  Retained earnings                             53,715           44,846
  Less: Treasury stock                         (17,126)         (17,102)
        Unearned compensation                      (30)            (117)
                                            ----------       ----------
    Total shareholders' equity                 449,036          439,274
                                            ----------       ----------

                                            $1,082,612       $1,119,582
                                            ==========       ==========















The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          For the periods ended October 2, 1997 and September 26, 1996
         ---------------------------------------------------------------
                      (in thousands, except per share data)

                                          Third Quarter        Nine Months
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------
Revenues
  Casino                              $166,689  $173,199   $488,355  $482,029
  Rooms                                 13,096    12,008     39,695    35,141
  Food and beverage                     13,293    12,753     39,142    37,634
  Other                                  8,796     6,317     24,825    19,172
                                      --------  --------   --------  --------
                                       201,874   204,277    592,017   573,976
Costs and expenses
  Casino                                75,650    82,744    224,112   232,984
  Rooms                                  7,601     7,418     22,854    20,733
  Food and beverage                     14,024    13,422     41,351    39,037
  Other                                  6,774     6,917     18,848    19,209
  Marketing                             23,682    22,366     64,522    62,370
  General and administrative            16,262    17,988     52,133    52,603
  Utilities                              4,090     4,870     11,018    11,433
  Repairs and maintenance                5,963     6,492     17,807    17,984
  Provision for doubtful accounts        2,056     1,233      7,261     3,347
  Property taxes and insurance           5,715     5,971     18,072    17,411
  Rent                                   5,711     4,335     15,493    11,054
  Depreciation and amortization         13,035    12,194     38,431    36,407
  Preopening costs                          --     2,197         --     2,273
                                      --------  --------   --------  --------
                                       180,563   188,147    531,902   526,845
                                      --------  --------   --------  --------
Operating income                        21,311    16,130     60,115    47,131

  Interest income                          514       545      1,541     1,762
  Interest expense                     (15,626)  (14,327)   (47,181)  (42,572)
                                      --------  --------   --------  --------
Income before other items and
  income taxes                           6,199     2,348     14,475     6,321

  Equity in unconsolidated
    partnership's loss                  (1,159)   (1,139)    (3,483)   (3,542)
                                      --------  --------   --------  --------
Income before income taxes               5,040     1,209     10,992     2,779

  Income taxes                          (1,797)   (1,162)    (1,643)   (1,923)
                                      --------  --------   --------  --------
Net income                            $  3,243  $     47   $  9,349  $    856
                                      ========  ========   ========  ========




The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
          For the periods ended October 2, 1997 and September 26, 1996
         ---------------------------------------------------------------
                      (in thousands, except per share data)

                                          Third Quarter       Nine Months
                                      ------------------   ------------------
                                        1997      1996       1997      1996
                                      --------   -------   --------  --------
Net income per common and common
  equivalent share                    $    .07   $    --   $    .19  $    .01

Net income per common share
  assuming full dilution              $    .07   $    --   $    .19  $    .01

Weighted average common shares applicable to:
  Net income per common and common
    equivalent share                    45,789    43,704     45,768    40,878
  Net income per common share
    assuming full dilution              46,757    44,660     46,720    41,873


































The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          For the periods ended October 2, 1997 and September 26, 1996
         ---------------------------------------------------------------
                                 (in thousands)
                                                            Nine Months
                                                       ---------------------
                                                          1997       1996
Cash Flows from Operating Activities                   ---------   ---------
Net income                                             $   9,349   $     856
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          40,447      38,830
   Provision for losses on accounts receivable             7,261       3,347
   Loss on reinvestment obligation                           751         520
   Rent expense                                             (777)       (645)
   Distribution in excess of equity in income
     of partnership                                          748         819
   Deferred income taxes                                   2,437          13
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (5,972)    (13,045)
     (Increase) decrease in refundable income taxes        1,201         341
     (Increase) decrease in inventories and
       prepaid expenses                                   (2,009)        (62)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable         (24,160)     10,505
     Other items, net                                        503       4,472
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     29,779      45,951
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                      1,310       1,150
Reduction in other investments                             2,738         383
Purchases of property and equipment                      (17,454)    (98,307)
Additions to other long-term assets                       (5,628)     (4,840)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (19,034)   (101,614)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 171,300     154,800
Proceeds from issuance of common stock                       657      57,674
Principal payments on long-term debt                    (191,888)   (146,685)
Principal payments on other long-term liabilities           (964)     (4,313)
Debt issuance costs                                         (195)         --
Preferred stock dividend                                    (689)       (726)
Redemption of preferred stock                               (395)       (376)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (22,174)     60,374
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (11,429)      4,711
Cash and cash equivalents at beginning of period          44,131      26,527
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  32,702   $  31,238
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
         For the periods ended October 2, 1997 and September 26, 1996
        ---------------------------------------------------------------
                                (in thousands)
                                                               Nine Months
                                                          -------------------
                                                            1997       1996
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $  2,000   $     --
 Capital lease obligations incurred for property
   and equipment                                               552         --
 Tax benefit from stock options and preferred stock
   dividend                                                    229        840
 Issuance of restricted stock                                   --        136
 Forfeiture of restricted stock                                 24         57

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 56,592   $ 31,537
 Income taxes paid (refunded)                               (3,314)     1,075































The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
         For the periods ended October 2, 1997 and September 26, 1996
        ---------------------------------------------------------------
                    (in thousands, except number of shares)

                                                           Nine Months
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
Common stock:
 Beginning balance                                    $    489    $    422
 Issuance of 6,279,200 shares of common stock in 1996       --          63
 Stock options exercised for 171,348 and
   376,315 shares                                            2           4
                                                      --------    --------
   Ending balance                                          491         489
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     411,158     352,221
 Issuance of common stock                                   --      55,813
 Stock options exercised                                   655       1,794
 Tax benefit from stock options exercised                  173         762
 Restricted stock                                           --         136
                                                      --------    --------
   Ending balance                                      411,986     410,726
                                                      --------    --------
Retained earnings:
 Beginning balance                                      44,846      24,922
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $56 and $78               (480)       (501)
 Net income                                              9,349         856
                                                      --------    --------
   Ending balance                                       53,715      25,277
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,102)    (17,027)
 Forfeiture of 3,668 and 8,667 shares
   of restricted stock                                     (24)        (57)
                                                      --------    --------
   Ending balance                                      (17,126)    (17,084)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                        (117)       (879)
 Restricted stock                                           --        (136)
 Amortization                                               63         774
 Forfeiture of restricted stock                             24          57
                                                      --------    --------
   Ending balance                                          (30)       (184)
                                                      --------    --------

                                                      $449,036    $419,224
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarter or nine months ended 1997. The interest that was capitalized during the quarter and nine months ended 1996 was $1,027,000 and $3,750,000, respectively. Capitalized costs related to various development projects, included in other deferred charges and assets, were $359,000 at October 2, 1997. There were no capitalized costs related to development projects at January 2, 1997. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 1997.

Certain reclassifications have been made in the 1996 Consolidated Statement of Operations in order to be comparable with the 1997 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------
Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended October 2, 1997 and September 26, 1996 (in thousands):

                              Third Quarter            Nine Months
                            -------------------    -------------------
                              1997       1996        1997       1996
                            --------   --------    --------   --------
   Revenues                 $  4,165   $  4,128    $ 12,470   $ 12,436
   Operating expenses           (684)      (631)     (2,051)    (2,061)
                            --------   --------    --------   --------
   Operating income            3,481      3,497      10,419     10,375
   Interest expense           (1,360)    (1,372)     (4,093)    (4,200)
                            --------   --------    --------   --------
     Net income             $  2,121   $  2,125    $  6,326   $  6,175
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                               Third Quarter           Nine Months
                            -------------------    -------------------
                              1997       1996        1997       1996
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $ (1,159)  $ (1,139)   $ (3,483)  $ (3,542)

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------
At October 2, 1997 and January 2, 1997, long-term debt included (in thousands):

                                                      1997       1996
                                                    --------   --------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       178,020    177,904
    Reducing revolving credit note ("Credit
       Facility"); floating rate, 8.3% at
       October 2, 1997; matures December 31, 1999    140,000    160,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,240      1,521
    Obligations under capital leases                     897        541
                                                    --------   --------
                                                     520,157    539,966
    Less current portion                             (19,404)   (12,960)
                                                    --------   --------
                                                    $500,753   $527,006
                                                    ========   ========

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company has obtained bank commitments under the Supplemental Credit Facility for $25,000,000. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4,000,000. As of October 2, 1997, there were no borrowings under the Supplemental Credit Facility.

Note 4:  Other Long-term Liabilities
-------------------------------------
At October 2, 1997 and January 2, 1997, other long-term liabilities consisted of (in thousands):

                                                     1997       1996
                                                   --------   --------
    Accrued rent expense                           $ 11,534   $ 12,311
    Obligation to City of Evansville and
      other civic and community organizations         5,363      8,300
    Deferred compensation and retirement plans       10,626     10,181
    Las Vegas Boulevard beautification assessment       482        509
                                                   --------   --------
                                                     28,005     31,301
    Less current portion                             (3,178)    (4,259)
                                                   --------   --------
                                                   $ 24,827   $ 27,042
                                                   ========   ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. Income taxes for the nine months ended 1997 include a non-recurring tax benefit of $2,323,000 in the first quarter of 1997, primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 and 1993. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

Note 6:  Net Income Per Share
-----------------------------
Net income per common and common equivalent share is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options. Net income per common share, assuming full dilution, is computed based on the weighted average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. Net income for both computations is adjusted for dividends and redemption losses on the preferred stock.

Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,909,000 and $3,931,000 at October 2, 1997 and January 2, 1997, respectively.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Contingencies and Commitments (continued)
--------------------------------------------------
The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to twice the sum of the executive's annual base salary plus twice the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to his base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $12,100,000 at October 2, 1997.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company has obtained bank commitments under the Supplemental Credit Facility for $25 million. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4 million. As of October 2, 1997, there were no borrowings under the Supplemental Credit Facility.

During the nine months of 1997, the Company borrowed $171.3 million and repaid $191.3 million under the Credit Facility, leaving an outstanding balance of $140 million at October 2, 1997. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 4.01 to 1 at October 2, 1997 and the maximum allowable ratio was 5.00 to 1. The Company's senior debt to operating cash flow ratio was 1.43 to 1 at October 2, 1997 and the maximum allowable ratio was 1.95 to 1.

Results of Operations

Nine Months Ended October 2, 1997 Compared to Nine Months Ended September 26,
1996

The Company's consolidated revenues for the 1997 nine-month period were $592.0 million, a 3% increase over $574.0 million for the 1996 nine-month period. Consolidated rooms revenue was $4.6 million higher in the 1997 versus 1996 nine-month period primarily as a result of the added rooms capacity at Tropicana Atlantic City due to the opening in late April 1996 of a new 604-room hotel tower and the opening in December 1996 of a 250-room hotel at Casino Aztar Evansville. Consolidated operating income for the 1997 nine-month period was $60.1 million, a 28% increase over $47.1 million for the nine-month period of 1996. Improved operating results at Tropicana Atlantic City, Casino Aztar Evansville and Casino Aztar Caruthersville were more than sufficient to offset lower operating results at Tropicana Las Vegas and Ramada Express. The Tropicana Atlantic City results for the 1996 nine-month period were reduced as a result of severe winter weather, disruption from the expansion and renovation activities at the property, and start-up costs associated with the major expansion completed in July 1996. Consolidated operating income for the nine-month period of 1996 is after the writeoff of preopening costs of $2.3 million. Consolidated operating results for the 1996 nine-month period reflected a $641,000 pretax loss on disposal of assets, included in consolidated general and administrative expense, related to the construction of new facilities.

Consolidated interest expense increased by $4.6 million or 11% in the 1997 versus 1996 nine-month period primarily as a result of discontinuing the capitalization of interest as the Company's major construction projects were completed in phases in 1996.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES


TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $302.5 million in the 1997 nine-month period, up 6% from $284.9 million in the 1996 nine-month period. Casino revenue was 4% higher in the 1997 versus 1996 nine-month period, primarily reflecting a 29% increase in games revenue that was partially offset by a 5% decrease in slot revenue. Slot revenue decreased due to a reduction in coin offers to slot players. Rooms revenue was $3.5 million or 60% higher in the 1997 nine-month period due to an increase in occupied rooms primarily attributable to the opening in late April 1996 of the new hotel tower and to an increase in the percentage of rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $40.8 million in the 1997 nine-month period, a 45% improvement over $28.2 million in the 1996 nine-month period. The Tropicana Atlantic City results for the 1996 nine-month period were reduced as a result of the factors noted above. Casino costs were 6% lower in the 1997 versus 1996 nine-month period primarily due to a $16.9 million reduction in coin offers to slot players that more than offset increased costs related to the increase in casino revenue. The reduction in coin offers consisted of a $12.0 million reduction in direct mail and cash-back coin offers and a $4.9 million reduction in line and charter bus coin. Rooms costs were 43% higher in the 1997 versus 1996 nine-month period primarily due to increased direct costs associated with the new hotel tower. The provision for doubtful accounts was $1.1 million higher in the 1997 versus 1996 nine-month period due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income for the 1996 nine-month period is after the writeoff of preopening costs of $2.3 million. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $5.1 million in the 1997 nine-month period from $1.8 million in the 1996 nine-month period as a result of an increased number of operating leases associated with the new facilities. Depreciation and amortization was $16.5 million in the 1997 nine-month period compared to $15.7 million in the 1996 nine-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $119.3 million in the 1997 nine-month period, down slightly from $121.5 million in the 1996 nine-month period. Casino revenue was 3% lower in the 1997 versus 1996 nine-month period as an 11% decrease in slot revenue due to a supply increase in the market more than offset a 6% increase in games revenue. Tropicana Las Vegas had an operating loss of $2.1 million for the 1997 nine-month period compared to an operating loss of $1.0 million for the 1996 nine-month period. The provision for doubtful accounts was $2.7 million higher in the 1997 versus 1996 nine-month period due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on premium table game business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $7.3 million in the 1997 nine-month period compared to $6.8 million in the 1996 nine-month period. Depreciation and amortization was $7.0 million in the 1997 nine-month period compared to $6.5 million in the 1996 nine-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES

RAMADA EXPRESS At Ramada Express, total revenues were $62.3 million in the 1997 nine-month period, up slightly from $61.2 million in the 1996 nine-month period. Operating income was $8.3 million in the 1997 nine-month period, a 4% decrease from $8.7 million in the 1996 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.4 million in the 1997 nine-month period compared to $0.2 million in the 1996 nine-month period. Depreciation and amortization was $5.4 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $89.5 million in the 1997 nine-month period, a 4% increase over $86.2 million in last year's nine-month period. Casino Aztar Evansville's hotel, which opened in December 1996, contributed $2.1 million to consolidated rooms revenue in the 1997 nine-month period. Operating income was $23.1 million in the 1997 nine-month period, a 3% improvement over $22.4 million in the 1996 nine-month period. Operating results included $0.6 million of rooms costs associated with the hotel. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 1997 nine-month period compared to $2.0 million in the 1996 nine-month period. Depreciation and amortization was $6.9 million in the 1997 nine-month period compared to $6.0 million in the 1996 nine-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $18.4 million in the nine-month period of 1997 compared to $20.2 million in the nine-month period of last year. Casino Aztar Caruthersville had an operating loss of $2.1 million in the 1997 nine-month period compared to $2.4 million in the 1996 nine-month period. Operating income is after depreciation and amortization of $2.5 million in the 1997 nine-month period compared to $2.6 million in the 1996 nine-month period.

Quarter Ended October 2, 1997 Compared to Quarter Ended September 26, 1996

The Company's consolidated revenues for the 1997 third quarter were $201.9 million, a slight decrease from $204.3 million for the 1996 third quarter. Consolidated operating income was $21.3 million for the 1997 third quarter compared to $16.1 million for the 1996 third quarter, a 32% increase reflecting improved operating results at Tropicana Atlantic City, Tropicana Las Vegas and Casino Aztar Caruthersville, partially offset by lower operating results at Casino Aztar Evansville. The Tropicana Atlantic City results for the 1996 third quarter were reduced as a result of pressure on operating margins due to start-up costs associated with the major expansion completed in July 1996 as well as increased costs associated with promotional programs implemented in response to marketing pressures resulting from additional casino supply throughout the Atlantic City market. Consolidated operating income for the 1996 third quarter is after the writeoff of preopening costs of $2.2 million.

Consolidated interest expense increased by $1.3 million or 9% in the 1997 versus 1996 third quarter primarily as a result of discontinuing the capitalization of interest as the Company's major construction projects were completed in phases in 1996.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $108.6 million in the 1997 third quarter compared to $108.7 million in the 1996 third quarter. Casino revenue was 2% lower in the 1997 versus 1996 third quarter as a 9% decrease in slot revenue more than offset a 15% increase in games revenue. Slot revenue decreased due to a reduction in coin offers to slot players and a supply increase in the market. Rooms revenue was $1.2 million or 43% higher in the 1997 third quarter due to higher average daily rates and to an increase in the percentage of rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $18.6 million in the 1997 third quarter, a 31% improvement over $14.2 million in the 1996 third quarter. The Tropicana Atlantic City results for the 1996 third quarter were reduced as a result of the factors noted above. Casino costs were 12% lower in the 1997 versus 1996 third quarter primarily due to a $5.4 million reduction in coin offers to slot players. The reduction in coin offers consisted of a $4.0 million reduction in direct mail and cash-back coin offers and a $1.4 million reduction in line and charter bus coin. Operating income for the 1996 third quarter is after the writeoff of preopening costs of $2.2 million. Operating income is after rent and depreciation and amortization expenses. Rent expense increased to $2.0 million in the 1997 third quarter from $1.0 million in the 1996 third quarter as a result of an increased number of operating leases associated with the new facilities. Depreciation and amortization was $5.6 million in the third quarter of 1997 compared to $5.4 million in the third quarter of 1996.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.2 million in the 1997 third quarter, down slightly from $38.8 million in the 1996 third quarter. Tropicana Las Vegas had an operating loss of $3.0 million for the 1997 third quarter compared to an operating loss of $3.3 million for the 1996 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in the third quarter of 1997 compared to $2.3 million in last year's third quarter. Depreciation and amortization was $2.4 million in the 1997 third quarter compared to $2.0 million in the 1996 third quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $19.1 million in the third quarter of 1997, a 3% increase over $18.6 million in the third quarter of last year. Operating income was $0.9 million in the 1997 third quarter compared to $0.8 million in the 1996 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.8 million in the third quarter of 1997 compared to $1.7 million in the third quarter of last year.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $30.7 million in the 1997 third quarter, a 3% decrease from $31.6 million in the 1996 third quarter. Casino Aztar Evansville's hotel, which opened in December 1996, contributed $0.8 million to consolidated rooms revenue in the 1997 third quarter. Operating income was $7.4 million in the third quarter of 1997, a 9% decrease from $8.2 million in last year's third quarter. Operating results included $0.3 million of rooms costs associated with the hotel. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.0 million in the 1997 third quarter compared

                      AZTAR CORPORATION AND SUBSIDIARIES

to $0.9 million in the 1996 third quarter. Depreciation and amortization was $2.4 million in the 1997 third quarter compared to $2.1 million in the 1996 third quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.3 million in the third quarter of 1997 compared to $6.6 million in the third quarter of 1996. Casino Aztar Caruthersville had an operating loss of $0.7 million in the third quarter of 1997 compared to an operating loss of $1.0 million in the third quarter of 1996. Operating income is after depreciation and amortization of $0.8 million in the 1997 third quarter compared to $0.9 million in the 1996 third quarter.

Other Matters

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which supersedes and simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaces net income per common and common equivalent share with a presentation of net income per common share. Net income per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Net income per common share assuming full dilution is computed similarly under SFAS 128 as it was under APB 15, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company will provide the required EPS disclosures in its financial statements commencing with the fiscal year ended January 1, 1998. SFAS 128 requires restatement of all prior period EPS data presented. Pursuant to the provisions of SFAS 128, the Company's net income per common share was $.07 and $.20 for the quarter and nine months ended 1997, respectively; and, $.00 and $.01 for the quarter and nine months ended 1996, respectively. The application of the provisions of SFAS 128 would have no effect on the amounts reported for net income per common share assuming full dilution in the 1997 and 1996 third quarters and nine-month periods.

In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 130 will not have an effect on the Company's financial statements currently being presented because the Company, at this time, has no items of comprehensive income other than net income.

In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating

                      AZTAR CORPORATION AND SUBSIDIARIES

segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the Company's financial statements as the required information is either currently being presented by the Company or it is not applicable to the Company.


                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 2, 1997, the defendants (including the Company), as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended April 3, 1997, moved on March 21, 1997, to dismiss the consolidated amended complaint filed on February 14, 1997, for failure to state a claim and on other grounds. The plaintiffs, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended July 3, 1997, have opposed these motions. The defendants filed reply memoranda in support of the motions. All motions were argued on November 3, 1997 and were taken under submission.

(b) In connection with Case No. 00698592 (the "Payne Case"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 2, 1997, it was ultimately determined, after various preliminary motions regarding whether the state or federal court should hear this case, that the California state court should hear it. Thereafter, certain defendants, who could not contest personal jurisdiction, moved for dismissal on grounds that the commerce clause of the United States Constitution barred plaintiffs' claims. The Company and certain of the other defendants moved for dismissal on the grounds that the California state court lacked personal jurisdiction over them. The court first considered the commerce clause motion and ruled in defendants' favor dismissing the case without leave to amend. To enable the plaintiffs to immediately appeal that ruling, plaintiffs, on the one hand, and the Company, and the other defendants who brought the personal jurisdiction motion (the "Remaining Defendants"), on the other hand, have entered into an agreement whereby plaintiffs have dismissed their claims against the Company and the Remaining Defendants without prejudice and the parties have agreed that the court's ruling and any ruling on appeal on the commerce clause issue will be equally applicable to the Company and the Remaining Defendants. Accordingly, at this time this suit is no longer pending against the Company and the Remaining Defendants but it is subject to reinstatement if the trial court's ruling on the commerce clause issue is reversed on appeal. In the event there is a reinstatement as a result of an appellate ruling, the Company and the Remaining Defendants would pursue their motion to dismiss for lack of personal jurisdiction.

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

(b) The Company did not file any report on Form 8-K during the quarter ended October 2, 1997.

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





Date  November 10, 1997          By  ROBERT M. HADDOCK
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