Form 10-K405
period 1998-01-01
AZTAR CORP
filed 1998-03-20
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    January 1, 1998
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $395,811,649 at March 2, 1998 and is based on a closing price of $8.8125 and 44,914,797 common shares outstanding.

    At March 2, 1998, the registrant had outstanding 45,203,446 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1998 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 1998 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1998 Proxy Statement
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

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 10 acres and has ocean beach frontage of 220 yards along the Boardwalk in Atlantic City. Tropicana Atlantic City's approximate 124,000-square-foot casino contains 3,719 slot machines and 174 table games, a baccarat lounge, a poker room and keno. The Tropicana Atlantic City complex contains 1,624 hotel rooms and approximately 47,000 square feet of meeting, convention and banquet space. The facility also includes parking for 3,000 vehicles and a 1,700-seat theatrical showroom which regularly presents headliner entertainment. Other amenities include four gourmet restaurants, several medium-priced restaurants, indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

During 1996, Tropicana Atlantic City completed an expansion and renovation designed to attract more high-end players as well as to capitalize on recent and anticipated growth of Atlantic City resulting from the new Atlantic City Convention Center, airport expansion and other market enhancements. The new 604-room hotel tower, which opened in late April 1996, includes a concierge floor of six large penthouse suites completed in July 1996. Concurrent modifications made to the existing facilities included the construction of a new hotel lobby, refurbishment of all existing hotel rooms and extensive improvements to the casino. Renovations to the casino included the development of a new entrance designed to improve traffic circulation throughout the casino and the introduction of a new baccarat room and a new Asian games room. To cater to high-end players, the new baccarat room has private dining areas as well as private access from a new table player lounge and VIP entry. The new games room caters to the domestic Asian gaming community by offering pai gow, tile games and mini-baccarat. During 1997, Tropicana Atlantic City added new casino facilities for middle- and upper- market slot players. The Change Your Life Casino offers a variety of the most popular reel and video game machines with denominations and payouts geared to provide high jackpots to attract the retail customer. The Crystal Room, with elegant decor and furnishings and service, is designed to appeal to the premium slot player.

The Atlantic City gaming market has demonstrated continued growth despite the proliferation of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $3.9 billion in gaming revenues in 1997, a 2% increase over 1996. Major infrastructure improvements either recently completed or underway in Atlantic City include, among other projects, new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a convention center having the largest exhibition space between New York and Washington, D.C. There are also plans for the expansion of existing gaming capacity in Atlantic City, as well as the development of new gaming projects. Several major casino operators have announced plans to develop projects in the Marina and Boardwalk areas, in addition to casino operators having already expanded or planning to expand their existing facilities.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on a 34-acre site at the intersection of Las Vegas Boulevard (the famed Strip) and Tropicana Avenue (known as the "New Four Corners") in Las Vegas, Nevada. Tropicana Las Vegas, which has a tropical theme, boasts one of the world's largest indoor/outdoor swimming pools, as well as a five-acre water park and tropical garden. Both interior and exterior areas feature exhibits of live tropical birds, animals and fish. The casino occupies approximately 63,000 square feet and contains 1,782 slot machines and 66 table games. The hotel has 1,875 rooms and suites as well as approximately 100,000 square feet of convention and exhibit space, plus an array of fine restaurants and extensive parking. Tropicana Las Vegas is home for the Folies Bergere, the longest-running production show in Las Vegas.

The New Four Corners area of Las Vegas contains the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts. The surge in visitation to the New Four Corners as a result of these mega-resorts has presented Tropicana Las Vegas with the opportunity to expand its customer base. During 1996 and 1997, modifications were made to the facility to enhance its ability to attract new visitors. More direct access to the Las Vegas Tropicana from surrounding casinos was opened up. The appearance of the front of the property tying in to the pedestrian bridges that connect the four corners of the intersection was made more inviting. The look and feel of the casino was enhanced. In 1996, a new and elegant baccarat room and a new premium slot area were created. In 1997, a new games room was created to cater to the domestic Asian gaming community. In late 1996, the casino was expanded and in 1997, a large number of slot machines were replaced with models having the latest technology.

The improvements in 1996 and 1997 constitute an interim strategy.
Ultimately, the Company's goal is to take advantage of the Las Vegas Tropicana's premier location with its proximity to McCarran International Airport and transform the property into a completely modern, must-see casino resort.

The Tropicana Las Vegas site and facility are leased by the Company from an unconsolidated partnership in which the Company has a 50% interest. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. The option agreement extends for a period of up to 18 months and gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million. The Company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 28 acres in Laughlin, Nevada, which is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. Ramada Express has 1,500 hotel rooms; a 50,000-square-foot casino containing 1,600 slot machines and 37 table games; a 1,100-vehicle parking garage; additional surface parking for 1,200 vehicles; three restaurants and a lounge; and special event and retail space.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville, the first casino gaming facility to open in Indiana, operates on the Ohio River in Evansville, Indiana. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The facility contains approximately 37,250 square feet of casino space with 1,359 slot machines and 73 table games. The casino opened in December 1995 with temporary facilities, including an approximately 13,000-square-foot pavilion and surface parking. In October 1996, the Company opened its approximately 40,000-square-foot passenger pavilion and 1,600-space parking garage. The pavilion has passenger ticketing facilities, three restaurants, a sidewalk cafe, an entertainment lounge and a gift shop. In December 1996, the Company opened a 250-room hotel.

Approximately 650,000 persons live within 50 miles of Casino Aztar Evansville, and more than 3 million persons live within 120 miles, including the metropolitan Louisville, Kentucky area. The Company believes that Casino Aztar Evansville is well placed to further solidify its position in the regional market prior to additional competition emerging on the Ohio River in the Louisville, Kentucky market area. Direct competition in the Louisville market is expected to open in the summer of 1998.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri near Interstates 55 and 155. The casino riverboat has a capacity of 800 passengers plus crew and contains approximately 10,400 square feet of casino space with 436 slot machines and 27 table games. A passenger pavilion provides ticketing and pre-boarding facilities, including a restaurant, a sports lounge, a snack bar and other amenities. During 1997, the Company opened a climate-controlled pavilion and an outdoor arena. These facilities are used for exhibitions, entertainment, rodeo competitions and other events. The Company has some unused land at this site and is searching for development opportunities with other entities to use the land for facilities that would complement the Company's operations. Other main elements are a barge at river's edge for passenger boarding and disembarking, and parking for more than 1,000 vehicles, including recreational vehicles.

Approximately 634,000 persons live within 60 miles of Casino Aztar Caruthersville in a relatively rural region whose population is widely dispersed and has proven difficult to attract. Approximately 2.2 million people live within 100 miles of Casino Aztar Caruthersville, an area which encompasses Memphis, Tennessee.

YEAR 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Tropicana Atlantic City has undertaken a $6 million capital program, which is expected to be complete by September 1999, to purchase upgrades for its major hardware and software systems. When this capital program is completed, the Atlantic City Tropicana should have addressed most of its year 2000 issues. Tropicana Las Vegas and Ramada Express are still evaluating their year 2000 issues. The costs of testing and conversion are not yet known, although they are not expected to be material. Casino Aztar Evansville and Casino Aztar Caruthersville use primarily third-party standard vendor software and are working with such vendors to ensure year 2000 compliance. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

As of January 1, 1998, there were 11 casino hotel facilities operating in Atlantic City in competition with Tropicana Atlantic City. Although no new casinos have been opened in Atlantic City since April 1990, many of the existing casinos have increased their gaming capacities in 1994 through 1996 and a major expansion at one casino hotel opened in July 1997. Two other casino hotels are scheduled to open major expansions of their gaming capacities in 1998 and 1999. Other companies have announced a desire to open casino hotels in the future. The addition of new casino hotels in the Atlantic City market could have the effect of expanding the market or it could increase competition for the existing market. In 1992, the Mashantucket Pequot tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut. The Mohegan tribe began operating a casino in Connecticut in 1996 and, in December 1997, announced plans for a major expansion of this facility; however, no timetable for completion is available. In addition, slot machines have been added to race tracks in Delaware and West Virginia. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of such gaming.

Since the Mirage opened in late 1989, there have been several other major casino hotels opened on the Strip. In addition, casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. Downtown Las Vegas has added the "Fremont Street Experience" that provides a cover for the street and light show in order to attract customers. Four major casino hotels on the Strip are under construction and announcements have been made for other new developments. In addition, one major casino hotel has announced plans for a major expansion of capacity. The experience through 1997 has been that these new developments have expanded the Las Vegas market. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana Las Vegas.

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

CREDIT POLICY AND CONTROL PROCEDURES

As is customary in the gaming industry and necessitated by competitive factors, the Company's gaming activities are conducted on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Credit policies vary widely from one operator to another and are largely dependent on the profile of the targeted customers. Table games players, for example, are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. The Company currently markets to customers in all gaming segments; however, its credit policy varies from facility to facility based upon the various types of customers at each facility.
Gaming debts are legally enforceable under the current laws of New Jersey and Nevada; it is not clear, however, that all other states or that foreign countries will honor these policies. Enforceability of gaming debts in Indiana is uncertain. The uncollectibility of gaming receivables could have a material adverse effect on results of operations. Provisions for estimated uncollectible gaming receivables have been made in order to reduce gaming receivables to amounts deemed to be collectible.

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

From time to time, legislative and regulatory changes are proposed, and court decisions rendered, that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. Tropicana Atlantic City, Casino Aztar Caruthersville and Casino Aztar Evansville are required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The States of Nevada and Indiana have adopted regulations similar to the Bank Secrecy Act which requires the Nevada and Indiana facilities to document and/or report certain currency transactions to the Nevada State Gaming Control Board and the Indiana Gaming Commission, respectively. Violation of these regulations could result in action by Nevada or Indiana authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada or Indiana facilities' licenses and/or the Company's licensing approval. Except to the extent of a violation as noted above, these reporting requirements are not expected to have any adverse effects on the Company's casino operations.

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

On May 22, 1997, the Nevada Commission granted the Company prior approval to make public offerings for a period of two years subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

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

The sale of alcoholic beverages by HRN and Express is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the Company, HRN or Express.

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

Adamar of New Jersey, Inc. ("Adamar"), a wholly-owned subsidiary of the Company, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar. In November 1995, the license was renewed for a period of four years. The Company and Ramada New Jersey Holdings Corporation ("Holdings"), another of the Company's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar's casino license. Officers and directors of the Company, Holdings and Adamar and employees who work at casino hotel facilities operated by Adamar also have been or must be qualified, licensed or registered. In addition, all contracts affecting the facilities are subject to approval, and all enterprises that conduct business with Adamar must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

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

If the institutional investor is granted such a waiver and subsequently determines to influence or affect the affairs of the issuer, it must provide not less than 30 days notice of such intent and file with the New Jersey Commission an application for qualification before taking any action which may influence or affect the affairs of the issuer, except that an institutional investor holding voting securities shall be permitted to vote on matters put to the vote of the holders of outstanding voting securities. If an institutional investor that has been granted a waiver subsequently changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture shall be taken by the investor with respect to the security holdings until the investor complies with the provisions of the New Jersey Act concerning Interim Casino Authorization. The provisions of the New Jersey Act concerning Interim Casino Authorization provide that whenever a security holder of either equity or debt is required to qualify pursuant to the New Jersey Act, the security holder shall, within 30 days after the New Jersey Commission determines that qualification is required or declines to waive qualification, (i) file a completed application for qualification, along with an executed and approved Trust Agreement, wherein all securities of the holding or intermediary company held by that security holder are placed in trust pending qualification, or (ii) file a notice of intent to divest itself of such securities as the New Jersey Commission may require so as to remove the need for qualification, which securities must be divested within 120 days from the date such determination was made.

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

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in "artificial basins" up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. The legal status of several excursion gaming riverboat facilities is still uncertain at this point. Aztar Missouri's gaming facilities are fully on the Mississippi River, and do not, at this point, appear to be affected by this ruling. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of Aztar Missouri.

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

Licenses are to last for a term of two years, except that the initial license and first renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri was relicensed in 1996 for its first renewal period and was relicensed on July 1, 1997 for its second renewal period. Aztar Missouri will need to renew its license next in 1999, and at that time will be investigated, along with its officers, directors and certain employees, and considered for relicensing. Aztar and its directors may also be investigated pursuant to this relicensing procedure. Aztar Missouri has no reason at this point to believe that such renewal applications will not be approved. However, there can be no assurance that Aztar Missouri's renewal application will be approved in a timely manner or at all.

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

With respect to the availability of dockside gaming, which may be more profitable than cruise gaming, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where such gaming is appropriate and shall be permitted. Dockside gaming in Missouri may differ from dockside gaming in other states, because the Missouri Gaming Commission has the ability to require "simulated cruising". This requirement would permit customers to board dockside riverboats only at specified times and would prohibit boarding during the period of a simulated cruise, which is expected to last for two to three hours. However, customers are permitted to leave the facility at any time. The Missouri Gaming Commission has authorized all eleven licensees to operate all or a portion of their facilities on a continuously docked basis with a "simulated cruise" schedule. On February 15, 1996, the Commission granted Aztar Missouri the authority to, if licensed, operate gambling games on part of its floating facility, previously used for non-gaming activities, such as ticketing, under the continuous docking provision of the Missouri Gaming Law. On February 15, 1997, the Commission granted Aztar Missouri the authority to permanently dock the riverboat facility, the "City of Caruthersville".

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

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Gaming Commission. The Indiana Gaming Commission took office in September 1993, and, thus far, its activities have been predominantly directed toward establishing a regulatory and administrative infrastructure for licensing of prospective applicants for the limited number of riverboat owner's licenses authorized by the Indiana Act (five for operations docking on Lake Michigan, one on a landlocked lake in Southwestern Indiana and five on the Ohio River, including the Company's facility in Evansville, Indiana), and on developing systems and "rules of the game" for the actual operation of riverboat casinos. The Indiana Gaming Commission has issued (i) the five authorized riverboat owner's licenses on Lake Michigan, (ii) three riverboat owner's licenses on the Ohio River, including the Company's facility, and (iii) a certificate of suitability to another applicant for a fourth facility, subject to final licensure, on the Ohio River. The Indiana Gaming Commission has adopted a set of regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission and has proposed other rules for adoption.

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless expressly approved by the Indiana Gaming Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers and crew or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues. For Ohio River excursions, such as those the Company is conducting through its Evansville operation, "full excursions" must be conducted at all times during a year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River.

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Gaming Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure. A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable and which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act. The present license expires in December 2000. Under the Act, the Indiana Gaming Commission will reinvestigate the suitability of the Company in December 1998.

The Indiana Act requires licensees to disclose to the Indiana Gaming Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Gaming Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. The Company has provided full information and documentation to the Indiana Gaming Commission, and it must continue to do so, during the license. The Indiana Act prohibits a key person or a person holding an ownership interest in a riverboat licensee, or an employee of a riverboat licensee, from participating in a game conducted on a riverboat which is the subject of a license. The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee. The Indiana Gaming Commission has adopted a rule requiring quarterly reporting by the holder of a riverboat owner's license, including the Company, or a holder of a supplier's license, of the officer's of the licensee, officer's of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

The Indiana Gaming Commission has proposed a rule, which would if adopted, prohibit the distribution by a riverboat licensee, including the Company, to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation. The Indiana Gaming Commission has proposed another rule, which would if adopted, require riverboat licensees, including the Company, to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Gaming Commission, the Company has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. The Company has received three alcoholic beverage permits: one for riverboat excursions and two for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is substantially completed.

The Indiana Act prescribes a tax on adjusted gross receipts from gambling games authorized under the Indiana Act at the rate of 20% on adjusted gross receipts. For this purpose, adjusted gross receipts means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 for each person admitted to a gaming excursion. The admissions tax is paid for each excursion or part of an excursion for which the person remains on board. Recent legislation permits the imposition of property taxes on riverboats as real property at rates to be determined by local taxing authorities. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Gaming Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations.

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

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Gaming Commission. The Company received approval from the Indiana Gaming Commission in January 1997 for a second secured revolving credit facility of up to $25 million, and in December 1997, the Company received the first of two required approvals from the Indiana Gaming Commission for a reducing revolving credit facility and term loan for up to $350 million. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

Pursuant to agreements with the City of Evansville, as reflected in the owner's license issued to the Company, the Company agreed to certain fixed commitments to the City of Evansville. In lieu of the Company contributing the remaining $2 million for the Dress Plaza, the Company donated two parcels of real estate on Main Street to the City of Evansville in January 1997, and the Indiana Gaming Commission had no objection to this transaction.

The Governor of Indiana has appointed a Gaming Impact Study Commission, chaired by the Attorney General, to review the impact of all forms of gaming in Indiana, and to issue a final report by December 31, 1999.

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

EMPLOYEES

The Company employs approximately 10,800 people, of which approximately 3,400 employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 1,800 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires in 1999 and a small number are covered by contracts that expire in 2001. At Tropicana Las Vegas, approximately 1,600 of the 2,700 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expired on June 1, 1997, and those employees are currently working without a contract while negotiations continue. The remainder of such employees are covered by contracts that expire in 1998, 1999 or 2000. At Ramada Express there are approximately 1,400 employees, none of which are covered by collective bargaining agreements. The Company has approximately 1,200 employees and 400 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

The Company has registered the following important trademarks or service marks: Aztar, Casino Aztar, Trop, Trop Park, and The Island of Las Vegas. The Company believes there are no other trademarks or service marks the use of which is material to the conduct of the Company's business as a whole.

ITEM 2.  PROPERTIES
-------------------
     TROPICANA ATLANTIC CITY.

Tropicana Atlantic City is located on an approximate 10-acre site in Atlantic City, New Jersey. In July 1993, Tropicana Atlantic City became wholly owned by the Company.

     TROPICANA LAS VEGAS.

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Las Vegas is owned by Tropicana Enterprises and is leased to HRN, which operates the casino and hotel under the lease ( the "Tropicana Lease"), which expires in 2011. The Company, through its wholly-owned subsidiary, Adamar of Nevada, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to certain preferences on liquidation. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. The option agreement extends for a period of up to 18 months and gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million. The Company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

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

     CASINO AZTAR CARUTHERSVILLE

Casino Aztar operates on and from a 37-acre site next to the Mississippi River in downtown Caruthersville, Missouri. The site and facilities are wholly owned by the Company. The Company has some unused land at this site and is searching for development opportunities with other entities to use the land for facilities that would complement the Company's operations.

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

On December 9, 1994, the Florida Court ordered that the Actions be transferred to the United States District Court for the District of Nevada. That transfer occurred and the Nevada Court assumed control of the cases, and assigned case numbers CV-S-94-1126-LDG(RJJ) and CV-S-94-1137-LDG(RJJ). Numerous defendants (including the Company) moved to dismiss the complaints for failure to state a claim. In an order entered April 17, 1996, United States District Court Judge Lloyd D. George granted the defendants' motions and dismissed the complaints without prejudice. The plaintiffs filed an amended complaint on May 31, 1996, and the defendants again moved to dismiss it for failure to state a claim (and on other grounds). The claims in the amended complaint sought damages that are the same as those in the original complaints. The Plaintiffs opposed these motions. By order dated August 17, 1996, the Poulos/Ahearn Case was transferred to United States District Court Judge David Ezra and assigned the new Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE.

On May 31, 1996, the plaintiffs filed a motion to substitute Brenda McElmore for Mr. Ahearn as one of the class representatives. This motion was not opposed by the Company, though several of the other defendants did oppose the motion.

By order entered December 30, 1994, the Court stayed all discovery pending a decision on the dispositive motions. The plaintiffs filed a motion on July 12, 1996, seeking to lift the stay of discovery and seeking leave to add additional defendants. The Company and the other defendants opposed these motions.

On September 26, 1995, an action entitled Larry Schreier, On Behalf of Himself and All Others Similarly Situated v. Caesars World, Inc., et al., Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case") was commenced in the United States District Court for the District of Nevada. The case was thereafter transferred to District Judge Lloyd D. George and assigned the Case No. CV-S-95-00923-LDG(RJJ). The Schreier Case is identical to the Poulos/Ahearn Case in all material respects, except that the named plaintiff in the Schreier Case purports to represent a smaller and more precisely defined class of persons than the plaintiffs in the Poulos/Ahearn Case. The defendants (including the Company) moved to dismiss the Schreier complaint on the same grounds as in the previously described Poulos/Ahearn Case, as well as on the ground that this case was filed for an improper purpose, an attempt to circumvent prior rulings of the Court in the Poulos/Ahearn Case. On August 15, 1996, District Judge Lloyd D. George granted the motion to dismiss, without prejudice. An amended complaint containing the same principal allegations was filed on September 30, 1996. The defendants (including the Company) filed motions to dismiss the amended complaint for failure to state a claim and on other grounds. The Plaintiff opposed these motions.

On December 13, 1996, a status conference was held in the Poulos/Ahearn Case before Judge Ezra, who entered the following orders:

         A. The Poulos/Ahearn Case and Schreier Case were consolidated, as was the action entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated vs. Ambassador Cruise Lines, Inc., et al., Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case")(collectively, the "Consolidated Cases"). (The allegations in the Cruise Ship Case are nearly identical to those made in the Poulos/Ahearn Case and Schreier Case, and are made against a group of defendants consisting of several manufacturers and distributors of gaming devices, as well as numerous cruise ship operators and companies which operate cruise ship casinos.)

         B. All pending motions in the Consolidated Cases were deemed withdrawn without prejudice.

On February 14, 1997, the Plaintiffs filed a consolidated amended complaint in the Consolidated Cases. On March 21, 1997, the Defendants moved to dismiss the consolidated amended complaint for failure to state a claim and on other grounds. The Plaintiffs opposed these motions. The defendants filed reply memoranda in support of the motions. The motions were argued on November 3, 1997.

On December 19, 1997, the court entered orders deciding the motions in the Consolidated Cases. The substance of those orders is as follows:

     1. The motion to dismiss was granted as to the "wire fraud" allegation in the RICO claim; the balance of the motion to dismiss the RICO claims was denied.

     2. The motion to strike certain parts of the consolidated amended complaint was granted in part.

     3. The remaining motions (to dismiss and to stay or abstain) were denied.

     4. The plaintiffs were permitted to delete Mr. Ahearn, and add Ms. McElmore as a class representative.

The plaintiffs in the Consolidated Cases filed a second consolidated amended complaint on January 9, 1998. The second consolidated amended complaint contains claims which are nearly identical to those in the previously dismissed complaints. The defendants answered on February 11, 1998. The parties have submitted an updated case management order, and the defendants have filed a motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification (not yet filed).

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
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
-------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        54   19 years  6 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      53   17 years  11 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               56   25 years  8 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               59   10 years 10 years
                     Corporate Communications

Meridith P. Sipek    Controller                    51   20 years  8 years

Neil A. Ciarfalia    Treasurer                     50    3 years  3 years

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

------------------------------------------------
Joe C. Cole. Mr. Cole joined Ramada in March 1988 as Vice President, Corporate Communications, after having been affiliated with Phoenix Newspapers Inc. for 26 years as a reporter, columnist and editor. He became Vice President, Corporate Communications, of the Company in the Restructuring.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Aztar had 10,032 shareholders of record as of March 2, 1998.

The additional information required by this Item 5 is included in this report on F-18, F-31, F-40 and F-50.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information required by Item 6 is included in this report on page F-50.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The information required by Item 7 is included in this report on pages F-40 through F-49.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
Not required of the Company at this time.

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

(b)  Reports on Form 8-K:

            On February 3, 1998, the Company filed a report on Form 8-K (as amended and replaced in its entirety by Form 8-K/A filed the same day) under Item 5. Other Events to file, as
            Exhibit 99.1, a news release issued by the Registrant which referenced, as Exhibit 99.2, an option agreement dated February 2, 1998, entered into between the Company and the parties constituting the Jaffe Group.

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

     AZTAR CORPORATION  By ROBERT M. HADDOCK           March 19, 1998
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

PAUL E. RUBELI               Chairman of the Board, President March 19, 1998
-------------------------    and Chief Executive Officer, and ----------------
Paul E. Rubeli               Director

ROBERT M. HADDOCK            Executive Vice President and     March 19, 1998
-------------------------    Chief Financial Officer, and     ----------------
Robert M. Haddock            Director

MERIDITH P. SIPEK            Controller                       March 19, 1998
-------------------------                                     ----------------
Meridith P. Sipek

JOHN B. BOHLE                Director                         March 19, 1998
-------------------------                                     ----------------
John B. Bohle

E. M. CARSON                 Director                         March 19, 1998
-------------------------                                     ----------------
Edward M. Carson

LINDA C. FAISS               Director                         March 19, 1998
-------------------------                                     ----------------
Linda C. Faiss

JOHN R. NORTON, III          Director                         March 19, 1998
-------------------------                                     ----------------
John R. Norton, III

ROBERT S. ROSOW              Director                         March 19, 1998
-------------------------                                     ----------------
Robert S. Rosow

R. SNELL                     Director                         March 19, 1998
-------------------------                                     ----------------
Richard Snell

VESTA VALENTINE TEMEN        Director                         March 19, 1998
-------------------------                                     ----------------
Vesta Valentine Temen

TERENCE W. THOMAS            Director                         March 19, 1998
-------------------------                                     ----------------
Terence W. Thomas

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


I.  Financial Statements                                             Page
                                                                     ----

  1. Aztar Corporation and Subsidiaries


     Report of Independent Accountants . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at January 1, 1998 and
       January 2, 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-3

     Consolidated Statements of Operations for the years ended
       January 1, 1998, January 2, 1997 and December 28, 1995. . . .  F-5

     Consolidated Statements of Cash Flows for the years ended
       January 1, 1998, January 2, 1997 and December 28, 1995. . . .  F-7

     Consolidated Statements of Shareholders' Equity for the
       years ended January 1, 1998, January 2, 1997 and
       December 28, 1995 . . . . . . . . . . . . . . . . . . . . . .  F-9

     Notes to Consolidated Financial Statements. . . . . . . . . . . F-11



  2. Tropicana Enterprises


     Report of Independent Accountants . . . . . . . . . . . . . . . F-32

     Balance Sheets at January 1, 1998 and January 2, 1997 . . . . . F-33

     Statements of Operations for the years ended January 1, 1998,
       January 2, 1997 and December 28, 1995 . . . . . . . . . . . . F-34

     Statements of Cash Flows for the years ended January 1, 1998,
       January 2, 1997 and December 28, 1995 . . . . . . . . . . . . F-35

     Statements of Partners' Capital for the years ended
       January 1, 1998, January 2, 1997 and December 28, 1995. . . . F-36

     Notes to Financial Statements . . . . . . . . . . . . . . . . . F-37


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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

We have audited the consolidated balance sheets of Aztar Corporation and Subsidiaries as of January 1, 1998 and January 2, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended January 1, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aztar Corporation and Subsidiaries as of January 1, 1998 and January 2, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 1998 in conformity with generally accepted accounting principles.








COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 4, 1998

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    January 1, 1998 and January 2, 1997
                  ----------------------------------------
                       (in thousands, except share data)

                                                      1997         1996
                                                   ----------   ----------
Assets
Current assets:
 Cash and cash equivalents                         $   46,129   $   44,131
 Accounts receivable, net                              44,133       41,723
 Refundable income taxes                                   --        1,201
 Inventories                                            6,779        7,508
 Prepaid expenses                                      10,374        9,772
 Deferred income taxes, net                            11,403        8,985
                                                   ----------   ----------
     Total current assets                             118,818      113,320

Investments in and advances to unconsolidated
 partnership                                            9,375       10,360
Other investments                                      22,319       26,697

Property and equipment:
 Buildings, riverboats and equipment, net             802,230      827,103
 Land                                                  98,762       95,747
 Construction in progress                               1,215        3,820
 Leased under capital leases, net                         672          389
                                                   ----------   ----------
                                                      902,879      927,059

Deferred income taxes, net                                331        2,565
Other deferred charges and assets                      37,774       39,581
                                                   ----------   ----------
                                                   $1,091,496   $1,119,582
                                                   ==========   ==========















[FN]
The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                    January 1, 1998 and January 2, 1997
                  ----------------------------------------
                      (in thousands, except share data)

                                                     1997          1996
                                                  ----------    ----------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                    $   56,939    $   66,048
 Accrued payroll and employee benefits                23,630        22,571
 Accrued interest payable                             13,167        13,288
 Income taxes payable                                    896         1,112
 Current portion of long-term debt                    27,166        12,960
 Current portion of other long-term liabilities        2,931         4,259
                                                  ----------    ----------
     Total current liabilities                       124,729       120,238

Long-term debt                                       491,932       527,006
Other long-term liabilities                           24,204        27,042
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $6,857 and $7,226)                  6,593         6,022

Shareholders' equity:
 Common stock, $.01 par value (45,198,889
   and 45,000,287 shares outstanding)                    491           489
 Paid-in capital                                     412,029       411,158
 Retained earnings                                    48,654        44,846
 Less: Treasury stock                                (17,126)      (17,102)
       Unearned compensation                             (10)         (117)
                                                  ----------    ----------
     Total shareholders' equity                      444,038       439,274
                                                  ----------    ----------
                                                  $1,091,496    $1,119,582
                                                  ==========    ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                      -----------------------------------
                     (in thousands, except per share data)
                                                 1997      1996      1995
                                              ---------  --------- ---------
Revenues
  Casino                                      $645,604   $652,707  $469,211
  Rooms                                         53,126     47,977    40,543
  Food and beverage                             51,776     51,299    41,906
  Other                                         31,851     25,489    21,209
                                              --------   --------  --------
                                               782,357    777,472   572,869

Costs and expenses
  Casino                                       298,104    314,732   226,239
  Rooms                                         30,258     27,931    24,967
  Food and beverage                             54,736     53,249    43,782
  Other                                         25,378     25,300    16,606
  Marketing                                     88,360     86,202    51,627
  General and administrative                    70,215     74,396    50,292
  Utilities                                     14,249     15,076    13,605
  Repairs and maintenance                       23,741     24,429    20,986
  Provision for doubtful accounts               12,944      5,892     3,611
  Property taxes and insurance                  24,093     23,285    19,927
  Rent                                          21,379     15,698    11,308
  Depreciation and amortization                 51,508     49,406    39,494
  Preopening costs                                  --      2,933     7,724
                                              --------   --------  --------
                                               714,965    718,529   530,168
                                              --------   --------  --------
Operating income                                67,392     58,943    42,701

  Interest income                                2,026      2,367     3,251
  Interest expense                             (62,543)   (58,577)  (51,052)
                                              --------   --------  --------
Income (loss) before other items and income
  taxes                                          6,875      2,733    (5,100)

  Equity in unconsolidated partnership's loss   (4,618)    (4,793)   (5,081)
                                              --------   --------  --------
Income (loss) before income taxes                2,257     (2,060)  (10,181)

  Income taxes                                   2,185     22,699     5,187
                                              --------   --------  --------
Net income (loss)                             $  4,442   $ 20,639  $ (4,994)
                                              ========   ========  ========





[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                      -----------------------------------
                     (in thousands, except per share data)
                                             1997      1996      1995
                                           --------  --------  --------
Earnings per share:
  Net income (loss) per common share       $    .08  $    .48  $   (.15)

  Net income (loss) per common share
    assuming dilution                      $    .08  $    .46  $   (.15)

Weighted-average common shares
  applicable to:
  Net income (loss) per common share         45,121    41,121    38,013
  Net income (loss) per common share
    assuming dilution                        46,687    43,132    38,013


































[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                                --------------
                                (in thousands)

                                              1997       1996       1995
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income (loss)                          $   4,442  $  20,639  $  (4,994)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization              54,216     52,478     42,808
   Provision for losses on accounts
     receivable                               12,944      5,892      3,611
   Loss on reinvestment obligation               569        729         --
   Rent expense                                 (984)      (732)      (636)
   Distribution in excess of equity in
     income of partnership                       985      1,107      1,160
   Deferred income taxes                        (184)   (22,451)    (5,616)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                            (15,128)   (23,701)    (7,545)
    (Increase) decrease in refundable
       income taxes                            1,201         60       (538)
    (Increase) decrease in inventories
       and prepaid expenses                   (1,141)    (1,787)      (516)
    Increase (decrease) in accounts payable,
       accrued expenses and income taxes
       payable                                (8,324)     8,476     25,066
    Other items, net                             893      7,429      6,375
                                           ---------  ---------  ---------
   Net cash provided by (used in) operating
     activities                               49,489     48,139     59,175
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
Payments received on notes receivable          1,310      1,150      1,009
Reduction in other investments                 8,194      2,427     11,950
Reduction in invested funds                       --         --      8,250
Purchases of property and equipment          (25,117)  (120,426)  (135,863)
Additions to other long-term assets           (7,714)    (7,623)   (28,463)
                                           ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities                            $ (23,327) $(124,472) $(143,117)
                                           ---------  ---------  ---------







[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                                --------------
                                (in thousands)
                                                1997      1996      1995
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $237,700  $220,200  $ 83,600
Proceeds from issuance of common stock             697    58,051     1,977
Principal payments on long-term debt          (259,419) (177,421)  (17,837)
Principal payments on other long-term
  liabilities                                   (1,777)   (5,126)       --
Debt issuance costs                               (195)     (478)      (80)
Preferred stock dividend                          (689)     (726)     (754)
Redemption of preferred stock                     (481)     (563)     (298)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                      (24,164)   93,937    66,608
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                               1,998    17,604   (17,334)

Cash and cash equivalents at beginning
  of year                                       44,131    26,527    43,861
                                              --------  --------  --------
     Cash and cash equivalents at end
       of year                                $ 46,129  $ 44,131  $ 26,527
                                              ========  ========  ========
Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Reduction in land and other long-term
      liabilities                             $  2,000  $     --  $     --
    Capital lease obligations incurred
      for property and equipment                   552        --        41
    Other long-term liabilities incurred
      for deferred charges and other assets         --        --    13,400
    Other long-term liabilities incurred
      for property and equipment                    --        --       535
    Tax benefit from stock options
      and preferred stock dividend                 247       916       907
    Issuance of restricted stock                    --       136     2,189
    Forfeiture of restricted stock                  24        75       142

Cash flow during the year for the following:
    Interest paid, net of amount capitalized  $ 60,041  $ 58,037  $ 47,758
    Income taxes paid (refunded)                (3,233)    1,086       471





[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                                --------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
 December 29, 1994  $    414 $347,284 $ 30,555  $(16,885) $     --  $361,368
 Stock options
  exercised                5    1,972                                  1,977
 Issuance of
  restricted stock         3    2,186                       (2,189)       --
 Tax benefit
  from stock
  options exercised               779                                    779
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (639)                         (639)
 Forfeiture of
  restricted stock                                  (142)      142        --
 Amortization of
  unearned
  compensation                                               1,168     1,168
 Net income (loss)                      (4,994)                       (4,994)
                    -------- -------- --------  --------  --------  --------
Balance,
 December 28, 1995       422  352,221   24,922   (17,027)     (879)  359,659
 Issuance of common
  stock in public
  offering                63   55,813                                 55,876
 Stock options
  exercised                4    2,171                                  2,175
 Issuance of
  restricted stock                136                         (136)       --
 Tax benefit
  from stock
  options exercised               817                                    817
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (715)                         (715)
 Forfeiture of
  restricted stock                                   (75)       75        --
 Amortization of
  unearned
  compensation                                                 823       823
 Net income (loss)                      20,639                        20,639
                    -------  -------- --------  --------  --------  --------
Balance,
 January 2, 1997    $   489  $411,158 $ 44,846  $(17,102) $   (117) $439,274
                    =======  ======== ========  ========  ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
  For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                                 -------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                     ------- -------- --------- --------- --------- --------
Balance,
  January 2, 1997    $   489 $411,158 $ 44,846  $(17,102) $   (117) $439,274
  Stock options
   exercised               2      695                                    697
  Tax benefit
   from stock
   options exercised              176                                    176
  Preferred stock
   dividend and losses
   on redemption, net
   of income tax
   benefit                                (634)                         (634)
  Forfeiture of
   restricted stock                                  (24)       24        --
  Amortization of
   unearned
   compensation                                                 83        83
  Net income (loss)                      4,442                         4,442
                     ------- -------- --------  --------  --------  --------
Balance,
  January 1, 1998    $   491 $412,029 $ 48,654  $(17,126) $    (10) $444,038
                     ======= ======== ========  ========  ========  ========





















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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which includes 52 weeks in 1997, 53 weeks in 1996 and 52 weeks in 1995.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at January 1, 1998 or January 2, 1997.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at January 1, 1998 and January 2, 1997. Advertising costs that were expensed during the year were $18,423,000 in 1997, $19,699,000 in 1996 and $12,951,000 in 1995.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. There was no interest capitalized during 1997. The interest that was capitalized during the years 1996 and 1995 was $4,503,000 and $5,290,000, respectively.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $262,654,000 at January 1, 1998 and $227,559,000 at January 2, 1997.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $7,301,000 and $4,977,000, were $11,447,000 and $13,576,000 at January 1, 1998 and January 2, 1997, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses of open and operating locations, net of accumulated amortization of $6,351,000 and $3,978,000, were $17,874,000 and $18,969,000 at January 1, 1998 and January 2, 1997, respectively.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations.
Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs. There were no capitalized preopening costs at January 1, 1998 or January 2, 1997.

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At January 1, 1998, the Company had capitalized development costs of $954,000. There were no capitalized development costs at January 2, 1997. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

The Company performed such a review at January 1, 1998, in connection with its riverboat operation in Caruthersville, Missouri. The Company had approximately $45,702,000 in carrying value of long-lived assets and certain identifiable intangibles associated with Casino Aztar Caruthersville at January 1, 1998. A number of factors were considered in the evaluation of recoverability, including, but not limited to, anticipated revenues and the duration thereof, expected operating costs, the competitive environment and future legislative and regulatory changes. Although the results of the Company's analysis did not have an effect on the carrying value for Casino Aztar Caruthersville at January 1, 1998, it is reasonably possible that management's evaluation of recoverability could change in the near term.

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

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

                           1997      1996      1995
                         --------  --------  --------
    Rooms                $ 22,710  $ 23,615  $ 19,329
    Food and beverage      47,755    42,765    34,369
    Other                   2,957     2,716     3,894
                         --------  --------  --------
                         $ 73,422  $ 69,096  $ 57,592
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

Earnings per Share

Net income (loss) per common share and net income (loss) per common share, assuming dilution, are computed based on the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which superseded and simplified the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaced the presentation of net income (loss) per common and common equivalent share under APB 15 with a presentation of net income (loss) per common share. Net income (loss) per common share excludes dilution and is computed by dividing income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding. Net income (loss) per common share, assuming dilution, is computed similarly under SFAS 128 as it was under APB 15 and is based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. In accordance with the provisions of SFAS 128, the Company has restated all prior period earnings per share data presented.

Reclassifications

Certain reclassifications have been made in the 1996 and 1995 Consolidated Statements of Operations in order to be comparable with the 1997 presentation.

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. Approximately 65% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At January 1, 1998 and January 2, 1997, the net receivables at Tropicana Atlantic City were $20,910,000 and $15,338,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $21,778,000 and $25,601,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At January 1, 1998 and January 2, 1997, the allowance for doubtful accounts was $17,919,000 and $11,261,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $16,554,000 in 1997, $16,652,000 in 1996 and $17,098,000 in 1995, of which 50% was eliminated in consolidation. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. The option agreement extends for a period of up to 18 months and gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120,000,000.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):
                                        1997        1996
                                      --------    --------
     Current assets                   $   944     $    959
     Noncurrent assets                 65,768       69,540
     Current liabilities                  884          929
     Noncurrent liabilities            63,304       66,171
                                        1997        1996        1995
                                      --------    --------    --------
     Revenues                         $16,591     $ 16,698    $ 17,166
     Operating expenses                (2,743)      (2,797)     (2,743)
                                      --------    --------    --------
     Operating income                  13,848       13,901      14,423
     Interest expense                  (5,397)      (5,693)     (6,323)
                                      --------    --------    --------
     Net income                       $ 8,451     $  8,208    $  8,100
                                      ========    ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

                                        1997        1996        1995
                                      --------    --------    --------
     Equity in unconsolidated
      partnership's loss              $ (4,618)   $ (4,793)   $ (5,081)

NOTE 4.  OTHER INVESTMENTS

At January 1, 1998 and January 2, 1997, other investments consisted of (in thousands):
                                                 1997       1996
                                               --------   --------
           CRDA deposits, net of a valuation
             allowance of $6,706 and $6,425    $17,986    $16,796
           CRDA bonds, net of an unamortized
             discount of $1,920 and $1,643       4,333      3,651
           Certificate of deposit                   --      6,250
                                               -------    -------
                                               $22,319    $26,697
                                               =======    =======

The Company deposits funds with the CRDA to satisfy a New Jersey assessment based upon its casino revenues. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 17 to 47 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has executed an agreement with the CRDA for approximately $24,000,000 in funding in connection with an expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of January 1, 1998, the Company has received approximately $13,400,000 in funding from the CRDA under this agreement. At January 1, 1998 and January 2, 1997, the Company had approximately $900,000 and $2,500,000, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

At January 2, 1997, the Company had a certificate of deposit which was pledged as collateral for two letters of credit aggregating $10,250,000.

NOTE 5.  LAS VEGAS TROPICANA REDEVELOPMENT

The Company has engaged an investment bank to explore alternatives for a major redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana was $37,743,000 at January 1, 1998. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6.  LONG-TERM DEBT

At January 1, 1998 and January 2, 1997, long-term debt included (in thousands):
                                                           1997     1996
                                                         -------- --------
11% Senior Subordinated Notes Due 2002; redeemable
 at 103.143%                                             $200,000 $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                              178,061  177,904
Reducing revolving credit note; floating rate,
7.94% at January 1, 1998; matures December 31, 1999       139,000  160,000
Other notes payable; 7% to 14.6%; maturities to 2002        1,213    1,521
Obligations under capital leases                              824      541
                                                         -------- --------
                                                          519,098  539,966
Less current portion                                      (27,166) (12,960)
                                                         -------- --------
                                                         $491,932 $527,006
                                                         ======== ========

Maturities of long-term debt for the five years subsequent to January 1, 1998 are as follows (in thousands):

          Year
          1998                         $ 27,166
          1999                           26,856
          2000                           86,557
          2001                              233
          2002                          200,225

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

The reducing revolving credit note (the "Credit Facility") matures on December 31, 1999. The maximum amount available under the Credit Facility was reduced to approximately $147,500,000 on December 31, 1997 and it will be reduced quarterly in annual amounts of $35,000,000 in each year until maturity. The Credit Facility is collateralized by all the property of Tropicana Atlantic City, Ramada Express and the riverboat casino operations and, with certain exceptions, the stock of the Company's subsidiaries. Interest is computed on the outstanding principal balance based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from zero to 1.50%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. Effective February 16, 1998, the margin was at .25% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.375% to 0.5% per annum on the unused portion of the Credit Facility.

The reducing revolving loan agreement governing the Credit Facility (the "Loan Agreement") imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and new venture investments, merge or sell assets.
The Loan Agreement also prohibits dividends on the Company's common stock, other than those payable in common stock, and repurchases of the Company's common stock with certain limited exceptions. In addition, the Loan Agreement contains certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio and ratios of maximum debt and senior debt to operating cash flow. At January 1, 1998, the maximum debt to operating cash flow ratio as calculated under the Loan Agreement was 4.12 to 1 and the allowable ratio was 4.90 to 1. The maximum allowable ratio decreases periodically to 4.60 to 1 at December 31, 1998 and 4.45 to 1 at July 1, 1999. At January 1, 1998, the maximum senior debt to operating cash flow ratio as calculated under the Loan Agreement was 1.47 to 1 and the allowable ratio was 1.75 to 1. The maximum allowable ratio decreases periodically to 1.40 to 1 at December 31, 1998 and 1.05 to 1 at December 30, 1999.

On March 13, 1997, the Company entered into a supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"). The Company has obtained bank commitments under the Supplemental Credit Facility for $25,000,000. The Supplemental Credit Facility has terms and imposes restrictions on the Company similar to the Credit Facility. The availability of funds under the Supplemental Credit Facility will reduce quarterly beginning on June 30, 1998 by $4,000,000. As of January 1, 1998, there were no borrowings under the Supplemental Credit Facility.

NOTE 7.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 13 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):
                                                      1997         1996
                                                    --------     --------
          Furniture and equipment                   $  9,945     $  9,393
          Less accumulated amortization               (9,273)      (9,004)
                                                    --------     --------
                                                    $    672     $    389
                                                    ========     ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $269,000 in 1997, $146,000 in 1996 and $299,000 in 1995.

Minimum future lease obligations on long-term, noncancelable leases in effect at January 1, 1998 are as follows (in thousands):
         Year                                       Capital     Operating
         ----                                      --------     ---------
         1998                                      $    365     $ 16,589
         1999                                           365       14,749
         2000                                           167       10,996
         2001                                            36        9,056
         2002                                            --        8,364
         Thereafter                                      --       60,864
                                                   --------     --------
                                                        933     $120,618
                                                                ========
         Amount representing interest                  (109)
                                                   --------
         Net present value                              824
         Less current portion                          (299)
                                                   --------
         Long-term portion                         $    525
                                                   ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):
                                               1997      1996      1995
                                             --------  --------  --------
         Minimum rentals                     $ 18,099  $ 12,379  $  9,444
         Contingent rentals                     3,280     3,319     1,864
                                             --------  --------  --------
                                             $ 21,379  $ 15,698  $ 11,308
                                             ========  ========  ========

NOTE 8.  OTHER LONG-TERM LIABILITIES

At January 1, 1998 and January 2, 1997, other long-term liabilities consisted of (in thousands):
                                               1997      1996
                                             --------  --------
         Accrued rent expense                $ 11,327  $ 12,311
         Obligation to City of Evansville
           and other civic and community
           organizations                        4,550     8,300
         Deferred compensation and
           retirement plans                    10,776    10,181
         Las Vegas Boulevard
           beautification assessment              482       509
                                             --------  --------
                                               27,135    31,301
         Less current portion                  (2,931)   (4,259)
                                             --------  --------
                                             $ 24,204  $ 27,042
                                             ========  ========

NOTE 9.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock (the "ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1997, 1996 and 1995, respectively, 4,555 shares, 4,644 shares and 2,797 shares were redeemed primarily in connection with employee terminations and at January 1, 1998, cumulative redemptions totaled 16,522 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share.

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

NOTE 10.  CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 50,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 49,120,863 at January 1, 1998, and 48,942,848 at January 2, 1997. Common stock outstanding was net of 3,921,974 and 3,942,561 treasury shares at January 1, 1998 and January 2, 1997, respectively. One preferred stock purchase right (a "Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

In 1996, the Company issued 6,279,200 shares of common stock in a public offering. The Company issued 292,000 shares of restricted common stock in 1995 to certain executive officers and key employees; however, 3,668, 11,334 and 18,000 of these shares were forfeited in 1997, 1996 and 1995, respectively. The restrictions on 122,998 of the unforfeited shares will lapse over a three-year period commencing on the date of issuance. The restrictions on 34,000 and 102,000 of the unforfeited shares lapsed during 1996 and 1995, respectively, after the common stock price hit certain performance targets. Compensation expense in connection with this issuance of restricted common stock was $83,000, $823,000 and $1,168,000 in 1997, 1996 and 1995, respectively.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1997, 1996 and 1995, respectively, 24,255, 25,606 and 29,758 shares were claimed; the balance of unclaimed shares was 343,587 as of January 1, 1998.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at January 1, 1998, there remained 591,900 shares that could be repurchased under this authority. No shares were repurchased under this program in 1997, 1996 or 1995. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

At January 1, 1998, January 2, 1997 and December 28, 1995, common shares reserved for future grants of stock options under the Company's stock option plans were 589,000, 1,036,000 and 1,009,000, respectively. At January 1, 1998, common shares reserved for the conversion of the ESOP Stock were 883,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 11.  STOCK OPTIONS

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair value based method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5% in 1997 and 6.4% in 1996, no dividend in 1997 or 1996, volatility factor of the expected market price of the Company's common stock of .29 in 1997 and .42 in 1996, and an expected life of the option of 5.2 years in 1997 and 5.3 years in 1996.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for 1995 is not materially different than as reported for 1995. The pro forma information for 1997 and 1996 follows (in thousands except for earnings per share information):

                                                  1997             1996
                                                --------         --------
  Pro forma net income (loss)                   $  3,693         $ 20,122

  Pro forma earnings per share:
    Net income (loss) per common share          $    .07         $    .47
    Net income (loss) per common share
      assuming dilution                         $    .07         $    .45

A summary of the Company's stock option activity and related information for the year ended December 28, 1995 follows (in thousands of shares):
                                           1995
                                 ------------------------
                                 Shares Under Price Range
                                    Option    of Options
                                 ------------ -----------
Beginning balance
 outstanding                        3,554     $3.19-$8.15
   Granted                            679     $7.00-$9.63
   Exercised                         (503)    $3.19-$8.15
   Cancelled, expired
     or surrendered                   (43)    $6.05-$8.15
                                   ------
Ending balance
 outstanding                        3,687     $3.19-$9.63
                                   ======
Exercisable at end
 of year                            2,927
                                   ======

A summary of the Company's stock option activity and related information for the years ended January 1, 1998 and January 2, 1997 follows (in thousands of shares):
                           1997                          1996
               ----------------------------- -----------------------------
               Shares Under Weighted-Average Shares Under  Weighted-Average
                  Option     Exercise Price     Option      Exercise Price
               ------------ ---------------- ------------  ----------------
Beginning balance
 outstanding        3,230       $5.00             3,687         $4.96
  Granted             514       $7.00                88         $9.44
  Exercised          (178)      $3.92              (441)        $4.93
  Forfeited           (63)      $8.19               (58)        $7.37
  Expired              --       $  --               (46)        $8.15
                   ------                        ------
Ending balance
 outstanding        3,503       $5.29             3,230         $5.00
                   ======                        ======
Exercisable at
 end of year        2,774       $4.77             2,703         $4.47
                   ======                        ======
Weighted-average
 fair value
 of options
 granted during
 the year          $ 2.39                        $ 4.17


The following table summarizes additional information about the Company's stock options outstanding at January 1, 1998 and January 2, 1997 (in thousands of shares):
                       Options Outstanding        Options Exercisable
                 ------------------------------   -------------------
                          Weighted-
                           Average    Weighted-             Weighted-
                 Shares   Remaining   Average     Shares    Average
  Range of       Under   Contractual  Exercise    Under     Exercise
Exercise Prices  Option     Life       Price      Option      Price
---------------  ------  -----------  ---------   ------    ---------
1997
----
$3.19 to $5.00    1,922   2.6 years     $3.76      1,922      $3.76
$5.50 to $7.75    1,390   7.1 years     $6.83        739      $6.68
$8.50 to $11.00     191   7.9 years     $9.51        113      $9.46
                 ------                           ------
                  3,503   4.7 years     $5.29      2,774      $4.77
                 ======                           ======
1996
----
$3.19 to $5.00    2,082   3.6 years     $3.75      2,082      $3.75
$5.50 to $7.63      917   6.7 years     $6.73        554      $6.57
$8.50 to $11.00     231   8.8 years     $9.39         67      $9.36
                 ------                           ------
                  3,230   4.8 years     $5.00      2,703      $4.47
                 ======                           ======

NOTE 12.  BENEFIT PLANS

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

The defined benefit plans provide for payment of retirement benefits that are generally based on years of service and final average compensation.
The defined benefit plans are unfunded.  The components of the defined benefit plan expense are as follows (in thousands):
                                        1997        1996        1995
                                      --------    --------    --------
   Service cost                       $     --    $     --    $    133
   Interest cost                           504         495         462
   Net amortization and deferral           185          90         227
                                      --------    --------    --------
                                      $    689    $    585    $    822
                                      ========    ========    ========


The following table shows (in thousands) the defined benefit plans' status and amounts recognized in the Consolidated Balance Sheets at January 1,
1998 and January 2, 1997, respectively.
                                        1997        1996
                                      --------    --------
   Vested benefit obligation          $  4,845    $  4,721
                                      ========    ========
   Accumulated benefit obligation     $  4,845    $  4,721
                                      ========    ========
   Projected benefit obligation       $  6,096    $  6,050
   Plan assets at fair value                --          --
   Projected benefit obligation in
     excess of plan assets               6,096       6,050
   Unrecognized prior service cost        (941)     (1,107)
   Unrecognized net gain                   254          67
   Adjustment to recognize minimum
     liability                             130         126
                                      --------    --------
   Defined benefit plan liability     $  5,539    $  5,136
                                      ========    ========
   Actuarial assumptions:
     Discount rate                        8.5%         8.5%
     Rate of compensation increase        5.0%         5.0%

The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. The savings account feature of the plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. Effective July 1, 1997, the Company matches 50% of the employee contributions that are based on up to 4% of an employee's before-tax earnings. Compensation expense in 1997 with regard to Company matching contributions was $771,000. Additional Company contributions to the savings plan are discretionary and there were none in 1997, 1996 or 1995. The Company contributed $2,711,000, $2,563,000 and
$2,305,000 in 1997, 1996 and 1995, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company has a deferred compensation plan for designated executives and a similar plan for outside directors. The plans provide for the payment of benefits commencing at retirement. The Company is substantially funding the plans through the purchase of life insurance.

The components of the deferred compensation plan expense are as follows (in thousands):
                                        1997        1996        1995
                                      --------    --------    --------
   Service cost                       $     17    $     19    $     20
   Interest cost                           370         357         340
   Net amortization and deferral           (16)        (19)        (16)
   Cash surrender value increase
     net of premium expense               (201)       (180)       (161)
                                      --------    --------    --------
                                      $    170    $    177    $    183
                                      ========    ========    ========

The following table shows (in thousands) the deferred compensation plans'
status and amounts recognized in the Consolidated Balance Sheets at January
1, 1998 and January 2, 1997, respectively.
                                                    1997        1996
                                                  --------    --------
   Vested benefit obligation                      $  4,649    $  4,457
                                                  ========    ========
   Accumulated benefit obligation                 $  4,649    $  4,457
                                                  ========    ========
   Projected benefit obligation                   $  4,649    $  4,457
   Plan assets at fair value                            --          --
   Projected benefit obligation in
     excess of plan assets                           4,649       4,457
   Unrecognized net gain                               588         588
                                                  --------    --------
   Deferred compensation plan
     liability                                    $  5,237    $  5,045
                                                  ========    ========
   Actuarial assumption:
     Discount rate                                     8.5%        8.5%

The Company's ESOP covers substantially all nonunion employees. The Company makes contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $689,000 and $1,186,000 in 1997, $726,000 and
$1,149,000 in 1996 and $754,000 and $1,121,000 in 1995.  Compensation
expense recognized in 1997, 1996 and 1995, respectively, was $862,000, $993,000 and $1,107,000.

NOTE 13.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):
                                              1997       1996      1995
                                           --------   --------  --------
 Current:
  Federal                                  $  1,331   $   (860) $   (429)
   State                                         670      1,108        --
                                            --------   --------  --------
                                               2,001        248      (429)
 Deferred:                                  --------   --------  --------
   Federal                                     2,151     28,700     1,170
   State                                      (1,967)    (6,249)    4,446
                                            --------   --------  --------
                                                 184     22,451     5,616
                                            --------   --------  --------

                                            $  2,185   $ 22,699  $  5,187
                                            ========   ========  ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examination of the income tax returns for the years 1988 and 1989 and has settled with Ramada for all but one issue. The effect of this agreement on the Company was an income tax benefit of $2,323,000 in 1997 primarily related to cash received as a result of the settlement and $21,028,000 in 1996 that included a reduction in the beginning-of-year valuation allowance. The IRS has completed its examination of the income tax returns for the years 1990 and 1991 and has settled with the Company for all but one issue. The IRS is examining the income tax returns for the years 1992 and 1993. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available.  The
(provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
                                              1997       1996      1995
                                            --------   --------  --------
Tax (provision) benefit at U.S. federal
  income tax rate                           $  (790)   $   721   $ 3,563
    State income taxes, net                    (788)        29     2,889
    Nondeductible business expenses            (727)      (640)   (1,817)
    IRS examination                           1,498      1,158        19
    General business credits                    286        237       421
    Change in valuation allowance                --      3,641        --
    Ramada tax sharing agreement              2,323     17,387        --
    Other, net                                  383        166       112
                                            -------    -------   -------
                                            $ 2,185    $22,699   $ 5,187
                                            =======    =======   =======

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities at January 1, 1998 and January 2, 1997, are as follows (in thousands):
                                                  1997             1996
                                               ---------        ---------
Net operating loss carryforward                $ 21,739         $ 19,627
Accrued rent expense                              5,795            5,355
Accrued bad debt expense                          9,228            5,771
Accrued compensation                              5,695            5,390
Accrued liabilities                               7,966            8,186
General business credit carryforward              8,161            7,567
                                               --------         --------
Gross deferred tax assets                        58,584           51,896
                                               --------         --------
Deferred tax asset valuation allowance           (4,881)          (4,328)
                                               --------         --------
Other                                            (5,675)          (7,353)
Partnership investment                           (5,153)          (5,308)
Depreciation and amortization                   (31,141)         (23,357)
                                               --------         --------
Gross deferred tax (liabilities)                (41,969)         (36,018)
                                               --------         --------
Net deferred tax assets (liabilities)          $ 11,734         $ 11,550
                                               ========         ========

Gross deferred tax assets are reduced by a valuation allowance. Realization of the net deferred tax asset at January 1, 1998, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The beginning-of-year valuation allowance was increased during 1997 which caused an increase in income tax expense of $876,000. The beginning-of-year valuation allowances were reduced during 1996 and 1995 which caused a decrease in income tax expense of $3,641,000 and $3,622,000, respectively.

At January 1, 1998, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                   $48,511
General business credits                                 4,195

These tax benefits will expire in the years 2003 through 2012 if not used. The Company also has alternative minimum tax credit carryforwards of $3,966,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):
                    1998                 $19,447
                    1999                   5,233
                    2000                   6,126
                    2001                   9,515
                    2002 to 2012          51,045

NOTE 14.  EARNINGS PER SHARE

The computations under SFAS 128 of net income (loss) per common share and net income (loss) per common share, assuming dilution, are as follows:
                                              1997       1996      1995
                                            --------   --------  --------
Net income (loss)                           $  4,442   $ 20,639  $ (4,994)

Deduct: preferred stock dividends and
  losses on redemption (net of income
  tax benefits of $71, $99 and $128,
  credited to retained earnings)                (634)      (715)     (639)
                                            --------   --------  --------
Net income (loss) applicable to
  computations                              $  3,808   $ 19,924  $ (5,633)
                                            ========   ========  ========
Weighted-average common shares
  applicable to net income (loss)
  per common share                            45,121     41,121    38,013

Effect of dilutive securities:
  Stock option incremental shares                657      1,051        --
  Assumed conversion of preferred stock          909        960        --
                                            --------   --------  --------
                                               1,566      2,011        --
Weighted-average common shares              --------   --------  --------
  applicable to net income (loss)
  per common share assuming dilution          46,687     43,132    38,013
                                            ========   ========  ========
Net income (loss) per common share          $    .08   $    .48  $   (.15)
                                            ========   ========  ========
Net income (loss) per common share
  assuming dilution                         $    .08   $    .46  $   (.15)
                                            ========   ========  ========

NOTE 15.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,905,000 and $3,931,000 at January 1, 1998 and January 2, 1997, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,000,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits consist of a lump-sum cash payment equal to either the sum of the executive's annual base salary plus the average of the executive's annual bonuses awarded in the preceding three years or twice this amount plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $9,000,000 at January 1, 1998.

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments at January 1, 1998 and January 2, 1997, respectively. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                      1997                  1996
                               -------------------   -------------------
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
                               --------   --------   --------   --------
Assets
  Other investments           $ 22,319   $ 22,319   $ 26,697   $ 26,697

Liabilities
  Current portion of long-term
    debt                        27,166     27,166     12,960     12,960
  Current portion of other
    long-term liabilities        1,550      1,482      2,800      2,707
  Long-term debt               491,932    526,871    527,006    532,852
  Other long-term liabilities    3,000      2,542      5,500      4,544

Off-Balance-Sheet
  Letters of credit                 --      6,500         --     10,250

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Other investments consisted of deposits with the CRDA and CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost. The carrying amounts of these deposits and bonds are presented net of a valuation allowance and an unamortized discount that result in an approximation of fair values. Other investments at January 2, 1997, also included a 90-day certificate of deposit which was valued at its carrying amount which was a reasonable estimate of fair value due to the relatively short period to maturity.

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

NOTE 17.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended January 1, 1998 and January 2, 1997.  The Company's common stock is listed on the New York
Stock Exchange.
                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1997
----
Revenues                         $189,756  $200,387  $201,874  $190,340
Operating income                   17,054    21,750    21,311     7,277
Income (loss) before income
  taxes                               597     5,355     5,040    (8,735)
Income taxes                        2,080    (1,926)   (1,797)    3,828
Net income (loss)                   2,677     3,429     3,243    (4,907)
Earnings per share:
  Net income (loss) per common
   share                              .06       .07       .07      (.11)
  Net income (loss) per common
   share assuming dilution            .05       .07       .07      (.11)

1996
----
Revenues                         $180,206  $189,493  $204,277  $203,496
Operating income                   15,613    15,388    16,130    11,812
Income (loss) before income
  taxes                             1,371       199     1,209    (4,839)
Income taxes                         (602)     (159)   (1,162)   24,622
Net income (loss)                     769        40        47    19,783
Earnings per share:
  Net income (loss) per common
   share                              .02        --        --       .44
  Net income (loss) per common
   share assuming dilution            .02        --        --       .42


Common Stock Prices
-------------------
1997 - High                        $ 8.50    $ 7.75    $ 7.88    $ 8.00
     - Low                           6.63      6.13      6.50      5.88
1996 - High                          9.00     14.13     13.75      9.50
     - Low                           7.38      8.38      9.38      6.50


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

We have audited the balance sheets of Tropicana Enterprises (a Nevada General Partnership) (the "Partnership") as of January 1, 1998 and January 2, 1997, and the related statements of operations, cash flows and partners' capital for each of the three years in the period ended January 1, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tropicana Enterprises as of January 1, 1998 and January 2, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 1998, in conformity with generally accepted accounting principles.











COOPERS & LYBRAND L.L.P.




Phoenix, Arizona
February 4, 1998

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                               BALANCE SHEETS

                    January 1, 1998 and January 2, 1997
                    -------------------------------------
                               (in thousands)

                                                       1997        1996
                                                    ----------  ----------
Assets

  Income producing properties                       $  54,741   $  57,464
  Cash                                                      1           1
  Other receivable                                        943         958
  Other assets                                         11,027      12,076
                                                    ---------   ---------
                                                    $  66,712   $  70,499
                                                    =========   =========

Liabilities and Partners' Capital

  Term loan payable                                 $  63,304   $  66,171
  Unearned rental income                                  884         929
                                                    ---------   ---------
                                                       64,188      67,100
  Partners' capital                                     2,524       3,399
                                                    ---------   ---------
                                                    $  66,712   $  70,499
                                                    =========   =========






















The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF OPERATIONS

 For the years ended January 1, 1998, January 2, 1997 and December 28, 1995
                     -----------------------------------
                               (in thousands)

                                           1997        1996        1995
                                        ----------  ----------  ----------
Revenues:
  Rent                                  $  16,554   $  16,652   $  17,098
  Interest                                     37          46          68
                                        ---------   ---------   ---------
                                           16,591      16,698      17,166
                                        ---------   ---------   ---------

Costs and expenses:
  General and administrative                    8           9           8
  Interest                                  5,397       5,693       6,323
  Depreciation and amortization             2,735       2,788       2,735
                                        ---------   ---------   ---------
                                            8,140       8,490       9,066
                                        ---------   ---------   ---------
Net income                              $   8,451   $   8,208   $   8,100
                                        =========   =========   =========

























The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF CASH FLOWS

 For the years ended January 1, 1998, January 2, 1997 and December 28, 1995
                    ------------------------------------
                               (in thousands)
                                           1997        1996        1995
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net income                            $   8,451   $   8,208   $   8,100
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         2,735       2,788       2,735
      Changes in assets and liabilities:
        Other receivables                      15        (122)        417
        Other assets                        1,037       1,110         636
        Unearned rental income                (45)         14         (68)
                                        ---------   ---------   ---------
    Net cash provided by operating
      activities                           12,193      11,998      11,820
                                        ---------   ---------   ---------

Cash flows from financing activities:
  Repayment of term loan                   (2,867)     (2,674)     (2,494)
  Distribution to partners                 (9,326)     (9,324)     (9,326)
                                        ---------   ---------   ---------
    Net cash (used in) provided by
      financing activities                (12,193)    (11,998)    (11,820)
                                        ---------   ---------   ---------
Net change in cash                             --          --          --

Cash at beginning of year                       1           1           1
                                        ---------   ---------   ---------
    Cash at end of year                 $       1   $       1   $       1
                                        =========   =========   =========

Supplemental disclosure of cash
  flow information:
    Interest paid                       $   5,407   $   5,633   $   6,323
                                        =========   =========   =========










The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

 For the years ended January 1, 1998, January 2, 1997 and December 28, 1995
                     -----------------------------------
                               (in thousands)

                                                                  Total
                                                                Partners'
                                          Adamar      Jaffe      Capital
                                        ----------  ----------  ----------
Balance, December 29, 1994              $      62   $   5,679   $   5,741
  Net income                                4,050       4,050       8,100
  Cash withdrawals                         (4,663)     (4,663)     (9,326)
                                        ---------   ---------   ---------
Balance, December 28, 1995                   (551)      5,066       4,515
  Net income                                4,104       4,104       8,208
  Cash withdrawals                         (4,662)     (4,662)     (9,324)
                                        ---------   ---------   ---------
Balance, January 2, 1997                   (1,109)      4,508       3,399
  Net income                                4,225       4,226       8,451
  Cash withdrawals                         (4,663)     (4,663)     (9,326)
                                        ---------   ---------   ---------
Balance, January 1, 1998                $  (1,547)  $   4,071   $   2,524
                                        =========   =========  ==========



























The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

  Basis of Financial Statements

  The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. On February 2, 1998, Aztar acquired an option to purchase the Jaffe partnership interest. The option agreement extends for a period of up to 18 months and gives Aztar an unconditional right, but not the obligation, to purchase the Jaffe partnership interest. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which includes 52 weeks in 1997, 53 weeks in 1996 and 52 weeks in 1995.

  The Partnership owns and leases real property (the "Tropicana Property") to Hotel Ramada of Nevada ("HRN") a wholly-owned subsidiary of Aztar. This property is used in the operation of the Tropicana Resort and Casino in Las Vegas, Nevada. Aztar has engaged an investment bank to explore alternatives for a major redevelopment of the Tropicana Property. It is reasonably possible that the carrying value of some or all of the Partnership's assets may change in the near term.

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

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

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

3.  Income Producing Properties:

  At January 1, 1998 and January 2, 1997, the income producing properties consist of the following (in thousands):
                                             1997        1996
                                          ----------  ----------
          Buildings                       $  84,226   $  84,226
          Less accumulated depreciation     (40,902)    (38,179)
                                          ---------   ---------
                                             43,324      46,047
          Land                               11,417      11,417
                                          ---------   ---------
                                          $  54,741   $  57,464
                                          =========   =========
4.  Other Assets:

  At January 1, 1998 and January 2, 1997, other assets consist of the following (in thousands):
                                             1997        1996
                                          ----------  ----------
          Accrued rent                    $  10,896   $  11,933
          Deferred lease costs                  131         143
                                          ---------   ---------
                                          $  11,027   $  12,076
                                          =========   =========
5.  Term Loan Payable:

  On October 5, 1994, the Partnership entered into a term loan of $72,523,000, maturing December 31, 1999, with a group of banks. The term loan was used to refinance a prior loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by the Tropicana operation. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the applicable

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

5.  Term Loan Payable: (Continued)

  Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The effective interest rate was 8.33% for the year ended January 1, 1998.

  The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

  Maturities of the term loan for the five years subsequent to January 1, 1998 are as follows (in thousands):
                                 1998                 $  3,075
                                 1999                    3,297
                                 2000                   56,932
                                                      --------
                                                      $ 63,304
                                                      ========
6.  Lease Agreement:

  In 1984, the Partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facilities is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $10,896,000 and $11,933,000, as of January 1, 1998 and January 2, 1997, respectively, which represents future rent payments.

  Minimum future rentals on the non-cancelable operating lease as of January 1, 1998, excluding contingent rental income as described above, are as follows (in thousands):
                                 1998                   14,178
                                 1999                   14,178
                                 2000                   14,178
                                 2001                   14,288
                                 2002                   14,325
                                 Thereafter            115,794
                                                     ---------
                                                     $ 186,941
                                                     =========
7.  Related Parties:

  The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $16,554,000 in 1997, $16,652,000 in 1996 and $17,098,000 in 1995 related to this lease.

  Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

Sources and Uses

The principal sources of liquidity and capital in 1997 were cash from operations and a bank credit line. The company's bank credit line consists of two facilities. The primary facility is a reducing revolving credit facility ("Credit Facility") provided by a group of banks led by Bank of America as managing agent; it matures on December 31, 1999. The second facility ("Supplemental Credit Facility" and when together with the Credit Facility, the "Credit Facilities") is also a reducing revolving credit facility and is provided by some members of the same group of banks as the Credit Facility with the same managing agent; it matures on March 15, 1999. The maximum amount available under the Credit Facility was reduced to $147.5 million on December 31, 1997 and it will be reduced quarterly in annual amounts of $35 million in each year until maturity. The maximum amount available under the Supplemental Credit Facility was $25 million on December 31, 1997 and it will reduce quarterly beginning on June 30, 1998 by $4 million until maturity. As of January 1, 1998, there have been no borrowings under the Supplemental Credit Facility. The Credit Facilities bear a floating rate of interest that is payable at least quarterly and sometimes more often depending on the interest option selected by the company. At January 2, 1997, the outstanding balance under the Credit Facility was $160 million. During 1997, the company borrowed $238 million and repaid $259 million, leaving an outstanding balance of $139 million at January 1, 1998. The Credit Facilities impose various restrictions on the company, including limitations on its ability to incur additional debt, commit funds to capital expenditures (as defined), merge or sell assets. The Credit Facilities prohibit dividends on the company's common stock, other than dividends payable in common stock, and repurchases of the company's common stock with certain limited exceptions.
In addition, the Credit Facilities contain certain quarterly financial tests, including a minimum net worth, a minimum debt service coverage ratio, a maximum debt to operating cash flow ratio ("Leverage Ratio") and a maximum senior debt to operating cash flow ratio ("Senior Leverage Ratio"). In calculating the leverage ratios, uncollateralized letters of credit are considered to be debt. At January 1, 1998, the Leverage Ratio was 4.12 to 1 and the allowable Leverage Ratio was 4.90 to 1. Future periodic reductions take the allowable Leverage Ratio to 4.60 to 1 at December 31, 1998 and 4.45 to 1 at July 1, 1999. At January 1, 1998, the Senior Leverage Ratio was 1.47 to 1 and the allowable Senior Leverage Ratio was 1.75 to 1. The allowable Senior Leverage Ratio decreases periodically to 1.40 to 1 at December 31, 1998 and 1.05 to 1 at December 30, 1999.

The company has commenced discussions to obtain a new bank credit line that would increase the availability of funds and extend the maturity. If the company were successful in obtaining a new bank credit line, the unamortized deferred financing charges associated with the existing bank credit line would be written off as an extraordinary charge on the early extinguishment of debt. At January 1, 1998, the unamortized deferred financing charges associated with the Credit Facilities were $2.6 million.

During 1997, the company's purchases of property and equipment related to payments on the Evansville Riverboat Casino project completed in late 1996, a slot machine expansion in Atlantic City and routine capital expenditures at all of the company's locations.

Future Development

Tropicana Enterprises, a Nevada general partnership in which the company is a noncontrolling 50% partner, owns the real property and certain personal property that the company leases in the operation of the Las Vegas Tropicana. On February 2, 1998, the company acquired an option to purchase the 50% partnership interest that it does not own. The option agreement extends for a period of up to 18 months and gives the company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million.
The company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the company.

Commitments

The company is committed to making rent payments that service a bank term loan ("Term Loan") payable by Tropicana Enterprises. The Term Loan is with the same group of banks as the company's Credit Facility. The Term Loan matures on December 31, 1999, and calls for future monthly principal payments that total $3.1 million or $3.3 million each year, with a final payment of approximately $57 million due at maturity. The Term Loan balance at January 1, 1998, is approximately $63 million. The company has commenced discussions to extend the maturity of the Term Loan.

The Tropicana Las Vegas lease agreement contains a provision that requires the company to maintain an additional security deposit with the lessor of approximately $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination has been made for the year ended January 1, 1998, that the additional security deposit was not required. The financial tests are calculated quarterly based on the preceding twelve months of operations.

Results of Operations -
1997 versus 1996

Aztar's consolidated revenues were $782.4 million for 1997, an increase of 1% from $777.5 million in 1996. Rooms revenue was higher in 1997 than in 1996 because the new hotel tower at the Atlantic City Tropicana that opened in late April 1996 added approximately 60% to the room capacity at that property and the company opened its 250-room hotel at Casino Aztar Evansville in December 1996. A factor that limited the increase in consolidated revenues was that the 1997 fiscal year included 52 weeks whereas the 1996 fiscal year included 53 weeks.

Consolidated operating income in 1997 was $67.4 million. Consolidated operating income in 1996 was $58.9 million after the effects of $3.0 million in preopening cost writeoffs in connection with the new hotel tower at the Atlantic City Tropicana and the fourth-quarter 1996 opening of a pavilion, parking garage and hotel at Casino Aztar Evansville. The consolidated provision for doubtful accounts increased by $7.1 million in 1997 compared with 1996 as a result of increasing the allowance for potential uncollectible markers associated with Asian guests at the Las Vegas Tropicana and the premium table game business at both Tropicanas. Consolidated rent expense increased $5.7 million in 1997 compared with 1996 primarily as a result of an increased number of operating leases associated with expanded casino facilities at the Atlantic City Tropicana. The analysis of the performance of each of Aztar's properties follows.

Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $399.2 million in 1997 compared with $385.9 million in 1996 and operating income of $50.7 million in 1997 compared with $36.0 million in 1996. The 1996 operating income is after the writeoff of $2.3 million of preopening costs associated with the opening of a new hotel tower, an expanded casino and a name change from TropWorld to Tropicana. The 1996 operating margin was negatively impacted by severe winter weather and disruption from the construction of the new hotel tower and improvements made to the casino.

Casino revenue was up $6.7 million in 1997 compared to 1996. Tropicana Atlantic City continued its emphasis that began in 1995 on the games revenue segment of the business and had a full-year benefit of the improvements made to the casino in 1996 in connection with the games business. As a result of this, games revenue increased by $21.1 million or 21% in 1997 compared to 1996 in spite of a slight decline in the table games win percentage. Slot revenue decreased in 1997 compared to 1996 as a result of a decrease in coin offers to slot players. The slot revenue percentage of total casino revenue decreased to 66% in 1997 compared to 71% in 1996 and 76% in the 1995 to 1993 time frame. Rooms revenue increased 39% in 1997 compared to 1996 as a result of a 30% increase in rooms occupied on a non-complimentary basis and an increase in the average daily room rate. The availability of rooms increased in late April 1996 when the new hotel tower increased capacity by 60%.

Casino costs were $13.4 million lower in 1997 compared to 1996. A $20.5 million reduction in coin offers to slot players was partially offset by increased costs associated with the games segment of the business. The reduction in coin offers consisted of a $14.3 million reduction in direct mail and cash-back coin offers and a $6.2 million reduction in line and charter bus coin. Marketing costs were $6.9 million higher and the provision for doubtful accounts was $1.9 million higher in 1997 compared with 1996 as a result of the emphasis on the games business. Rooms costs were 26% higher in 1997 compared with 1996 primarily due to increased direct costs associated with the increase in occupied rooms.

Operating income is after depreciation and amortization of $22.1 million in 1997 compared with $21.7 million in 1996 and rent expense of $7.3 million in 1997 compared with $2.9 million in 1996. Rent expense increased as a result of an increased number of equipment operating leases associated with the improved facilities.

Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $156.4 million in 1997 compared with $167.4 million in 1996 and an operating loss of $9.3 million in 1997 compared with operating income of $0.8 million in 1996. Operating loss or income is after rent expense of $9.8 million in 1997 compared with $9.1 million in 1996 and depreciation and amortization of $9.5 million in 1997 compared with $8.6 million in 1996.

Casino revenue decreased by 12% in 1997 compared to 1996 primarily as a result of a decrease in baccarat revenue. The volume of baccarat play decreased by 40% in 1997 compared to 1996 as the company experienced a decrease in baccarat play by Asian guests. The volume of baccarat play was much higher in 1996 than it had been in recent years. Baccarat revenue as a percent of casino revenue declined to 9% in 1997 compared to 14% in 1996. Baccarat revenue was only 1% of casino revenue in 1995. Slot revenue decreased by 10% in 1997 compared to 1996 due to a supply increase in the market. Casino costs were 6% lower in 1997 compared to 1996 as a result of the lower casino revenue.
The provision for doubtful accounts increased by $5.0 million in 1997 compared with 1996 as a result of increasing the allowance for uncollectible markers associated with Asian guests and the premium table game business.

Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $83.4 million in 1997 compared with $82.5 million in 1996. The trends in 1997 were similar to those experienced in 1996. Casino revenue increased in an overall market that again declined in 1997. The overall market remains weak as competition continues from Indian casinos and expansions in Las Vegas. Casino costs and marketing costs were higher as the company incurred increased costs in order to increase market share in this declining market. As a result, the operating margin, as measured by operating income before depreciation and amortization, declined to 21% in 1997 from 22% in 1996 and 24% in 1995.

Operating income at Ramada Express was $10.6 million in 1997 compared with $11.2 million in 1996. Operating income is after depreciation and amortization of $7.1 million in both 1997 and 1996 and rent expense of $0.5 million in 1997 compared with $0.3 million in 1996.

Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $119.3 million in 1997 compared with $115.2 million in 1996 and operating income of $28.8 million in 1997 compared with $27.5 million in 1996. The 1996 operating income is after the writeoff of $0.7 million of preopening costs associated with the opening of the passenger pavilion, parking garage and 250-room hotel. Casino revenue was down only slightly in 1997 compared to 1996 as a decrease in admissions as a result of the increased competition from other riverboats in Indiana was offset by an increase in win per admission. The admissions in 1997 were 2.1 million compared to 2.4 million in 1996 and the win per admission was $51.18 in 1997 compared with $45.85 in 1996. The existing competition in Indiana on the Ohio River comes from two operations in the Cincinnati, Ohio market area. A riverboat casino has been granted a certificate of suitability to operate in Indiana in the closer Louisville, Kentucky market area. This riverboat casino needs certain regulatory approvals before it is granted a license to operate. The owners of this operation have commenced at-risk construction in order to be able to operate sooner if regulatory approvals are obtained. In addition, a fifth license could be granted to operate a riverboat casino on the Ohio River in Indiana; however, the Indiana Gaming Commission has delayed the consideration of this license. Rooms revenue was $2.7 million in 1997, an increase of $2.6 million over 1996 as the hotel opened in December 1996. Food and beverage revenue increased $3.0 million over 1996 as the passenger pavilion containing expanded food and beverage facilities opened in the fourth-quarter 1996.

Rooms costs and food and beverage costs increased with the increase in revenues. As a result of the expanded facilities, property taxes and insurance, along with depreciation and amortization, also increased. Casino Aztar Evansville reduced marketing costs by 20% in 1997 compared to 1996. These costs were higher in 1996 as the operation established itself in the market. Operating income is after depreciation and amortization of $9.3 million in 1997 compared with $8.3 million in 1996 and rent expense of $3.4 million in 1997 compared with $3.0 million in 1996.

Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $24.1 million in 1997 compared with $26.5 million in 1996 and an operating loss of $2.8 million in 1997 compared with an operating loss of $3.7 million in 1996. The operating losses are after depreciation and amortization of $3.3 million in 1997 compared with $3.5 million in 1996. During 1997, the company eliminated some marginal business, which resulted in lower revenues and reduced costs. In addition, the company implemented its plans and opened a climate-controlled pavilion and an outdoor arena. These facilities are used for exhibitions, entertainment, rodeo competitions and other events. The company has some unused land at this site and is searching for development opportunities with other entities to use the land for facilities that would complement the company's operations. The riverboat at Casino Aztar Caruthersville floats directly on the Mississippi River and is unaffected by the recent Missouri Supreme Court decision that requires casino riverboats in Missouri to be operated solely over and in contact with the surface of the rivers on which gaming is allowed by the Missouri constitution. Other casino riverboats in Missouri may not meet this requirement.

Development Costs

In connection with the company pursuing the development of its business in certain gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, the company expensed approximately $0.1 million in 1997 compared with $2.1 million in 1996.

Interest Expense

Interest expense was $62.5 million in 1997 compared with $58.6 million in 1996. The increase in interest expense was primarily a result of discontinuing the capitalization of interest as the company's major construction projects were completed in phases in 1996.

Income Taxes

The company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. See Note 1. Significant Accounting Policies - Basis of Consolidated Statements of the Notes to Consolidated Financial Statements. The Internal Revenue Service ("IRS") has completed its examination of the income tax returns for the years 1988 and 1989 and has settled with Ramada for all but one issue. Income taxes for 1997 include a non-recurring tax benefit of $2.3 million primarily related to cash received as a result of the settlement between the IRS and Ramada. Income taxes for 1996 include a benefit of approximately $21 million related to this settlement.

Results of Operations -
1996 versus 1995

Aztar's consolidated revenues were $777.5 million for 1996, an increase of 36% from $572.9 million in 1995. All company locations experienced higher revenues in 1996 than in 1995 but results are not directly comparable for the following reasons. The company's riverboat operations began in April 1995 for Casino Aztar Caruthersville and in December 1995 for Casino Aztar Evansville, resulting in partial-year 1995 operations and full-year 1996 operations. The new hotel tower at the Atlantic City Tropicana that opened in late April 1996 added approximately 60% to the room capacity at that property. Lastly, the 1996 fiscal year included 53 weeks whereas the 1995 fiscal year included 52 weeks.

Consolidated operating income in 1996 was $58.9 million after the effects of $3.0 million in preopening cost writeoffs in connection with the new hotel tower at the Atlantic City Tropicana and the fourth-quarter 1996 opening of a pavilion, parking garage and 250-room hotel at Casino Aztar Evansville. Consolidated operating income in 1995 was $42.7 million after the effects of $7.7 million in preopening cost writeoffs in connection with the riverboat operations. The analysis of the performance of each of Aztar's properties follows.

Tropicana Atlantic City

Tropicana Atlantic City had total revenues of $385.9 million in 1996 compared with $332.7 million in 1995 and operating income of $36.0 million in 1996 compared with $54.5 million in 1995. The 1996 operating income is after the writeoff of $2.3 million of preopening costs associated with the opening of a new hotel tower, an expanded casino and a name change from TropWorld to Tropicana.

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

Tropicana Las Vegas

Tropicana Las Vegas had total revenues of $167.4 million in 1996 compared with $138.0 million in 1995 and an operating income of $0.8 million in 1996 compared with a $3.9 million operating loss in 1995. Operating income or loss is after rent expense of $9.1 million in 1996 compared with $9.2 million in 1995 and depreciation and amortization of $8.6 million in 1996 compared with $7.8 million in 1995. Depreciation and amortization increased in 1996 as a result of improvements that were completed in mid-1995.

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

Ramada Express

Ramada Express had total revenues of $82.5 million in 1996 compared with $80.4 million in 1995. Casino revenue was up 2% in 1996 from 1995 in an overall market that declined in 1996 from 1995 and casino costs were up 4% in 1996 from 1995. The overall market remains weak as competition continues from

Indian casinos and expansions in Las Vegas. Marketing costs were up 20% in 1996 compared to 1995 as the company incurred increased costs in order to increase market share in this declining market. As a result of the above, the operating margin, as measured by operating income before depreciation and amortization, declined to 22% in 1996 from 24% in 1995.

Operating income at Ramada Express was $11.2 million in 1996 compared with $12.0 million in 1995. Operating income is after depreciation and amortization of $7.1 million in 1996 compared with $7.2 million in 1995 and rent expense of $0.3 million in 1996 compared with $0.2 million in 1995.

Casino Aztar Evansville

Casino Aztar Evansville began riverboat casino operations in December 1995 utilizing temporary land-based facilities. In the fourth-quarter 1996, the company opened its passenger pavilion, parking garage and 250-room hotel. Casino Aztar Evansville was the first riverboat casino to open in Indiana.
In 1996, five riverboat casinos opened in Indiana. Three of these riverboat casinos are in Northern Indiana on Lake Michigan and two are on the Ohio River in the Cincinnati, Ohio market area.

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

Casino Aztar Caruthersville

Casino Aztar Caruthersville began riverboat operations in April 1995; however, the full project was not completed until July 1995 with the opening of a pavilion that included a restaurant, sports lounge, snack bar and other amenities. Caruthersville is located in a rural market that has proven to be difficult to penetrate. The company continues to adjust its marketing plan in order to attract a broader customer base. Casino Aztar Caruthersville continued to grow its business in 1996 which resulted in marketing costs as a percentage of casino revenue being higher than the company's consolidated marketing costs as a percentage of casino revenue. Casino Aztar Caruthersville's marketing costs as a percentage of casino revenue were 21% in 1996 and 19% in 1995 compared to the 14% in 1996 and 12% in 1995 for the company on a consolidated basis.

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

Other Matters

In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 130 will not have an effect on the company's financial statements currently being presented because the company, at this time, has no items of comprehensive income other than net income.

In June 1997, the FASB adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS 131 will not have a material effect on the company's financial statements as the required information is either currently being presented by the company or it is not applicable to the company.

In accordance with the FASB Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), the company performed a review of whether anticipated net cash flows in connection with its Casino Aztar Caruthersville operation will be sufficient to recover the company's investment in that operation. At January 1, 1998, the company had approximately $46 million in carrying value of long-lived assets and certain identifiable intangibles associated with Casino Aztar Caruthersville. In performing this review, the company considered a number of factors, including, but not limited to, anticipated revenues and the duration thereof, expected operating costs, the competitive environment and future legislative and regulatory changes. Although the results of the company's review did not have an effect on the carrying value for Casino Aztar Caruthersville at January 1, 1998, there can be no assurance that this will be true in the future.

Management has initiated an enterprise-wide program to prepare the company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. The company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Tropicana Atlantic City has undertaken a $6 million capital program, which is expected to be complete by September 1999, to purchase upgrades for its major hardware and software systems. When this capital program is completed, the Atlantic City Tropicana should have addressed most of its year 2000 issues. Tropicana Las Vegas and Ramada Express are still evaluating their year 2000 issues. The costs of testing and conversion are not yet known, although they are not expected to be material. Casino Aztar Evansville and Casino Aztar Caruthersville use primarily third-party standard vendor software and are working with such vendors to ensure year 2000 compliance. The company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the company's systems.

Private Securities Litigation Reform Act

Certain information included in Aztar's 1997 Form 10-K and other materials filed or to be filed by the company with the Securities and Exchange Commission ("SEC")(as well as information included in oral statements or other written statements made or to be made by the company including those made in Aztar's 1997 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; refinancing of the company's indebtedness; and arrangement of new credit facilities. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the company. These include, but are not limited to, the following factors as well as other factors described from time to time in the company's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals, third-party consents and approvals, and relations with partners, owners and other third parties; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended January 1, 1998
                           1997       1996      1995       1994      1993
                         --------   --------  --------   --------  --------
Statement of Operations
 Data (in thousands)
Revenues                $782,357   $777,472    $572,869  $541,440  $518,762
Operating income (a)      67,392     58,943      42,701    69,407    37,419
Net interest income and
 expense (a)             (60,517)   (56,210)    (47,801)  (46,572)  (21,191)
Equity in unconsolidated
 partnership's loss       (4,618)    (4,793)     (5,081)   (4,169)   (3,822)
Income (loss) before
 extraordinary items       4,442     20,639      (4,994)   16,804    11,382
Extraordinary items           --         --          --    (2,708)       --
Net income (loss)          4,442     20,639      (4,994)   14,096    11,382

Common Stock Data (per share)
Income (loss) before
 extraordinary items:
   Income (loss) per
     common share       $    .08   $    .48   $    (.15) $    .43  $    .29
   Income (loss) per
     common share
     assuming dilution       .08        .46        (.15)      .41       .27
Cash dividends declared       --         --          --        --        --
Equity                      9.82       9.76        9.40      9.65      9.29

Balance Sheet Data (in
 thousands at year end)
Total assets            $1,091,496 $1,119,582 $1,013,238 $915,359  $877,171
Long-term debt             491,932    527,006    496,439  430,212   404,086
Series B ESOP convertible
 preferred stock             6,593      6,022      5,459    4,711     3,905
Shareholders' equity       444,038    439,274    359,659  361,368   346,988

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









COOPERS & LYBRAND L.L.P.






Phoenix, Arizona
February 4, 1998

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
 For the Years Ended January 1, 1998, January 2, 1997 and December 28, 1995
                               (in thousands)

    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:
 1997               $  11,261    $  12,944(a)    $   6,286(b)  $  17,919
 1996                   9,905        5,892(a)        4,536(b)     11,261
 1995                  10,720        3,611(a)        4,426(b)      9,905

Deferred income
 tax asset
 valuation
 allowance:
 1997               $   4,328    $   1,206(a)    $     653(b)  $   4,881
 1996                   8,196          718(a)        4,586(c)      4,328
 1995                  11,572          287(a)        3,663(c)      8,196

Valuation allowance
 for interest
 differential on CRDA
 deposits
 1997               $   6,425    $     569(a)    $     288(d)  $   6,706
 1996                   5,927          729(a)          231(d)      6,425
 1995                   9,233           --             365(d)      5,927
                                                     2,941(e)

(a)  Charged to costs and expenses.

(b)  Related assets charged against the account.

(c)  Reflects reductions of $3,641,000 and $3,622,000 in 1996 and 1995, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 1996 and 1995 represented charges of deferred tax assets against the valuation allowance account.

(d)  Reflects transfer to unamortized discount for the issuance of CRDA bonds.

(e) Reflects reduction with a corresponding decrease in general and administrative expense associated with funds received from the CRDA in conjunction with the construction of the new hotel tower at Tropicana
     Atlantic City.


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

10.4(d) Amendment No. 3 to Reducing Revolving Loan Agreement, dated as of December 30, 1996, among Aztar Corporation, Adamar of New Nersey, Inc., Ramada Express, Inc. and the banks therein named, filed as
          Exhibit 10.4(d) to Aztar Corporation's 1996 Form 10-K and incorporated herein by reference.

10.5(a) Supplemental Reducing Revolving Loan Agreement, dated as of March 13, 1997, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; and Bank of America National Trust and Savings Association, as Managing Agent, filed as Exhibit 10 to Aztar Corporation's Form 10-Q for the quarter ended April 3, 1997 and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------

10.5(b) First Amendment to Supplemental Reducing Revolving Loan Agreement, dated as of June 10, 1997, among Aztar Corporation, Adamar of New Jersey, Inc., Ramada Express, Inc. and the banks therein named; and Bank of America National Trust and Savings Association, as Managing Agent, filed as Exhibit 10 to Aztar Corporation's Form 10-Q for the quarter ended July 3, 1997 and incorporated herein by reference.

*10.6     Aztar Corporation 1989 Stock Option and Incentive Plan filed as
          Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.

*10.7(a) Employee Stock Ownership Plan of Aztar Corporation, as amended and restated effective December 19, 1989, dated December 12, 1990, filed as Exhibit 10.60(a) to Aztar Corporation's 1990 Form 10-K and incorporated herein by reference.

10.7(b) Term Loan Agreement, dated as of December 19, 1989, by and among State Street Bank and Trust Company, as Trustee, Adamar Garage Corporation, as lender, and Aztar Corporation, filed as Exhibit 10.50(b) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.7(c) Preferred Stock Purchase Agreement, dated as of December 19, 1989, between Ramada Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 10.50(c) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.7(d) Letter Agreement, dated as of December 19, 1989, between Aztar Corporation and State Street Bank and Trust Company, as Trustee, relating to the Employee Stock Ownership Plan of Aztar Corporation, filed as Exhibit 10.50(d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.8(a) Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit
          2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.8(b) Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.9 Reorganization Agreement, dated as of April 17, 1989, between Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.2 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.


*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------
10.10 Tax Sharing Agreement, dated as of April 17, 1989, among New World Hotels (U.S.A), Inc., Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.3 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.11 Guaranty and Acknowledgement Agreement, dated as of April 17, 1989, among New World Development Company Limited, New World Hotels (Holdings) Limited, New World Hotels (U.S.A.), Inc. and RI Acquiring Corp., filed as Exhibit 2.4 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

10.12 Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

*10.13 Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*10.14 Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

10.15 Second Amended and Restated Loan Agreement, dated October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent, filed as Exhibit 10.14 to Aztar Corporation's 1994 Form 10-K and incorporated herein by reference.

*10.16 Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-
          5440) and incorporated herein by reference.

*10.17 Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through
          (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*10.18 Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------

*10.19 Deferred Compensation Agreements entered into by and between Ramada and certain outside Directors as of December 1, 1983, filed as Exhibits 10.62(a),(b),(c) and (d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.20 Option Agreement, dated February 2, 1998, between Aztar Corporation and parties constituting the Jaffe Group, filed as Exhibit 99.2 to Aztar Corporation's Form 8-K/A, dated February 3, 1998, and incorporated herein by reference.

**11.     Statement Regarding Computation of Per Share Earnings.

**21.     Subsidiaries of Aztar Corporation.

**23.     Consent of Coopers & Lybrand L.L.P.

**27.     Financial Data Schedule.

































*Indicates a management contract or compensatory plan or arrangement.

**Filed herewith