Form 10-Q
period 1998-04-02
AZTAR CORP
filed 1998-05-13
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1998
                               -------------
                             OR
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

At April 30, 1998, the registrant had outstanding 45,219,063 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                    Page
                                                                    ----

    Consolidated Balance Sheets at April 2, 1998 and
    January 1, 1998                                                   3

    Consolidated Statements of Operations for the quarters
    ended April 2, 1998 and April 3, 1997                             5

    Consolidated Statements of Cash Flows for the quarters
    ended April 2, 1998 and April 3, 1997                             6

    Consolidated Statements of Shareholders' Equity for the
    quarters ended April 2, 1998 and April 3, 1997                    8

    Notes to Consolidated Financial Statements                        9

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                               April 2,        January 1,
                                                 1998             1998
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   31,532       $   46,129
  Accounts receivable, net                        37,142           44,133
  Inventories                                      6,362            6,779
  Prepaid expenses                                 9,833           10,374
  Deferred income taxes, net                      11,403           11,403
                                              ----------       ----------
    Total current assets                          96,272          118,818

Investments in and advances to
  unconsolidated partnership                       9,144            9,375
Other investments                                 22,923           22,319

Property and equipment:
  Buildings, riverboats and equipment, net       791,690          802,230
  Land                                            98,762           98,762
  Construction in progress                         5,878            1,215
  Leased under capital leases, net                   601              672
                                              ----------       ----------
                                                 896,931          902,879

Deferred income taxes, net                           242              331
Other deferred charges and assets                 37,928           37,774
                                              ----------       ----------

                                              $1,063,440       $1,091,496
                                              ==========       ==========
















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                              April 2,       January 1,
                                               1998             1998
                                            ----------       ----------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   52,156       $   56,939
  Accrued payroll and employee benefits         24,147           23,630
  Accrued interest payable                         317           13,167
  Income taxes payable                           1,192              896
  Current portion of long-term debt             22,718           27,166
  Current portion of other long-term
    liabilities                                  2,931            2,931
                                            ----------       ----------
    Total current liabilities                  103,461          124,729

Long-term debt                                 484,447          491,932
Other long-term liabilities                     24,264           24,204
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $6,733 and $6,857)           6,733            6,593

Shareholders' equity:
  Common stock, $.01 par value (45,207,062
    and 45,198,889 shares outstanding)             491              491
  Paid-in capital                              412,053          412,029
  Retained earnings                             49,118           48,654
  Less: Treasury stock                         (17,126)         (17,126)
        Unearned compensation                       (1)             (10)
                                            ----------       ----------
    Total shareholders' equity                 444,535          444,038
                                            ----------       ----------

                                            $1,063,440       $1,091,496
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended April 2, 1998 and April 3, 1997
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                                             First Quarter
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
Revenues
  Casino                                                   $164,291  $157,148
  Rooms                                                      12,052    12,566
  Food and beverage                                          13,047    12,732
  Other                                                       7,435     7,310
                                                           --------  --------
                                                            196,825   189,756
Costs and expenses
  Casino                                                     76,192    74,485
  Rooms                                                       7,140     7,326
  Food and beverage                                          13,089    13,206
  Other                                                       6,399     5,751
  Marketing                                                  21,211    19,748
  General and administrative                                 19,521    17,387
  Utilities                                                   2,883     3,454
  Repairs and maintenance                                     5,985     5,794
  Provision for doubtful accounts                             2,992     2,154
  Property taxes and insurance                                6,064     6,120
  Rent                                                        5,439     4,536
  Depreciation and amortization                              13,044    12,741
                                                           --------  --------
                                                            179,959   172,702
                                                           --------  --------
Operating income                                             16,866    17,054

  Interest income                                               416       510
  Interest expense                                          (15,136)  (15,801)
                                                           --------  --------
Income before other items and income taxes                    2,146     1,763

  Equity in unconsolidated partnership's loss                (1,125)   (1,166)
                                                           --------  --------
Income before income taxes                                    1,021       597

  Income taxes                                                 (403)    2,080
                                                           --------  --------
Net income                                                 $    618  $  2,677
                                                           ========  ========

Net income per common share                                $    .01  $    .06

Net income per common share assuming dilution              $    .01  $    .05

Weighted average common shares applicable to:
  Net income per common share                                45,202    45,005
  Net income per common share assuming dilution              46,942    46,699

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              For the periods ended April 2, 1998 and April 3, 1997
         ---------------------------------------------------------------
                                 (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1998       1997
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $     618   $   2,677
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          13,732      13,399
   Provision for losses on accounts receivable             2,992       2,154
   Loss on reinvestment obligation                           219         217
   Rent expense                                             (247)       (324)
   Distribution in excess of equity in income
     of partnership                                          231         255
   Deferred income taxes                                      89          98
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable            4,386       2,226
     (Increase) decrease in refundable income taxes           --       1,201
     (Increase) decrease in inventories and
       prepaid expenses                                      782        (120)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable         (17,102)    (28,126)
     Other items, net                                      1,017         118
                                                       ---------   ---------
  Net cash provided by (used in) operating activities      6,717      (6,225)
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        722         634
Purchases of property and equipment                       (3,862)     (3,936)
Additions to other long-term assets                       (3,090)     (1,818)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities     (6,230)     (5,120)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  84,700      55,600
Proceeds from issuance of common stock                        20          --
Principal payments on long-term debt                     (99,029)    (55,701)
Principal payments on other long-term liabilities           (325)       (326)
Debt issuance costs                                           --        (100)
Preferred stock dividend                                    (329)       (352)
Redemption of preferred stock                               (121)       (124)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (15,084)     (1,003)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (14,597)    (12,348)
Cash and cash equivalents at beginning of period          46,129      44,131
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  31,532   $  31,783
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended April 2, 1998 and April 3, 1997
        ---------------------------------------------------------------
                                (in thousands)
                                                              First Quarter
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $     --   $  2,000
 Capital lease obligations incurred for property
   and equipment                                             2,322        552
 Tax benefit from stock options and preferred stock
   dividend                                                     18         21
 Forfeiture of restricted stock                                 --         22

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 27,307   $ 26,686
 Income taxes paid (refunded)                                  --      (3,398)






























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended April 2, 1998 and April 3, 1997
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                          First Quarter
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
Common stock:
 Beginning and ending balance                         $    491    $    489
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     412,029     411,158
 Stock options exercised for 3,405 shares in 1998           20          --
 Tax benefit from stock options exercised                    4          --
                                                      --------    --------
   Ending balance                                      412,053     411,158
                                                      --------    --------
Retained earnings:
 Beginning balance                                      48,654      44,846
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $14 and $21               (154)       (174)
 Net income                                                618       2,677
                                                      --------    --------
   Ending balance                                       49,118      47,349
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,126)    (17,102)
 Forfeiture of 3,334 shares of restricted stock
   in 1997                                                  --         (22)
                                                      --------    --------
   Ending balance                                      (17,126)    (17,124)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                         (10)       (117)
 Amortization                                                9          22
 Forfeiture of restricted stock                             --          22
                                                      --------    --------
   Ending balance                                           (1)        (73)
                                                      --------    --------

                                                      $444,535    $441,799
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters ended 1998 or 1997. Capitalized costs related to various development projects, included in other deferred charges and assets, were $2,556,000 and $954,000 at April 2, 1998 and January 1, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 1998.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
April 2, 1998 and April 3, 1997 (in thousands):
                                                      First Quarter
                                                   -------------------
                                                     1998       1997
                                                   --------   --------
   Revenues                                        $  4,122   $  4,154
   Operating expenses                                  (684)      (684)
                                                   --------   --------
   Operating income                                   3,438      3,470
   Interest expense                                  (1,292)    (1,374)
                                                   --------   --------
     Net income                                    $  2,146   $  2,096
                                                   ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                                      First Quarter
                                                   -------------------
                                                     1998       1997
                                                   --------   --------
Equity in unconsolidated
    partnership's loss                             $ (1,125)  $ (1,166)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

At April 2, 1998 and January 1, 1998, long-term debt included (in thousands):
                                                      1998       1997
                                                    --------   --------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       178,104    178,061
    Reducing revolving credit note ("Credit
       Facility"); floating rate, 8.2% at
       April 2, 1998; matures December 31, 1999      125,000    139,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,199      1,213
    Obligations under capital leases                   2,862        824
                                                    --------   --------
                                                     507,165    519,098
    Less current portion                             (22,718)   (27,166)
                                                    --------   --------
                                                    $484,447   $491,932
                                                    ========   ========

As of April 2, 1998 and January 1, 1998, there were no borrowings under the supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility").

Note 4:  Other Long-term Liabilities
-------------------------------------

At April 2, 1998 and January 1, 1998, other long-term liabilities consisted of (in thousands):
                                                     1998       1997
                                                   --------   --------
    Accrued rent expense                           $ 11,080   $ 11,327
    Obligation to City of Evansville and
      other civic and community organizations         4,238      4,550
    Deferred compensation and retirement plans       11,408     10,776
    Las Vegas Boulevard beautification assessment       469        482
                                                   --------   --------
                                                     27,195     27,135
    Less current portion                             (2,931)    (2,931)
                                                   --------   --------
                                                   $ 24,264   $ 24,204
                                                   ========   ========

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. Income taxes for the 1997 first quarter included a non-recurring tax benefit of $2,323,000 primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 and 1993. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 6:  Net Income Per Share
-----------------------------
Net income per common share and net income per common share, assuming dilution, are computed based on the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which superseded and simplified the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaced the presentation of net income per common and common equivalent share under APB 15 with a presentation of net income per common share. Net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Net income per common share, assuming dilution, is computed similarly under SFAS 128 as it was under APB 15 and is based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. In accordance with the provisions of SFAS 128, the Company has restated the 1997 first quarter earnings per share data.

The computations under SFAS 128 of net income per common share and net income per common share, assuming dilution, for the periods ended April 2, 1998 and
April 3, 1997, are as follows:
                                                          First Quarter
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
Net income                                            $    618    $  2,677

Deduct: preferred stock dividends and losses on
  redemption (net of income tax benefits of $14
  and $21 credited to retained earnings)                  (154)       (174)
                                                      --------    --------
Net income applicable to computations                 $    464    $  2,503
                                                      ========    ========
Weighted-average common shares applicable to net
  income per common share                               45,202      45,005

Effect of dilutive securities:
  Stock option incremental shares                          861         765
  Assumed conversion of preferred stock                    879         929
                                                      --------    --------
                                                         1,740       1,694
                                                      --------    --------
Weighted-average common shares applicable to net
  income per common share assuming dilution             46,942      46,699
                                                      ========    ========

Net income per common share                           $    .01    $    .06

Net income per common share assuming dilution         $    .01    $    .05

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,902,000 and $3,905,000 at April 2, 1998 and January 1, 1998, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,000,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended April 2, 1998, that the additional security deposit would be required by July 1, 1998; however, the lessor has waived the requirement. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the sum of his annual base salary and average bonus, plus the other described benefits. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $16,000,000 at April 2, 1998.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

During the first quarter of 1998, the Company borrowed $84.7 million and repaid $98.7 million under the Credit Facility, leaving an outstanding balance of $125 million at April 2, 1998. As of April 2, 1998, there were no borrowings under the Supplemental Credit Facility. The Company's debt to operating cash flow ratio as calculated under the Credit Facility was 3.98 to 1 at April 2, 1998 and the maximum allowable ratio was 4.90 to 1. The Company's senior debt to operating cash flow ratio was 1.37 to 1 at April 2, 1998 and the maximum allowable ratio was 1.75 to 1.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended April 2, 1998, that the additional security deposit would be required by July 1, 1998; however, the lessor has waived the requirement.

Results of Operations

Quarter Ended April 2, 1998 Compared to Quarter Ended April 3, 1997

The Company's consolidated revenues for the 1998 first quarter were $196.8 million, a 4% increase over $189.8 million for the 1997 first quarter. Consolidated casino revenue was $7.1 million or 5% higher in the 1998 versus 1997 first quarter, reflecting increases at Tropicana Atlantic City and the Company's riverboat properties that were partially offset by decreases at the Company's properties in Nevada. Consolidated operating income was $16.9 million for the first quarter of 1998, down slightly from $17.1 million for the first quarter of 1997.

Consolidated interest expense was $0.7 million or 4% lower in the 1998 versus 1997 first quarter primarily as a result of lower levels of debt outstanding during the first quarter of 1998 in connection with the Credit Facility.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $100.1 million in the 1998 first quarter, up 8% from $92.4 million in the 1997 first quarter. Casino revenue was 8% higher in the 1998 versus 1997 first quarter, primarily reflecting a 20% increase in games revenue combined with a 3% increase in slot revenue. The increase in games revenue was a result of increases in the hold percentage and the volume of play. The increase in slot revenue was attained in spite of a reduction in coin offers to slot players.

Tropicana Atlantic City had operating income of $13.9 million in the 1998 first quarter, a 64% improvement over $8.4 million in the 1997 first quarter. Casino costs were 1% lower in the 1998 versus 1997 first quarter primarily due to a 21% reduction in coin offers to slot players that more than offset increased costs related to the increase in casino revenue. The provision for

                      AZTAR CORPORATION AND SUBSIDIARIES

doubtful accounts was $1.2 million higher in the 1998 versus 1997 first quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.9 million in the 1998 first quarter compared to $1.4 million in the 1997 first quarter. Depreciation and amortization was $5.5 million in both periods.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.6 million in the 1998 first quarter, an 8% decrease from $40.8 million in the 1997 first quarter. Casino revenue was 10% lower in the 1998 versus 1997 first quarter, primarily due to a 26% decrease in games revenue that was partially offset by a 4% increase in slot revenue. The decrease in games revenue was primarily attributable to a decline in baccarat revenue in the 1998 versus 1997 first quarter. The decrease in baccarat revenue was a result of decreases in the volume of play and the hold percentage.

Tropicana Las Vegas had an operating loss of $3.5 million for the 1998 first quarter compared to operating income of $0.6 million for the 1997 first quarter. Operating loss or income is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in the 1998 first quarter compared to $2.3 million in the 1997 first quarter. Depreciation and amortization was $2.5 million in the first quarter of 1998 compared to $2.2 million in last year's first quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.3 million in the 1998 first quarter, down 3% from $22.0 million in the 1997 first quarter. Operating income was $2.9 million in the 1998 first quarter compared to $4.3 million in the 1997 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.7 million in the 1998 first quarter compared to $1.8 million in the 1997 first quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $31.3 million in the 1998 first quarter, a 10% increase over $28.4 million in last year's first quarter. Operating income was $8.0 million in the 1998 first quarter, an 8% improvement over $7.4 million in the 1997 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in the first quarter of 1998 compared to $0.6 million in the first quarter of 1997. Depreciation and amortization was $2.4 million in the 1998 first quarter compared to $2.3 million in last year's first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.5 million in the 1998 first quarter compared to $6.2 million in the 1997 first quarter. Casino Aztar Caruthersville had an operating loss of $0.3 million in the first quarter of 1998 compared to $0.7 million in the first quarter of 1997. Operating loss is after depreciation and amortization of $0.8 million in the 1998 first quarter compared to $0.9 million in the 1997 first quarter.

Other Matters

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position No.

                      AZTAR CORPORATION AND SUBSIDIARIES

98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP"). The SOP stipulates that all costs that meet its definition of start-up activities, which the Company has referred to as preopening costs, must be expensed as incurred. The provisions of the SOP are effective for fiscal years beginning after December 15, 1998. Upon adoption, entities are required to write off all capitalized start-up costs as a cumulative effect of a change in accounting principle. Entities are not required to report the pro forma effect of retroactive application. The Company will adopt this SOP when required. The Company's policy is, and has been, to capitalize these costs as incurred and to expense them in the period the related facility commences operations. Adoption of the SOP will have only a prospective effect on the Company's financial statements as there are no capitalized preopening costs at April 2, 1998 and the Company is not, nor plans to be, engaged in start-up activities in 1998.

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Tropicana Atlantic City has undertaken a $6 million capital program, which is expected to be complete by July 1999, to purchase upgrades for its major hardware and software systems. When this capital program is completed, the Atlantic City Tropicana should have addressed most of its year 2000 issues. Tropicana Las Vegas and Ramada Express have decided to purchase upgrades for several major software systems. Conversion to these upgrades is expected to be completed by July 1999. The cost of these new software systems for both operations combined is approximately $2.0 million which represents substantially all of the expected costs to make both these properties year 2000 compliant. Casino Aztar Evansville and Casino Aztar Caruthersville use primarily third-party standard vendor software and are working with such vendors to ensure year 2000 compliance and no significant costs are expected to be incurred at these properties. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 1, 1998, the plaintiffs filed a motion on March 18, 1998, for class certification.
     On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. The Magistrate's order (rendered orally at the conclusion of the hearing) gives the defendants until May 22, 1998, to complete discovery from the class representatives, and until June 12,

                      AZTAR CORPORATION AND SUBSIDIARIES

     1998, to file their opposition to the motion for class certification. The plaintiffs' reply memorandum is due on June 30, 1998, and the matter will then be submitted to the court for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
                                                                    Page No.
                                                                   ----------
3.    Second Amended and Restated By-Laws of Aztar
      Corporation, as adopted February 25, 1998.                  *

10.1  Amendment to Severance Agreement, dated March 23,
      1998, by and between Aztar Corporation and Paul
      E. Rubeli.                                                  *

10.2  Amendment to Severance Agreement, dated March 24,
      1998, by and between Aztar Corporation and Robert
      M. Haddock.                                                 *

10.3  Amendment to Severance Agreement, dated March 24,
      1998, by and between Aztar Corporation and Nelson
      W. Armstrong, Jr.                                           *

10.4  Amendment to Severance Agreement, dated March 24,
      1998, by and between Aztar Corporation and
      Meridith P. Sipek.                                          *

10.5  Amendment to Severance Agreement, dated March 24,
      1998, by and between Aztar Corporation and Joe
      Cole.                                                       *

10.6  Amendment to Severance Agreement, dated March 24,
      1998, by and between Aztar Corporation and Neil
      A. Ciarfalia.                                               *

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





Date  May 13, 1998               By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

3. Second Amended and Restated By-Laws of Aztar Corporation, as adopted February 25, 1998.

10.1 Amendment to Severance Agreement, dated March 23, 1998, by and between Aztar Corporation and Paul E. Rubeli.

10.2 Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Robert M. Haddock.

10.3 Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Nelson W. Armstrong, Jr.

10.4 Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Meridith P. Sipek.

10.5 Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Joe Cole.

10.6 Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Neil A. Ciarfalia.

27.   Financial Data Schedule.