Form 10-Q
period 1998-07-02
AZTAR CORP
filed 1998-08-11
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1998
                               -------------
                             OR
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

At July 30, 1998, the registrant had outstanding 45,231,790 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                    Page
                                                                    ----

    Consolidated Balance Sheets at July 2, 1998 and
    January 1, 1998                                                   3

    Consolidated Statements of Operations for the quarters and
    six months ended July 2, 1998 and July 3, 1997                    5

    Consolidated Statements of Cash Flows for the six months
    ended July 2, 1998 and July 3, 1997                               7

    Consolidated Statements of Shareholders' Equity for the
    six months ended July 2, 1998 and July 3, 1997                    9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                                July 2,        January 1,
                                                 1998             1998
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   33,604       $   46,129
  Accounts receivable, net                        39,885           44,133
  Inventories                                      6,477            6,779
  Prepaid expenses                                10,137           10,374
  Deferred income taxes, net                      11,403           11,403
                                              ----------       ----------
    Total current assets                         101,506          118,818

Investments in and advances to
  unconsolidated partnership                       8,910            9,375
Other investments                                 23,370           22,319

Property and equipment:
  Buildings, riverboats and equipment, net       786,320          802,230
  Land                                            98,995           98,762
  Construction in progress                         7,463            1,215
  Leased under capital leases, net                 7,784              672
                                              ----------       ----------
                                                 900,562          902,879

Deferred income taxes, net                            22              331
Other deferred charges and assets                 38,011           37,774
                                              ----------       ----------

                                              $1,072,381       $1,091,496
                                              ==========       ==========
















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                              July 2,        January 1,
                                               1998             1998
                                            ----------       ----------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   54,957       $   56,939
  Accrued payroll and employee benefits         24,026           23,630
  Accrued interest payable                      12,490           13,167
  Income taxes payable                           2,457              896
  Current portion of long-term debt              2,367           27,166
  Current portion of other long-term
    liabilities                                  2,929            2,931
                                            ----------       ----------
    Total current liabilities                   99,226          124,729

Long-term debt                                 495,596          491,932
Other long-term liabilities                     23,836           24,204
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $7,622 and $6,857)           6,867            6,593

Shareholders' equity:
  Common stock, $.01 par value (45,231,132
    and 45,198,889 shares outstanding)             491              491
  Paid-in capital                              412,148          412,029
  Retained earnings                             51,343           48,654
  Less: Treasury stock                         (17,126)         (17,126)
        Unearned compensation                       --              (10)
                                            ----------       ----------
    Total shareholders' equity                 446,856          444,038
                                            ----------       ----------

                                            $1,072,381       $1,091,496
                                            ==========       ==========











[FN]


The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               For the periods ended July 2, 1998 and July 3, 1997
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                        Second Quarter         Six Months
                                      ------------------   ------------------
                                        1998      1997       1998      1997
                                      --------  --------   --------  --------
Revenues
  Casino                              $167,135  $164,518   $331,426  $321,666
  Rooms                                 14,645    14,033     26,697    26,599
  Food and beverage                     13,605    13,117     26,652    25,849
  Other                                  7,783     8,719     15,218    16,029
                                      --------  --------   --------  --------
                                       203,168   200,387    399,993   390,143
Costs and expenses
  Casino                                74,627    73,977    150,819   148,462
  Rooms                                  8,260     7,927     15,400    15,253
  Food and beverage                     13,652    14,121     26,741    27,327
  Other                                  6,627     6,323     13,026    12,074
  Marketing                             22,007    21,092     43,218    40,840
  General and administrative            18,891    18,484     38,412    35,871
  Utilities                              3,127     3,474      6,010     6,928
  Repairs and maintenance                6,347     6,050     12,332    11,844
  Provision for doubtful accounts        3,692     3,051      6,684     5,205
  Property taxes and insurance           5,963     6,237     12,027    12,357
  Rent                                   4,781     5,246     10,220     9,782
  Depreciation and amortization         13,612    12,655     26,656    25,396
                                      --------  --------   --------  --------
                                       181,586   178,637    361,545   351,339
                                      --------  --------   --------  --------
Operating income                        21,582    21,750     38,448    38,804

  Interest income                          923       517      1,339     1,027
  Interest expense                     (15,246)  (15,754)   (30,382)  (31,555)
                                      --------  --------   --------  --------
Income before other items, income
  taxes and extraordinary items          7,259     6,513      9,405     8,276

  Equity in unconsolidated
    partnership's loss                  (1,113)   (1,158)    (2,238)   (2,324)
                                      --------  --------   --------  --------
Income before income taxes and
  extraordinary items                    6,146     5,355      7,167     5,952

  Income taxes                          (2,427)   (1,926)    (2,830)      154
                                      --------  --------   --------  --------
Income before extraordinary items        3,719     3,429      4,337     6,106

  Extraordinary items                   (1,346)       --     (1,346)       --
                                      --------  --------   --------  --------
Net income                            $  2,373  $  3,429   $  2,991  $  6,106
                                      ========  ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
               For the periods ended July 2, 1998 and July 3, 1997
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                        Second Quarter         Six Months
                                      ------------------   ------------------
                                        1998      1997       1998      1997
                                      --------  --------   --------  --------
Earnings per common share:
  Income before extraordinary items   $    .08  $    .07   $    .09  $    .13
  Extraordinary items                     (.03)       --       (.03)       --
                                      --------  --------   --------  --------
  Net income                          $    .05  $    .07   $    .06  $    .13
                                      ========  ========   ========  ========
Earnings per common share assuming
  dilution:
  Income before extraordinary items   $    .08  $    .07   $    .09  $    .12
  Extraordinary items                     (.03)       --       (.03)       --
                                      --------  --------   --------  --------
  Net income                          $    .05  $    .07   $    .06  $    .12
                                      ========  ========   ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share             45,223    45,121     45,213    45,063
  Earnings per common share assuming
    dilution                            46,737    46,664     46,839    46,682

























[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               For the periods ended July 2, 1998 and July 3, 1997
         ---------------------------------------------------------------
                                 (in thousands)
                                                            Six Months
                                                       ---------------------
                                                          1998       1997
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   2,991   $   6,106
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          27,944      26,726
   Provision for losses on accounts receivable             6,684       5,205
   Loss on reinvestment obligation                           186         510
   Rent expense                                             (478)       (557)
   Distribution in excess of equity in income
     of partnership                                          465         505
   Deferred income taxes                                     309         699
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (1,925)     (2,076)
     (Increase) decrease in refundable income taxes           --       1,201
     (Increase) decrease in inventories and
       prepaid expenses                                      (43)     (2,022)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable            (843)     (8,809)
     Other items, net                                      3,163         360
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     38,453      27,848
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        722         634
Reduction in other investments                               564         488
Purchases of property and equipment                      (14,711)    (13,329)
Additions to other long-term assets                       (5,154)     (3,485)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (18,579)    (15,692)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 353,800     102,100
Proceeds from issuance of common stock                        84         538
Principal payments on long-term debt                    (382,932)   (114,323)
Principal payments on other long-term liabilities           (638)       (639)
Debt issuance costs                                       (2,139)       (170)
Preferred stock dividend                                    (329)       (352)
Redemption of preferred stock                               (245)       (241)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (32,399)    (13,087)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (12,525)       (931)
Cash and cash equivalents at beginning of period          46,129      44,131
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  33,604   $  43,200
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
              For the periods ended July 2, 1998 and July 3, 1997
        ---------------------------------------------------------------
                                (in thousands)
                                                               Six Months
                                                          -------------------
                                                            1998       1997
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $     --   $  2,000
 Capital lease obligations incurred for property
   and equipment                                             7,847        552
 Tax benefit from stock options and preferred stock
   dividend                                                     60        165
 Forfeiture of restricted stock                                 --         22

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 29,781   $ 29,986
 Income taxes paid (refunded)                                  175     (3,543)






























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
              For the periods ended July 2, 1998 and July 3, 1997
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                           Six Months
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
Common stock:
 Beginning balance                                    $    491    $    489
 Stock options exercised for 23,405 and
   136,348 shares                                           --           2
                                                      --------    --------
   Ending balance                                          491         491
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     412,029     411,158
 Stock options exercised                                    84         536
 Tax benefit from stock options exercised                   35         126
                                                      --------    --------
   Ending balance                                      412,148     411,820
                                                      --------    --------
Retained earnings:
 Beginning balance                                      48,654      44,846
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $25 and $39               (302)       (328)
 Net income                                              2,991       6,106
                                                      --------    --------
   Ending balance                                       51,343      50,624
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,126)    (17,102)
 Forfeiture of 3,334 shares of restricted stock
   in 1997                                                  --         (22)
                                                      --------    --------
   Ending balance                                      (17,126)    (17,124)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                         (10)       (117)
 Amortization                                               10          43
 Forfeiture of restricted stock                             --          22
                                                      --------    --------
   Ending balance                                           --         (52)
                                                      --------    --------

                                                      $446,856    $445,759
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or six months ended 1998 or 1997. Capitalized costs related to various development projects, included in other deferred charges and assets, were $2,556,000 and $954,000 at July 2, 1998 and January 1, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 1998.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
July 2, 1998 and July 3, 1997 (in thousands):
                              Second Quarter            Six Months
                            -------------------    -------------------
                              1998       1997        1998       1997
                            --------   --------    --------   --------
   Revenues                 $  4,083   $  4,151    $  8,205   $  8,305
   Operating expenses           (691)      (683)     (1,375)    (1,367)
                            --------   --------    --------   --------
   Operating income            3,392      3,468       6,830      6,938
   Interest expense           (1,240)    (1,359)     (2,532)    (2,733)
                            --------   --------    --------   --------
     Net income             $  2,152   $  2,109    $  4,298   $  4,205
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                              Second Quarter            Six Months
                            -------------------    -------------------
                              1998       1997        1998       1997
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $ (1,113)  $ (1,158)   $ (2,238)  $ (2,324)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

At July 2, 1998 and January 1, 1998, long-term debt included (in thousands):
                                                     July 2,  January 1,
                                                      1998       1998
                                                    --------  ----------
    11% Senior Subordinated Notes Due 2002          $200,000   $200,000
    13 3/4% Senior Subordinated Notes Due 2004       178,149    178,061
    Reducing revolving credit note; floating
       rate; matures December 31, 1999                    --    139,000
    Reducing revolving credit note; floating
       rate, 7.5% at July 2, 1998; matures
       June 30, 2003                                  61,000         --
    Term loan; floating rate, 8.2% at July 2,
       1998; matures June 30, 2005                    50,000         --
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                         1,169      1,213
    Obligations under capital leases                   7,645        824
                                                    --------   --------
                                                     497,963    519,098
    Less current portion                              (2,367)   (27,166)
                                                    --------   --------
                                                    $495,596   $491,932
                                                    ========   ========

On May 28, 1998, the Company completed a new bank financing consisting of a $250,000,000 reducing revolving credit note maturing on June 30, 2003 (the "Credit Facility") and a $50,000,000 term loan maturing on June 30, 2005 (the "Term Loan") provided largely by institutional lenders. The funds borrowed under the Credit Facility were used to prepay the balance outstanding and extinguish the prior reducing revolving credit note maturing on December 31, 1999 (the "Original Credit Facility"). The funds received under the Term Loan were used to repay a portion of the Credit Facility. The Company's $25,000,000 supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"), was extinguished concurrently with the extinguishment of the Original Credit Facility. There were no borrowings outstanding under the Supplemental Credit Facility from its inception through the date of extinguishment.

The maximum amount available under the Credit Facility will be reduced quarterly, commencing on September 30, 2000, in annual amounts of $40,000,000 in each year until maturity. Interest is computed on the outstanding principal balance of the Credit Facility based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of July 2, 1998, the margin was at 0.50% less than the highest level. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Credit Facility.

The Term Loan calls for quarterly principal payments of $125,000 beginning on September 30, 1999 through June 30, 2004, and $11,875,000 beginning on

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 30, 2004 through maturity. Interest is computed on the Term Loan based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%.

The collateral for the Credit Facility and the Term Loan, shared on a pari passu basis, is the same as under the Original Credit Facility. The Credit Facility imposes various restrictions on the Company similar to those imposed by the Original Credit Facility. The restrictions imposed by the Term Loan are similar to those of the Company's subordinated debt. The Credit Facility has certain quarterly financial tests, including a minimum requirement for operating cash flow, a minimum debt service coverage ratio and ratios of maximum debt and senior debt to operating cash flow. At July 2, 1998, the maximum debt to operating cash flow ratio as calculated under the Credit Facility was 3.88 to 1 and the allowable ratio was 5.25 to 1. The maximum allowable ratio decreases to 5.00 to 1 at June 30, 1999 and continues to decrease periodically, beginning June 30, 2000, in increments of .25 or .50, until it is 4.00 to 1 at June 30, 2002 and thereafter. At July 2, 1998, the maximum senior debt to operating cash flow ratio as calculated under the Credit Facility was 1.28 to 1 and the allowable ratio was 3.50 to 1. The maximum allowable ratio decreases to 3.00 to 1 at June 30, 1999 and thereafter.

Note 4:  Other Long-term Liabilities
-------------------------------------

At July 2, 1998 and January 1, 1998, other long-term liabilities consisted of
(in thousands):
                                                    July 2,   January 1,
                                                     1998        1998
                                                   --------   ----------
    Deferred compensation and retirement plans     $ 11,522   $ 10,776
    Accrued rent expense                             10,849     11,327
    Obligation to City of Evansville and
      other civic and community organizations         3,925      4,550
    Las Vegas Boulevard beautification assessment       469        482
                                                   --------   --------
                                                     26,765     27,135
    Less current portion                             (2,929)    (2,931)
                                                   --------   --------
                                                   $ 23,836   $ 24,204
                                                   ========   ========

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. Income taxes for the 1997 six-month period included a non-recurring tax benefit of $2,323,000 in the first quarter of 1997, primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 through 1996. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 6:  Extraordinary Items
----------------------------
In May 1998, the Company expensed the remaining unamortized deferred financing costs in connection with the early extinguishment of the Original Credit Facility and the Supplemental Credit Facility. This item was reflected in the Consolidated Statement of Operations for the quarter and six months ended 1998, as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

Note 7:  Earnings Per Share
-----------------------------
Earnings per common share and earnings per common share, assuming dilution, are computed based on the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which superseded and simplified the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaced the presentation of earnings per common and common equivalent share under APB 15 with a presentation of earnings per common share. Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed similarly under SFAS 128 as it was under APB 15 and is based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. In accordance with the provisions of SFAS 128, the Company has restated the earnings per share data for the quarter and six months ended 1997.

The computations under SFAS 128 of earnings per common share and earnings per common share, assuming dilution, for the periods ended July 2, 1998 and
July 3, 1997, are as follows:
                                      Second Quarter        Six Months
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
Income before extraordinary items   $  3,719  $  3,429  $  4,337  $  6,106

Deduct: preferred stock dividends
  and losses on redemption (net of
  income tax benefits of $11, $18,
  $25 and $39, credited to retained
  earnings)                             (148)     (154)     (302)     (328)
                                    --------  --------  --------  --------
Income before extraordinary items
  applicable to computations           3,571     3,275     4,035     5,778

Extraordinary items                   (1,346)       --    (1,346)       --
                                    --------  --------  --------  --------
Net income applicable to
  computations                      $  2,225  $  3,275  $  2,689  $  5,778
                                    ========  ========  ========  ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

                                      Second Quarter        Six Months
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share                        45,223    45,121    45,213    45,063

Effect of dilutive securities:
  Stock option incremental shares        649       628       755       697
  Assumed conversion of preferred
   stock                                 865       915       871       922
                                    --------  --------  --------  --------
                                       1,514     1,543     1,626     1,619
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share assuming dilution      46,737    46,664    46,839    46,682
                                    ========  ========  ========  ========
Earnings per common share:
  Income before extraordinary items $    .08  $    .07  $    .09  $    .13
  Extraordinary items                   (.03)       --      (.03)       --
                                    --------  --------  --------  --------
  Net income                        $    .05  $    .07  $    .06  $    .13
                                    ========  ========  ========  ========
Earnings per common share
  assuming dilution:
  Income before extraordinary items $    .08  $    .07  $    .09  $    .12
  Extraordinary items                   (.03)       --      (.03)       --
                                    --------  --------  --------  --------
  Net income                        $    .05  $    .07  $    .06  $    .12
                                    ========  ========  ========  ========

Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,899,000 and $3,905,000 at July 2, 1998 and January 1, 1998, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,000,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended July 2, 1998, that the additional security deposit would be required by October 1, 1998; however, the lessor has waived the requirement. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in his outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to his annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $12,000,000 at July 2, 1998.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

On May 28, 1998, the Company completed a new bank financing consisting of a $250 million reducing revolving credit note maturing on June 30, 2003 (the "Credit Facility") and a $50 million term loan maturing on June 30, 2005 (the "Term Loan") provided largely by institutional lenders. In addition, the maturity date of a $63 million term loan among Tropicana Enterprises and a group of banks was extended to June 30, 2003 from December 31, 1999. The Company has a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana.

The maximum amount available under the Credit Facility will be reduced quarterly, commencing on September 30, 2000, in annual amounts of $40 million in each year until maturity. The funds borrowed under the Credit Facility were used to prepay the balance outstanding and extinguish the prior reducing revolving credit note maturing on December 31, 1999 (the "Original Credit Facility"). The balance outstanding under the Original Credit Facility at the time of prepayment was $135 million; the maximum amount available under the Original Credit Facility was reduced to $138.7 million as of March 31, 1998. The funds received under the Term Loan were used to repay a portion of the Credit Facility. As of July 2, 1998, the Credit Facility had an outstanding balance of $61 million. The Company's $25 million supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"), was extinguished concurrently with the extinguishment of the Original Credit Facility. There were no borrowings outstanding under the Supplemental Credit Facility from its inception through the date of extinguishment.

At July 2, 1998, the maximum debt to operating cash flow ratio as calculated under the Credit Facility was 3.88 to 1 and the allowable ratio was 5.25 to
1. The maximum senior debt to operating cash flow ratio as calculated under the Credit Facility was 1.28 to 1 at July 2, 1998 and the allowable ratio was
3.50 to 1.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended July 2, 1998, that the additional security deposit would be required by October 1, 1998; however, the lessor has waived the requirement.

Results of Operations

Six Months Ended July 2, 1998 Compared to Six Months Ended July 3, 1997

The Company's consolidated revenues in the first half of 1998 were $400.0 million, a 3% increase over $390.1 million in the first half of 1997. Consolidated operating income was $38.4 million in the first half of 1998, down slightly from $38.8 million in the first half of 1997.

                      AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was $1.2 million or 4% lower in the 1998 versus 1997 six-month period primarily as a result of lower levels of debt outstanding.

For a discussion of income taxes and extraordinary items, refer to "Note 5:
Income Taxes" and "Note 6: Extraordinary Items" respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $204.4 million in the first half of 1998, up 5% from $193.9 million in the first half of 1997. Casino revenue was 6% higher in the 1998 versus 1997 six-month period, primarily reflecting a 14% increase in games revenue combined with a 1% increase in slot revenue. The increase in games revenue was a result of increases in the hold percentage and the volume of play. The increase in slot revenue was attained in spite of a reduction in coin offers to slot players.

Tropicana Atlantic City had operating income of $29.8 million in the first half of 1998, a 34% improvement over $22.2 million in the first half of 1997. Casino costs were 1% lower in the 1998 versus 1997 six-month period primarily due to a 13% reduction in coin offers to slot players that more than offset increased costs related to the increase in casino revenue. Utilities expense was $1.0 million lower in the 1998 versus 1997 six-month period primarily due to a favorable electrical contract that began in November 1997. The provision for doubtful accounts was $2.4 million higher in the six months ended 1998 versus 1997 due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $3.0 million in the 1998 six-month period compared to $3.1 million in the 1997 six-month period. Depreciation and amortization was $11.8 million in the six months ended 1998 compared to $10.9 million in the six months ended 1997.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $78.2 million in the first half of 1998, a 5% decrease from $82.1 million in the first half of 1997. Casino revenue was 8% lower in the 1998 versus 1997 six-month period, primarily due to a 23% decrease in games revenue that was partially offset by a 7% increase in slot revenue. The decrease in games revenue was attributable in large part to a decline in baccarat revenue in the 1998 versus 1997 six-month period. The decrease in baccarat revenue was a result of decreases in the volume of play and the hold percentage.

Tropicana Las Vegas had an operating loss of $4.6 million in the first half of 1998 compared to operating income of $0.9 million in the first half of 1997. Operating loss or income is after rent and depreciation and amortization expenses. Rent expense was $5.0 million in the 1998 six-month period compared to $4.8 million in the 1997 six-month period. Depreciation and amortization was $4.8 million in the 1998 six-month period compared to $4.6 million in the 1997 six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $42.7 million in the 1998 six-month period, down slightly from $43.2 million in the 1997 six-month period. Operating income was $5.4 million in the first half of 1998 compared to $7.4 million in the first half of 1997. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the six months ended 1998 compared to $0.3 million in the six months ended

                      AZTAR CORPORATION AND SUBSIDIARIES

1997. Depreciation and amortization was $3.5 million in the 1998 six-month period compared to $3.6 million in the 1997 six-month period.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $62.3 million in the first half of 1998, a 6% increase over $58.8 million in the first half of 1997. Operating income was $16.0 million in the 1998 six-month period, a 2% improvement over $15.7 million in last year's six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.8 million in the 1998 six-month period compared to $1.4 million in the 1997 six-month period. Depreciation and amortization was $4.9 million in the 1998 six-month period compared to $4.6 million in the 1997 six-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $12.4 million in the first half of 1998 compared to $12.1 million in the first half of 1997. Casino Aztar Caruthersville had an operating loss of $0.8 million in the six months ended 1998 compared to $1.4 million in the six months ended 1997. Operating loss is after depreciation and amortization of $1.6 million in both periods.

Quarter Ended July 2, 1998 Compared to Quarter Ended July 3, 1997

The Company's consolidated revenues in the 1998 second quarter were $203.2 million, a slight increase over $200.4 million in the 1997 second quarter. Consolidated operating income was $21.6 million in the second quarter of 1998, down slightly from $21.8 million in the second quarter of 1997.

Consolidated interest expense was $0.5 million or 3% lower in the 1998 versus 1997 second quarter primarily as a result of lower levels of debt outstanding.

For a discussion of income taxes and extraordinary items, refer to "Note 5:
Income Taxes" and "Note 6: Extraordinary Items", respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $104.2 million in the 1998 second quarter, up 3% from $101.5 million in the 1997 second quarter. Casino revenue was 3% higher in the 1998 versus 1997 second quarter, primarily reflecting a 9% increase in games revenue. The increase in games revenue was a result of increases in the volume of play and the hold percentage.

Tropicana Atlantic City had operating income of $15.9 million in the 1998 second quarter, a 16% improvement over $13.8 million in the 1997 second quarter. Casino costs were 1% lower in the 1998 versus 1997 second quarter primarily due to a 3% reduction in coin offers to slot players. Utilities expense was $0.5 million lower in the 1998 versus 1997 second quarter primarily due to a favorable electrical contract that began in November 1997. The provision for doubtful accounts was $1.2 million higher in the 1998 versus 1997 second quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.1 million in the 1998 second quarter compared to $1.6 million in the 1997 second quarter. Depreciation and amortization was $6.2 million in the second quarter of 1998 compared to $5.5 million in the second quarter of last year.

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $40.6 million in the 1998 second quarter, a 2% decrease from $41.4 million in the 1997 second quarter. Casino revenue was 5% lower in the 1998 versus 1997 second quarter, primarily due to a 20% decrease in games revenue that was partially offset by an 11% increase in slot revenue. Tropicana Las Vegas had an operating loss of $1.2 million for the 1998 second quarter compared to operating income of $0.3 million for the 1997 second quarter. Operating loss or income is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in the 1998 second quarter compared to $2.6 million in the 1997 second quarter. Depreciation and amortization was $2.4 million in the second quarter of 1998 compared to $2.3 million in last year's second quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.4 million in the 1998 second quarter, up slightly from $21.2 million in the 1997 second quarter. Operating income was $2.6 million in the 1998 second quarter compared to $3.2 million in the 1997 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.7 million in the 1998 second quarter compared to $1.8 million in the 1997 second quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $31.0 million in the 1998 second quarter, a 2% increase over $30.4 million in last year's second quarter. Operating income was $8.0 million in the 1998 second quarter, a 3% decrease from $8.3 million in the 1997 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.0 million in the second quarter of 1998 compared to $0.8 million in the second quarter of 1997. Depreciation and amortization was $2.5 million in the 1998 second quarter compared to $2.3 million in last year's second quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.0 million in the 1998 second quarter compared to $5.9 million in the 1997 second quarter. Casino Aztar Caruthersville had an operating loss of $0.5 million in the second quarter of 1998 compared to $0.7 million in the second quarter of 1997. Operating loss is after depreciation and amortization of $0.8 million in both periods.

Other Matters

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position No. 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP"). The SOP stipulates that all costs that meet its definition of start-up activities, which the Company has referred to as preopening costs, must be expensed as incurred. The provisions of the SOP are effective for fiscal years beginning after December 15, 1998. Upon adoption, entities are required to write off all capitalized start-up costs as a cumulative effect of a change in accounting principle. Entities are not required to report the pro forma effect of retroactive application. The Company will adopt this SOP when required. The Company's policy is, and has been, to capitalize these costs as incurred and to expense them in the period the related facility commences operations. Adoption of the SOP will have only a prospective effect on the Company's financial statements as there are no capitalized preopening costs at July 2, 1998 and the Company is not, nor plans to be, engaged in start-up activities in 1998.

                      AZTAR CORPORATION AND SUBSIDIARIES

In June 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of certain financial exposures.
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it's used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. The effect, if any, of adopting SFAS 133 has not been determined.

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. This is necessary because computer programs have been written using two digits rather than four to define the applicable year. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Tropicana Atlantic City has undertaken a $6 million capital program, which is expected to be complete by July 1999, to purchase upgrades for its major hardware and software systems. When this capital program is completed, the Atlantic City Tropicana should have addressed most of its year 2000 issues. Tropicana Las Vegas and Ramada Express have decided to purchase upgrades for several major software systems. Conversion to these upgrades is expected to be completed by July 1999. The cost of these new software systems for both operations combined is approximately $2.0 million, which represents substantially all of the expected costs to make both these properties year 2000 compliant. Casino Aztar Evansville and Casino Aztar Caruthersville use primarily third-party standard vendor software and are working with such vendors to ensure year 2000 compliance and no significant costs are expected to be incurred at these properties. The Company expects its year 2000 date conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 1, 1998, the plaintiffs, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended April 2, 1998, filed a motion on March 18, 1998, for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. "Class" discovery was

                      AZTAR CORPORATION AND SUBSIDIARIES

     completed on July 17, 1998; however, plaintiffs have filed a motion to compel further discovery from the defendants. If that motion is granted, defendants could be required to provide additional documents and information to plaintiffs. The stay of merits discovery remains in effect until the court decides the motion for class certification.


Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 12, 1998, the persons whose names are set forth below were elected as directors to serve until the 2001 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:

                                  Votes Cast
         Nominee             For           Withheld
     Edward M. Carson     41,819,388        682,323
     John R. Norton       41,821,953        679,758
     Robert S. Rosow      41,815,097        686,614
     Richard Snell        41,827,223        674,488


Item 5. Other Information

On May 21, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, which governs a company's use of its discretionary proxy voting authority with respect to certain stockholder proposals raised at a stockholders meeting. The Company's bylaws contain an advance notice provision that requires that notice of stockholder proposals be received by the Company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders in order to be properly brought before the meeting. This bylaw provision will govern under amended Rule 14a-4.


Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
                                                                    Page No.
                                                                   ----------
      10.1  Amended and Restated Reducing Revolving Loan
            Agreement, dated as of May 28, 1998, among
            Aztar Corporation and the lenders therein
            named; Bankers Trust Company and Societe
            Generale, as documentation agents; Bank of
            Scotland, Credit Lyonnais Los Angeles Branch
            and PNC Bank, National Association, as co-
            agents; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

            AZTAR CORPORATION AND SUBSIDIARIES


                                                                   Page No.
                                                                   --------

      10.2  Term Loan Agreement, dated as of May 28, 1998,
            among Aztar Corporation and the lenders therein
            named; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

      10.3  Amendment No. 1, dated as of May 28, 1998, to
            Second Amended and Restated Loan Agreement
            dated as of October 4, 1994, among Tropicana
            Enterprises, Hotel Ramada of Nevada and the
            banks therein named; Bankers Trust Company and
            Societe Generale, as documentation agents; Bank
            of Scotland, Credit Lyonnais Los Angeles Branch
            and PNC Bank, National Association, as co-
            agents; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

      27.   Financial Data Schedule.                                   *

      * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

            All other exhibits have been omitted because the information is either not required or not applicable.

(b)  Reports on Form 8-K

          The Company did not file any report on Form 8-K during the quarter ended July 2, 1998.

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





Date  August 11, 1998                By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10.1 Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

10.2  Term Loan Agreement, dated as of May 28, 1998, among Aztar
      Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent.

10.3 Amendment No. 1, dated as of May 28, 1998, to Second Amended and Restated Loan Agreement dated as of October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

27.   Financial Data Schedule.