Form 10-Q
period 1998-10-01
AZTAR CORP
filed 1998-11-10
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1998
                               ---------------
                             OR
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

At October 29, 1998, the registrant had outstanding 45,234,478 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES








                     PART I - FINANCIAL INFORMATION




   Item 1.  Financial Statements

                                                                    Page
                                                                    ----

    Consolidated Balance Sheets at October 1, 1998 and
    January 1, 1998                                                   3

    Consolidated Statements of Operations for the quarters and
    nine months ended October 1, 1998 and October 2, 1997             5

    Consolidated Statements of Cash Flows for the nine months
    ended October 1, 1998 and October 2, 1997                         7

    Consolidated Statements of Shareholders' Equity for the
    nine months ended October 1, 1998 and October 2, 1997             9

    Notes to Consolidated Financial Statements                       10

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                              October 1,       January 1,
                                                 1998             1998
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   38,207       $   46,129
  Accounts receivable, net                        35,893           44,133
  Inventories                                      6,246            6,779
  Prepaid expenses                                 9,681           10,374
  Deferred income taxes, net                      13,266           11,403
                                              ----------       ----------
    Total current assets                         103,293          118,818

Investments in and advances to
  unconsolidated partnership                       8,647            9,375
Other investments                                 23,891           22,319

Property and equipment:
  Buildings, riverboats and equipment, net       782,668          802,230
  Land                                            99,095           98,762
  Construction in progress                         3,733            1,215
  Leased under capital leases, net                 7,271              672
                                              ----------       ----------
                                                 892,767          902,879

Deferred income taxes, net                            --              331
Other deferred charges and assets                 37,231           37,774
                                              ----------       ----------

                                              $1,065,829       $1,091,496
                                              ==========       ==========















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                            October 1,       January 1,
                                               1998             1998
                                            ----------       ----------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   54,289       $   56,939
  Accrued payroll and employee benefits         25,579           23,630
  Accrued interest payable                         815           13,167
  Income taxes payable                           4,517              896
  Current portion of long-term debt              2,324           27,166
  Current portion of other long-term
    liabilities                                  2,926            2,931
                                            ----------       ----------
    Total current liabilities                   90,450          124,729

Long-term debt                                 489,273          491,932
Other long-term liabilities                     23,475           24,204
Deferred income taxes                            3,303               --
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $7,003 and $6,857)           7,003            6,593

Shareholders' equity:
  Common stock, $.01 par value (45,233,973
    and 45,198,889 shares outstanding)             491              491
  Paid-in capital                              412,147          412,029
  Retained earnings                             56,813           48,654
  Less: Treasury stock                         (17,126)         (17,126)
        Unearned compensation                       --              (10)
                                            ----------       ----------
    Total shareholders' equity                 452,325          444,038
                                            ----------       ----------

                                            $1,065,829       $1,091,496
                                            ==========       ==========












[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            For the periods ended October 1, 1998 and October 2, 1997
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                         Third Quarter        Nine Months
                                      ------------------   ------------------
                                        1998      1997       1998      1997
                                      --------  --------   --------  --------
Revenues
  Casino                              $173,500  $166,689   $504,926  $488,355
  Rooms                                 14,995    13,096     41,692    39,695
  Food and beverage                     13,599    13,293     40,251    39,142
  Other                                  7,995     8,796     23,213    24,825
                                      --------  --------   --------  --------
                                       210,089   201,874    610,082   592,017
Costs and expenses
  Casino                                75,757    75,650    226,576   224,112
  Rooms                                  8,616     7,601     24,016    22,854
  Food and beverage                     13,805    14,024     40,546    41,351
  Other                                  7,017     6,774     20,043    18,848
  Marketing                             21,773    23,682     64,991    64,522
  General and administrative            18,838    16,262     57,250    52,133
  Utilities                              4,363     4,090     10,373    11,018
  Repairs and maintenance                5,949     5,963     18,281    17,807
  Provision for doubtful accounts        4,638     2,056     11,322     7,261
  Property taxes and insurance           5,688     5,715     17,715    18,072
  Rent                                   4,697     5,711     14,917    15,493
  Depreciation and amortization         13,517    13,035     40,173    38,431
                                      --------  --------   --------  --------
                                       184,658   180,563    546,203   531,902
                                      --------  --------   --------  --------
Operating income                        25,431    21,311     63,879    60,115

  Interest income                          378       514      1,717     1,541
  Interest expense                     (14,661)  (15,626)   (45,043)  (47,181)
                                      --------  --------   --------  --------
Income before other items, income
  taxes and extraordinary items         11,148     6,199     20,553    14,475

  Equity in unconsolidated
    partnership's loss                  (1,049)   (1,159)    (3,287)   (3,483)
                                      --------  --------   --------  --------
Income before income taxes and
  extraordinary items                   10,099     5,040     17,266    10,992

  Income taxes                          (4,472)   (1,797)    (7,302)   (1,643)
                                      --------  --------   --------  --------
Income before extraordinary items        5,627     3,243      9,964     9,349

  Extraordinary items                       --        --     (1,346)       --
                                      --------  --------   --------  --------
Net income                            $  5,627  $  3,243   $  8,618  $  9,349
                                      ========  ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
            For the periods ended October 1, 1998 and October 2, 1997
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                         Third Quarter        Nine Months
                                      ------------------   ------------------
                                        1998      1997       1998      1997
                                      --------  --------   --------  --------
Earnings per common share:
  Income before extraordinary items   $    .12  $    .07   $    .21  $    .20
  Extraordinary items                       --        --       (.03)       --
                                      --------  --------   --------  --------
  Net income                          $    .12  $    .07   $    .18  $    .20
                                      ========  ========   ========  ========
Earnings per common share assuming
  dilution:
  Income before extraordinary items   $    .12  $    .07   $    .20  $    .19
  Extraordinary items                       --        --       (.03)       --
                                      --------  --------   --------  --------
  Net income                          $    .12  $    .07   $    .17  $    .19
                                      ========  ========   ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share             45,233    45,164     45,219    45,097
  Earnings per common share assuming
    dilution                            46,404    46,694     46,694    46,686
























[FN]

The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
            For the periods ended October 1, 1998 and October 2, 1997
         ---------------------------------------------------------------
                                 (in thousands)
                                                            Nine Months
                                                       ---------------------
                                                          1998       1997
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   8,618   $   9,349
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          41,937      40,447
   Provision for losses on accounts receivable            11,322       7,261
   Loss on reinvestment obligation                           372         751
   Rent expense                                             (697)       (777)
   Distribution in excess of equity in income
     of partnership                                          728         748
   Deferred income taxes                                   1,771       2,437
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (2,072)     (5,972)
     (Increase) decrease in refundable income taxes           --       1,201
     (Increase) decrease in inventories and
       prepaid expenses                                      589      (2,009)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable          (9,911)    (24,160)
     Other items, net                                      3,371         503
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     56,028      29,779
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                      1,493       1,310
Reduction in other investments                               564       2,738
Purchases of property and equipment                      (19,247)    (17,454)
Additions to other long-term assets                       (6,672)     (5,628)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (23,862)    (19,034)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 423,400     171,300
Proceeds from issuance of common stock                        83         657
Principal payments on long-term debt                    (459,333)   (191,888)
Principal payments on other long-term liabilities           (964)       (964)
Debt issuance costs                                       (2,246)       (195)
Preferred stock dividend                                    (649)       (689)
Redemption of preferred stock                               (379)       (395)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (40,088)    (22,174)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (7,922)    (11,429)
Cash and cash equivalents at beginning of period          46,129      44,131
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  38,207   $  32,702
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
           For the periods ended October 1, 1998 and October 2, 1997
        ---------------------------------------------------------------
                                (in thousands)
                                                               Nine Months

                                                          -------------------
                                                            1998       1997
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Reduction in land and other long-term liabilities        $     --   $  2,000
 Capital lease obligations incurred for property
   and equipment                                             8,372        552
 Tax benefit from stock options and preferred stock
   dividend                                                     70        229
 Forfeiture of restricted stock                                 --         24

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 55,641   $ 56,592
 Income taxes paid (refunded)                                1,115     (3,314)






























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
           For the periods ended October 1, 1998 and October 2, 1997
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                           Nine Months
                                                      --------------------
                                                        1998        1997
                                                      --------    --------
Common stock:
 Beginning balance                                    $    491    $    489
 Stock options exercised for 23,405 and
   171,348 shares                                           --           2
                                                      --------    --------
   Ending balance                                          491         491
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     412,029     411,158
 Stock options exercised                                    83         655
 Tax benefit from stock options exercised                   35         173
                                                      --------    --------
   Ending balance                                      412,147     411,986
                                                      --------    --------
Retained earnings:
 Beginning balance                                      48,654      44,846
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $35 and $56               (459)       (480)
 Net income                                              8,618       9,349
                                                      --------    --------
   Ending balance                                       56,813      53,715
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,126)    (17,102)
 Forfeiture of 3,668 shares of restricted stock
   in 1997                                                  --         (24)
                                                      --------    --------
   Ending balance                                      (17,126)    (17,126)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                         (10)       (117)
 Amortization                                               10          63
 Forfeiture of restricted stock                             --          24
                                                      --------    --------
   Ending balance                                           --         (30)
                                                      --------    --------

                                                      $452,325    $449,036
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or nine months ended 1998 or 1997. Capitalized costs related to various development projects, included in other deferred charges and assets, were $2,561,000 and $954,000 at October 1, 1998 and January 1, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 1998.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
October 1, 1998 and October 2, 1997 (in thousands):
                               Third Quarter            Nine Months
                            -------------------    -------------------
                              1998       1997        1998       1997
                            --------   --------    --------   --------
   Revenues                 $  4,020   $  4,165    $ 12,225   $ 12,470
   Operating expenses           (685)      (684)     (2,060)    (2,051)
                            --------   --------    --------   --------
   Operating income            3,335      3,481      10,165     10,419
   Interest expense           (1,163)    (1,360)     (3,695)    (4,093)
                            --------   --------    --------   --------
     Net income             $  2,172   $  2,121    $  6,470   $  6,326
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                               Third Quarter           Nine Months
                            -------------------    -------------------
                              1998       1997        1998       1997
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $ (1,049)  $ (1,159)   $ (3,287)  $ (3,483)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

At October 1, 1998 and January 1, 1998, long-term debt included (in thousands):
                                                  October 1,   January 1,
                                                     1998         1998
                                                  ----------   ----------
    11% Senior Subordinated Notes Due 2002         $200,000     $200,000
    13 3/4% Senior Subordinated Notes Due 2004      178,195      178,061
    Reducing revolving credit note; floating
       rate; matures December 31, 1999                   --      139,000
    Reducing revolving credit note; floating
       rate, 7.7% at October 1, 1998; matures
       June 30, 2003                                 55,000           --
    Term loan; floating rate, 8.0% at October 1,
       1998; matures June 30, 2005                   50,000           --
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                          903        1,213
    Obligations under capital leases                  7,499          824
                                                   --------     --------
                                                    491,597      519,098
    Less current portion                             (2,324)     (27,166)
                                                   --------     --------
                                                   $489,273     $491,932
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

The maximum amount available under the Credit Facility will be reduced quarterly, commencing on September 30, 2000, in annual amounts of $40,000,000 in each year until maturity. Interest is computed on the outstanding principal balance of the Credit Facility based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of October 1, 1998, the margin was at 0.50% less than the highest level. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Credit Facility.

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

The collateral for the Credit Facility and the Term Loan, shared on a pari passu basis, is the same as under the Original Credit Facility. The Credit Facility imposes various restrictions on the Company similar to those imposed by the Original Credit Facility. The restrictions imposed by the Term Loan are similar to those of the Company's subordinated debt. The Credit Facility has certain quarterly financial tests, including a minimum requirement for operating cash flow, a minimum debt service coverage ratio and ratios of maximum debt and senior debt to operating cash flow. At October 1, 1998, the maximum debt to operating cash flow ratio as calculated under the Credit Facility was 3.65 to 1 and the allowable ratio was 5.25 to 1. The maximum allowable ratio decreases to 5.00 to 1 at June 30, 1999 and continues to decrease periodically, beginning June 30, 2000, in increments of .25 or .50, until it is 4.00 to 1 at June 30, 2002 and thereafter. At October 1, 1998, the maximum senior debt to operating cash flow ratio as calculated under the Credit Facility was 1.17 to 1 and the allowable ratio was 3.50 to 1. The maximum allowable ratio decreases to 3.00 to 1 at June 30, 1999 and thereafter.

Note 4:  Other Long-term Liabilities
-------------------------------------

At October 1, 1998 and January 1, 1998, other long-term liabilities consisted of (in thousands):
                                                  October 1,   January 1,
                                                     1998         1998
                                                  ----------   ----------
    Deferred compensation and retirement plans    $ 11,703     $ 10,776
    Accrued rent expense                            10,630       11,327
    Obligation to City of Evansville and
      other civic and community organizations        3,613        4,550
    Las Vegas Boulevard beautification assessment      455          482
                                                  --------     --------
                                                    26,401       27,135
    Less current portion                            (2,926)      (2,931)
                                                  --------     --------
                                                  $ 23,475     $ 24,204
                                                  ========     ========

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. Income taxes for the 1997 nine-month period included a non-recurring tax benefit of $2,323,000 in the first quarter of 1997, primarily related to cash received as a result of the settlement agreement between the IRS and Ramada. The IRS is examining the income tax returns for the years 1992 through 1996. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 6:  Extraordinary Items
----------------------------
In May 1998, the Company expensed the remaining unamortized deferred financing costs in connection with the early extinguishment of the Original Credit Facility and the Supplemental Credit Facility. This item was reflected in the Consolidated Statement of Operations for the nine months ended 1998, as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

Note 7:  Earnings Per Share
-----------------------------
Earnings per common share and earnings per common share, assuming dilution, are computed based on the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which superseded and simplified the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share ("APB 15"). SFAS 128 replaced the presentation of earnings per common and common equivalent share under APB 15 with a presentation of earnings per common share. Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed similarly under SFAS 128 as it was under APB 15 and is based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate. In accordance with the provisions of SFAS 128, the Company has restated the earnings per share data for the quarter and nine months ended 1997.

The computations under SFAS 128 of earnings per common share and earnings per common share, assuming dilution, for the periods ended October 1, 1998 and October 2, 1997, are as follows:
                                       Third Quarter       Nine Months
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
Income before extraordinary items   $  5,627  $  3,243  $  9,964  $  9,349

Deduct: preferred stock dividends
  and losses on redemption (net of
  income tax benefits of $10, $17,
  $35 and $56, credited to retained
  earnings)                             (157)     (152)     (459)     (480)
                                    --------  --------  --------  --------
Income before extraordinary items
  applicable to computations           5,470     3,091     9,505     8,869

Extraordinary items                       --        --    (1,346)       --
                                    --------  --------  --------  --------
Net income applicable to
  computations                      $  5,470  $  3,091  $  8,159  $  8,869
                                    ========  ========  ========  ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

                                       Third Quarter       Nine Months
                                    ------------------  ------------------
                                      1998      1997      1998      1997
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share                        45,233    45,164    45,219    45,097

Effect of dilutive securities:
  Stock option incremental shares        319       629       610       674
  Assumed conversion of preferred
   stock                                 852       901       865       915
                                    --------  --------  --------  --------
                                       1,171     1,530     1,475     1,589
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share assuming dilution      46,404    46,694    46,694    46,686
                                    ========  ========  ========  ========
Earnings per common share:
  Income before extraordinary items $    .12  $    .07  $    .21  $    .20
  Extraordinary items                     --        --      (.03)       --
                                    --------  --------  --------  --------
  Net income                        $    .12  $    .07  $    .18  $    .20
                                    ========  ========  ========  ========
Earnings per common share
  assuming dilution:
  Income before extraordinary items $    .12  $    .07  $    .20  $    .19
  Extraordinary items                     --        --      (.03)       --
                                    --------  --------  --------  --------
  Net income                        $    .12  $    .07  $    .17  $    .19
                                    ========  ========  ========  ========

Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business conducted through its Marie Callender Pie Shops, Inc. subsidiary. In connection with these matters, the Company has an accrued liability of $3,898,000 and $3,905,000 at October 1, 1998 and January 1, 1998, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,000,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended October 1, 1998, that the additional security deposit would be required by December 30, 1998; however, the lessor has waived the requirement. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $9,000,000 at October 1, 1998.

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

The maximum amount available under the Credit Facility will be reduced quarterly, commencing on September 30, 2000, in annual amounts of $40 million in each year until maturity. The funds borrowed under the Credit Facility were used to prepay the balance outstanding and extinguish the prior reducing revolving credit note maturing on December 31, 1999 (the "Original Credit Facility"). The balance outstanding under the Original Credit Facility at the time of prepayment was $135 million. The funds received under the Term Loan were used to repay a portion of the Credit Facility. As of October 1, 1998, the Credit Facility had an outstanding balance of $55 million. The Company's $25 million supplemental reducing revolving loan agreement maturing on March 15, 1999 (the "Supplemental Credit Facility"), was extinguished concurrently with the extinguishment of the Original Credit Facility. There were no borrowings outstanding under the Supplemental Credit Facility from its inception through the date of extinguishment.

At October 1, 1998, the maximum debt to operating cash flow ratio as calculated under the Credit Facility was 3.65 to 1 and the allowable ratio was 5.25 to 1. The maximum senior debt to operating cash flow ratio as calculated under the Credit Facility was 1.17 to 1 at October 1, 1998 and the allowable ratio was 3.50 to 1.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended October 1, 1998, that the additional security deposit would be required by December 30, 1998; however, the lessor has waived the requirement.

Results of Operations

Nine Months Ended October 1, 1998 Compared to Nine Months Ended October 2,
1997

The Company's consolidated revenues in the 1998 nine-month period were $610.1 million, a 3% increase over $592.0 million in the 1997 nine-month period. Consolidated operating income improved by 6% to $63.9 million in the 1998 nine-month period from $60.1 million in the 1997 nine-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was 5% or $2.1 million lower in the 1998 versus 1997 nine-month period primarily as a result of lower levels of debt outstanding.

For a discussion of income taxes and extraordinary items, refer to "Note 5:
Income Taxes" and "Note 6: Extraordinary Items", respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $317.8 million in the 1998 nine-month period, up 5% from $302.5 million in the 1997 nine-month period. Casino revenue was 5% higher in the 1998 versus 1997 nine-month period, primarily reflecting an 11% increase in games revenue combined with a 3% increase in slot revenue. The increase in games revenue was a result of increases in the hold percentage and the volume of play. The increase in slot revenue was attained in spite of a 4% reduction in coin offers to slot players.

Tropicana Atlantic City had operating income of $51.9 million in the 1998 nine-month period, a 27% improvement over $40.8 million in the 1997 nine-month period. Utilities expense was $1.0 million lower in the 1998 versus 1997 nine-month period primarily due to a favorable electrical contract that began in November 1997. The provision for doubtful accounts was $4.2 million higher in the nine months ended 1998 versus 1997 due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense was $3.9 million in the 1998 nine-month period compared to $5.1 million in the 1997 nine-month period. Depreciation and amortization was $18.1 million in the nine months ended 1998 compared to $16.5 million in the nine months ended 1997.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $115.9 million in the 1998 nine-month period, a 3% decrease from $119.3 million in the 1997 nine-month period. Casino revenue was 7% lower in the 1998 versus 1997 nine-month period, primarily due to a 24% decrease in games revenue that was partially offset by a 9% increase in slot revenue. The decrease in games revenue was attributable in part to a decline in baccarat revenue in the 1998 versus 1997 nine-month period. The decrease in baccarat revenue was a result of decreases in the volume of play and the hold percentage.

Tropicana Las Vegas had an operating loss of $8.1 million in the 1998 nine-month period compared to an operating loss of $2.1 million in the 1997 nine-month period. Operating loss is after rent and depreciation and amortization expenses. Rent expense was $7.4 million in the 1998 nine-month period compared to $7.3 million in the 1997 nine-month period. Depreciation and amortization was $7.2 million in the 1998 nine-month period compared to $7.0 million in the 1997 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $62.9 million in the 1998 nine-month period, up slightly from $62.3 million in the 1997 nine-month period. Operating income was $7.2 million in the nine months ended 1998 compared to $8.3 million in the nine months ended 1997. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.4 million in both periods. Depreciation and amortization was $5.0 million in the 1998 nine-month period compared to $5.4 million in the 1997 nine-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES

AZTAR CASINO EVANSVILLE Total revenues at Casino Aztar Evansville were $94.9 million in the 1998 nine-month period, a 6% increase over $89.5 million in the 1997 nine-month period. Operating income was $24.1 million in the 1998 nine-month period, a 4% improvement over $23.1 million in last year's nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.9 million in the 1998 nine-month period compared to $2.4 million in the 1997 nine-month period. Depreciation and amortization was $7.3 million in the 1998 nine-month period compared to $6.9 million in the 1997 nine-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $18.6 million in the 1998 nine-month period compared to $18.4 million in the 1997 nine-month period. Casino Aztar Caruthersville had an operating loss of $1.1 million in the nine months ended 1998 compared to $2.1 million in the nine months ended 1997. Operating loss is after depreciation and amortization of $2.4 million in the 1998 nine-month period compared to $2.5 million in the 1997 nine-month period.

Quarter Ended October 1, 1998 Compared to Quarter Ended October 2, 1997

The Company's consolidated revenues in the 1998 third quarter were $210.1 million, a 4% increase over $201.9 million in the 1997 third quarter. Consolidated operating income was $25.4 million in the third quarter of 1998, a 19% improvement over $21.3 million in the third quarter of 1997.

Consolidated interest expense was 6% or $1.0 million lower in the 1998 versus 1997 third quarter primarily as a result of lower levels of debt outstanding.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $113.5 million in the 1998 third quarter, up 5% from $108.6 million in the 1997 third quarter. Casino revenue was 5% higher in the 1998 versus 1997 third quarter due, in large part, to a strong market growth rate of 4% in the Atlantic City market during the 1998 third quarter. Rooms revenue was $0.7 million or 19% higher in the 1998 versus 1997 third quarter due to an increase in the average daily room rates as well as an increase in the number of occupied rooms.

Tropicana Atlantic City had operating income of $22.1 million in the 1998 third quarter, a 19% improvement over $18.6 million in the 1997 third quarter. Rooms cost was 17% higher in the 1998 versus 1997 third quarter as a result of increased direct costs. The provision for doubtful accounts was $1.9 million higher in the 1998 versus 1997 third quarter due to an increase in the allowance for potential uncollectible markers associated with the property's ongoing emphasis on the games segment of the business. Operating income is after rent and depreciation and amortization expenses. Rent expense decreased to $0.9 million in the 1998 third quarter from $2.0 million in the 1997 third quarter due to a decreased number of operating leases. Depreciation and amortization was $6.3 million in the third quarter of 1998 compared to $5.6 million in the third quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.7 million in the 1998 third quarter, a 1% increase from $37.2 million in the 1997 third quarter. Casino revenue was 5% lower in the 1998 versus 1997

                      AZTAR CORPORATION AND SUBSIDIARIES

third quarter, primarily due to a 28% decrease in games revenue that was partially offset by an 11% increase in slot revenue. Rooms revenue was 15% higher in the 1998 versus 1997 third quarter primarily as a result of an increase in the number of occupied rooms.

Tropicana Las Vegas had an operating loss of $3.5 million in the 1998 third quarter compared to an operating loss of $3.0 million in the 1997 third quarter. Rooms cost was 15% higher in the 1998 versus 1997 third quarter as a result of increased direct costs. Operating loss is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 1998 third quarter compared to $2.5 million in the 1997 third quarter. Depreciation and amortization was $2.4 million in both periods.

RAMADA EXPRESS At Ramada Express, total revenues were $20.2 million in the 1998 third quarter, up 6% from $19.1 million in the 1997 third quarter. Operating income was $1.8 million in the 1998 third quarter, a 106% improvement over $0.9 million in the 1997 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 1998 third quarter compared to $0.1 million in the 1997 third quarter. Depreciation and amortization was $1.5 million in the 1998 third quarter compared to $1.8 million in the 1997 third quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $32.5 million in the 1998 third quarter, a 6% increase over $30.7 million in last year's third quarter. Operating income was $8.0 million in the 1998 third quarter, an 8% increase from $7.4 million in the 1997 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.1 million in the third quarter of 1998 compared to $1.0 million in the third quarter of 1997. Depreciation and amortization was $2.5 million in the 1998 third quarter compared to $2.4 million in last year's third quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.2 million in the 1998 third quarter compared to $6.3 million in the 1997 third quarter. Casino Aztar Caruthersville had an operating loss of $0.3 million in the third quarter of 1998 compared to $0.7 million in the third quarter of 1997. Operating loss is after depreciation and amortization of $0.8 million in both periods.

Other Matters

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP"). The SOP stipulates that all costs that meet its definition of start-up activities, which the Company has referred to as preopening costs, must be expensed as incurred. The provisions of the SOP are effective for fiscal years beginning after December 15, 1998. Upon adoption, entities are required to write off all capitalized start-up costs as a cumulative effect of a change in accounting principle. Entities are not required to report the pro forma effect of retroactive application. The Company will adopt this SOP when required. The Company's policy is, and has been, to capitalize these costs as incurred and to expense them in the period the related facility commences operations. Adoption of the SOP will have only a prospective effect on the Company's financial statements as there are no capitalized

                      AZTAR CORPORATION AND SUBSIDIARIES

preopening costs at October 1, 1998 and the Company is not, nor does it plan to be, engaged in start-up activities in 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of certain financial exposures.
The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. The effect, if any, of adopting SFAS 133 has not been determined.

Year 2000

A. Background

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company utilizes computer systems in virtually all aspects of its business. In particular, Year 2000 problems in the hotel or casino systems at the Company's properties could disrupt operations at the affected properties and have a material adverse impact upon the Company's operating results. The Company is also exposed to the risk that one or more of its suppliers could experience Year 2000 problems that impact the ability of such suppliers to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations.

B. Approach

The Company has established a coordinated effort between its corporate level and responsible parties at each of its properties to address the Company's response to Year 2000 issues. Among the efforts underway to monitor Year 2000 readiness include each property's monthly submission to the corporate office of a Year 2000 status report, which is then reviewed with each property. The status of each property's Year 2000 readiness is in turn discussed at least quarterly with the Audit Committee of the Company's Board of Directors. The Company has established a program for the Year 2000 issue that consists of the following phases:

                      AZTAR CORPORATION AND SUBSIDIARIES

     Phase 1 Compilation of an inventory of information technology (IT) and non-IT systems that may be sensitive to the Year 2000 problem.

     Phase 2 Identification and prioritization of the critical systems from the systems inventory compiled in Phase 1 and inquiries of third parties with whom the Company does significant business (i.e., vendors and suppliers) as to the state of their Year 2000 readiness.

     Phase 3 Analysis of critical systems to determine which systems are not Year 2000 compliant and evaluation of the costs to repair or replace those systems.

     Phase 4 Repair or replace noncompliant systems and testing of those systems for which representation as to Year 2000 compliance has not been received or for which representation was received but has not been confirmed.
C. Status

     1.   IT Systems

          The Company utilizes software purchased from vendors in virtually all critical technology systems at its properties. In certain instances, such vendor-supplied software is modified through the use of internal programming to enhance these systems. In many cases, the solution to the Year 2000 issue is simply to install a vendor-tested software upgrade ("Upgrade") and further test the Upgrade through internally generated test data. In other cases, the Company is purchasing and installing new vendor software ("Conversion") that is Year 2000 compliant. The cost and effort to install and test new software systems is more extensive than the aforementioned Upgrade and therefore these Conversions contain more risks to the Company.

          The Company is currently in Phase 4 on all critical IT systems at all properties. The following chart shows for each critical IT system at each of its properties whether an Upgrade or Conversion is underway and the date when installation and testing of such systems is expected to be completed. In addition, the chart identifies those IT systems where internal programming is required and the extent of such programming requirements. The more programming required, the greater the risk to the Company's Year 2000 readiness.

                      AZTAR CORPORATION AND SUBSIDIARIES


              TROPICANA
              ATLANTIC    TROPICANA    RAMADA    CASINO AZTAR   CASINO AZTAR
 SYSTEM        CITY       LAS VEGAS    EXPRESS    EVANSVILLE   CARUTHERSVILLE
---------    ----------   ---------  ----------- ------------  --------------
Casino       Conversion    Upgrade     Upgrade      Upgrade        Upgrade
                 *           **
                4/99        12/98        3/99         3/99           3/99

Slots         Upgrade      Upgrade    Conversion    Upgrade        Upgrade
                             **           *
               12/98        12/98        9/99        12/98          12/98

Hotel        Conversion    Upgrade    Conversion    Upgrade          N/A
                 **
               12/98        12/98       12/98        12/98

Financial    Conversion    Upgrade     Upgrade      Upgrade        Upgrade
               12/98        12/98        3/99         3/99           3/99

Point of
 Sale/        Upgrade      Upgrade    Conversion    Upgrade        Upgrade
Inventory      12/98        12/98        6/99         4/99           4/99

   * Indicates more significant internal programming also required ** Indicates minor internal programming also required

     2.   Non-IT Systems

          The Company utilizes embedded technology such as microcontrollers or date sensitive computer chips in its facilities including fire safety and security systems, elevators, heating and cooling monitoring systems and surveillance systems ("Non-IT Systems").
          The Company is in Phase 3 and 4 in the process of ensuring Year 2000 readiness in these Non-IT Systems. Procedures being utilized include: vendor letters to critical Non-IT Systems providers asking for the Year 2000 status for each embedded chip or technology; meetings with vendors who provide maintenance for these Non-IT Systems to assess Year 2000 readiness; and testing of such systems using test data wherever possible. The Company expects to have completed Year 2000 compliance on Non-IT Systems by March 1999.

D. Costs

The total cost to the Company of making its systems Year 2000 compliant is estimated to be approximately $7.5 million. Approximately $7.0 million of this amount relates to the acquisition of new computer hardware and software systems as follows: new hardware and software at Tropicana Atlantic City ($5.7 million); new software at Ramada Express ($0.9 million) and personal computer upgrades companywide ($0.4 million). These costs will be capitalized and depreciated over their expected useful lives.

The estimated costs related to internal programming modifications and the Company's administration of its Year 2000 project are approximately $0.5 million, and such costs are being expensed as incurred.

                      AZTAR CORPORATION AND SUBSIDIARIES

As of October 1, 1998, approximately $5 million has been spent on Year 2000 issues. The Year 2000 issue has not caused other Company IT system projects to be deferred; in fact, it has accelerated the spending on IT systems overall.

E. Risk Assessment

The greatest risk to the Company is if one or more of its properties' critical IT systems, such as casino or hotel, or Non-IT Systems, such as cooling or heating, experience problems due to Year 2000 issues which cause business interruptions or customer service problems. The Company believes that any Year 2000 problems, should they arise, would be short-term in nature and not affect the Company's liquidity or financial condition. However, because New Year's week is a very busy period for the Company's properties, Year 2000 problems at a given property could negatively impact first-quarter 2000 results.

F. Contingency Plans

The Company has had general discussions regarding contingency plans should Year 2000 problems arise, including the possibility of utilizing other Aztar properties' systems should a problem arise at a given property. However, a formal contingency plan has not been completed.

Contingency plans will be assessed, by property, considering risk levels of non-compliance as the Year 2000 implementation and testing process continues. On an on-going basis, each property maintains certain emergency manual procedures and back-up plans. These alternatives will be considered as each property assesses its formal Year 2000 contingency plan.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for 1997, this Form 10-Q and other materials filed or to be filed by the company with the Securities and Exchange Commission ("SEC")(as well as information included in oral statements or other written statements made or to be made by the Company including those made in Aztar's 1997 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; refinancing of the Company's indebtedness; arrangement of new credit facilities and the Year 2000 issue. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic

                      AZTAR CORPORATION AND SUBSIDIARIES

conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                          PART - II OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 1, 1998, the plaintiffs, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended April 2, 1998, filed a motion on March 18, 1998, for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. "Class" discovery, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended July 2, 1998, was completed on July 17, 1998; however, plaintiffs have filed a motion to compel further discovery from the defendants. If that motion is granted, defendants could be required to provide additional documents and information to plaintiffs. The defendants have filed their opposition to the motion for class certification. The plaintiffs have filed a reply memorandum and the matter has been submitted for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits                                                       Page No.
                                                                   ----------
      10.1  Amendment No. 1, dated October 8, 1998, to
            Amended and Restated Reducing Revolving Loan
            Agreement, dated as of May 28, 1998, among
            Aztar Corporation and the lenders therein
            named; Bankers Trust Company and Societe
            Generale, as documentation agents; Bank of
            Scotland, Credit Lyonnais Los Angeles Branch
            and PNC Bank, National Association, as co-
            agents; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

      27.   Financial Data Schedule.                                   *

      * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

            All other exhibits have been omitted because the information is either not required or not applicable.

                   AZTAR CORPORATION AND SUBSIDIARIES

Item 6.     Exhibits and Reports on Form 8-K (continued)

 (b) Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended October 1, 1998.

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





Date  November 10, 1998              By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10.1 Amendment No. 1, dated October 8, 1998, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

27.   Financial Data Schedule.