Form 10-K405
period 1998-12-31
AZTAR CORP
filed 1999-03-09
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 1998
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting common equity held by non-affiliates of the registrant was $216,839,628 at March 1, 1999 and is based on a closing price of $4.8125 and 45,057,585 common shares outstanding.

    At March 1, 1999, the registrant had outstanding 45,339,401 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 1999 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 1999 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   1999 Proxy Statement
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

The Company operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and Las Vegas and Laughlin, Nevada. The Company operates riverboat casinos in Caruthersville, Missouri, and Evansville, Indiana. The Company is an experienced developer and operator of casinos that provide an excellent gaming environment for middle- to upper-tier customers.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 10 acres and has ocean beach frontage of 220 yards along the Boardwalk in Atlantic City. Tropicana Atlantic City's approximate 124,000-square-foot casino contains 3,700 slot machines and 172 table games, a baccarat lounge, a poker room and keno. The Tropicana Atlantic City complex contains 1,624 hotel rooms and approximately 47,000 square feet of meeting, convention and banquet space. The facility also includes parking for 3,300 vehicles and a 1,700-seat theatrical showroom which regularly presents headliner entertainment. Other amenities include four gourmet restaurants, several medium-priced restaurants, indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

The Atlantic City gaming market has demonstrated continued growth despite the proliferation of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.0 billion in gaming revenues in 1998, a 3% increase over 1997. There are plans for the expansion of existing gaming capacity in Atlantic City, as well as the development of new gaming projects. Major casino operators have announced plans to develop projects in the Marina and Boardwalk areas; however, these are not expected to open for a few years.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on a 34-acre site at the intersection of Las Vegas Boulevard (the famed Strip) and Tropicana Avenue (known as the "New Four Corners") in Las Vegas, Nevada. The New Four Corners area of Las Vegas contains the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts. Tropicana Las Vegas has one of the world's largest indoor/outdoor swimming pools, as well as a five-acre water park and tropical garden. The casino occupies approximately 85,000 square feet and contains 1,686 slot machines and 49 table games. The hotel has 1,872 rooms and suites as well as approximately 100,000 square feet of convention and exhibit space, plus an array of fine restaurants and extensive parking. Tropicana Las Vegas is home for the Folies Bergere, the longest-running production show in Las Vegas.

The Las Vegas gaming market consisted of approximately 110,000 hotel rooms at the end of 1998. Gaming revenue in Las Vegas grew to $5.0 billion in 1998, a 2% increase over 1997. In October 1998, a new mega-resort named Bellagio opened on the Strip. Three additional mega-resorts containing approximately 10,000 rooms have announced openings on the Strip for 1999. These three are known as Mandalay Bay, Venetian and Paris.

The Tropicana Las Vegas site and facility are leased by the Company from an unconsolidated partnership in which the Company has a 50% interest. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. On February 1, 1999, the Company amended this option. The amended option agreement gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. The Company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 28 acres in Laughlin, Nevada, which is situated on the Colorado River at Nevada's southern tip. The facility features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. Ramada Express has 1,500 hotel rooms; a 50,000-square-foot casino containing 1,580 slot machines and 33 table games; a 1,100-vehicle parking garage; additional surface parking for 1,200 vehicles; three restaurants and a lounge; and special event and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenues for 1998 were $0.5 billion, a 2% increase over 1997. This increase in 1998 follows four years of declining gaming revenues for this market.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on the Ohio River in Evansville, Indiana. The casino riverboat is certified to carry 2,700 passengers and a crew of
300. The facility contains approximately 37,250 square feet of casino space with 1,319 slot machines and 72 table games. Casino Aztar Evansville has a 250-room hotel, a 1,600-space parking garage and a pavilion for passenger ticketing that contains three restaurants, a sidewalk cafe, an entertainment lounge and a gift shop.

There are three other riverboats operating in Southern Indiana on the Ohio River. Two of these riverboats operate in the Cincinnati, Ohio market area and one riverboat opened in November 1998 in the Louisville, Kentucky market area. A certificate of suitability has been granted to operate a riverboat between the Louisville area and the Cincinnati area. This riverboat is anticipated to open in mid- to late-2000. Gaming revenue in the Southern Indiana market grew by 46% in 1998 to $0.5 billion.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri near Interstates 55 and 155. The casino riverboat has a capacity of 800 passengers plus crew and contains approximately 10,400 square feet of casino space with 461 slot machines and 22 table games. A passenger pavilion provides ticketing and pre-boarding facilities, including a restaurant, a sports lounge, a snack bar and other amenities. In addition, a climate-controlled pavilion and an outdoor arena are used for exhibitions, entertainment, rodeo competitions and other events. The Company has some unused land at this site and is searching for development opportunities with other entities to use the land for facilities that would complement the Company's operations. Other main elements are a barge at river's edge for passenger boarding and disembarking, and parking for more than 1,000 vehicles, including recreational vehicles.

Approximately 634,000 persons live within 60 miles of Casino Aztar Caruthersville in a relatively rural region whose population is widely dispersed and has proven difficult to attract. Approximately 2.2 million people live within 100 miles of Casino Aztar Caruthersville, an area which encompasses Memphis, Tennessee.

YEAR 2000

The information concerning the Year 2000 is included in this report on pages F-50 through F-53 under the caption "Year 2000".

COMPETITION AND SEASONALITY

  Competition

The Company faces intense competition in each of the markets in which its land-based gaming facilities are located from other companies in the gaming industry, some of which have significantly greater financial resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company's land-based casinos primarily compete with other casinos in their immediate geographic area. The Company's Caruthersville riverboat casino primarily competes with a riverboat casino in Metropolis, Illinois and riverboat casinos in Mississippi that attract residents of its secondary Memphis, Tennessee market. Casino Aztar Caruthersville also competes to a lesser extent with riverboat casinos in other cities in Missouri, none of which are in its primary 60-mile radius market area. Casino Aztar Evansville primarily competes with an Indiana riverboat in the Louisville, Kentucky market area that opened in November 1998 and the riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. All of the Company's casinos compete to a lesser extent with casinos in other locations, including Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, off-track wagering and card parlors. Several additional states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of the Company's gaming facilities. There can be no assurance that the Company will be able to compete successfully in these markets.

As of January 1, 1999, there were 11 other casino hotel facilities operating in Atlantic City. Although no new casinos have been opened in Atlantic City since April 1990, many of the existing casinos have increased their gaming capacities and a few have opened major expansions. Other companies have announced a desire to open casino hotels in the future. The addition of new casino hotels in the Atlantic City market could have the effect of expanding the market or it could increase competition for the existing market. In 1992, the Mashantucket Pequot tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut. The Mohegan tribe began operating a casino in Connecticut in 1996. In addition, slot machines have been added to race tracks in Delaware and West Virginia. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of such gaming.

Since the Mirage opened in late 1989, several other major casino hotels have been opened on the Strip. In addition, casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. Downtown Las Vegas has added the "Fremont Street Experience" that provides a cover for the street and light show in order to attract customers. Four major casino hotels on the Strip are under construction, of which three are expected to open in 1999, and announcements have been made for other new developments. The experience through 1998 has been that these new developments have expanded the Las Vegas gaming market. There can be no assurance, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana Las Vegas.

In the Laughlin market, there have been expansions of existing casino hotels and the Mojave tribe operates a casino hotel approximately 8 miles south of Laughlin. The Laughlin market has been affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

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

  Seasonality

Tropicana Atlantic City experiences seasonal fluctuations in casino play that management believes are typical of casino hotel operations in Atlantic City. Operating results indicate that casino play is seasonally higher during the months of May through October; consequently, the Company's revenues during the first and fourth quarters have generally been lower than for the second and third quarters and from time to time the Company has experienced losses in the first and fourth quarters. Because the Atlantic City Tropicana's operating results are especially dependent upon operations in the summer months, any event that adversely affects the operating results of the Atlantic City Tropicana during such period could have a material adverse effect on the Company's operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions such as storms and hurricanes that would impede access to Atlantic City, thus adversely impacting operations.

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

From time to time, legislative and regulatory changes are proposed, and court decisions rendered, that could be adverse to the Company. In addition, from time to time, investigations are conducted relating to the gaming industry. Tropicana Atlantic City, Casino Aztar Caruthersville and Casino Aztar Evansville are required to report certain cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties including fines and/or imprisonment, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The States of Nevada and Indiana have adopted regulations similar to the Bank Secrecy Act that require the Nevada and Indiana facilities to document and/or report certain currency transactions to the Nevada State Gaming Control Board and the Indiana Gaming Commission, respectively. Violation of these regulations could result in action by Nevada or Indiana authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada or Indiana facilities' licenses and/or the Company's licensing approval. Except to the extent of a violation as noted above, these reporting requirements are not expected to have any adverse effects on the Company's casino operations.

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

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in "artificial basins" up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state; however, as Aztar Missouri facilities were fully on the Mississippi River, they did not appear to be affected.
On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow "artificial basins" for existing facilities, effectively overturning the above Missouri Supreme Court decision. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of Aztar Missouri.

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar, Aztar Missouri, any subsidiaries, and certain of their officers and employees are and will be subject to certain regulations. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. Aztar Missouri has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers and other key persons must submit Personal Disclosure Forms which include detailed personal financial information and are subject to thorough investigations. In addition, certain officers and directors of Aztar, as well as Aztar itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

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

Licenses are to last for a term of two years, except that the initial license and first renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri was relicensed in 1996 for its first renewal period and was relicensed on July 1, 1997 for its second renewal period. Aztar Missouri will be subject to its license renewal in 1999, and will be investigated, along with its officers, directors and certain employees. Aztar and its directors will also be investigated pursuant to this relicensing procedure. Aztar Missouri has no reason at this point to believe that such renewal applications will not be approved. However, there can be no assurance that Aztar Missouri's renewal application will be approved in a timely manner or at all.

The Missouri Gaming Commission may revoke or suspend gaming licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times an operator's highest daily gross adjusted receipts during the preceding twelve months. The gaming licenses may not be transferred nor pledged as collateral, and the Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming Commission: any issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest, any private incurrence of debt by the licensee or any holding company of $1,000,000 or more, any public issuance of debt by a licensee or its holding company, and certain defined "significant related party transactions". In addition, the licensee must notify the Missouri Gaming Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company and any transaction of at least $1,000,000. The restrictions on transfer of ownership apply to the Company as well as the direct licensee, Aztar Missouri.

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

  Regulation and Licensing - Indiana

The ownership and operation of riverboat casinos in certain designated waters are subject to extensive state regulation under the Indiana Riverboat Gambling Act (the "Indiana Act") and regulations which the Indiana Gaming Commission is authorized to adopt under the Indiana Act. The Indiana Act and the regulations of the Indiana Gaming Commission are significant to the Company's prospects for successfully operating its Evansville, Indiana based riverboat casino and associated developments.

The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Gaming Commission. The Indiana Gaming Commission took office in September 1993, and its activities have been predominantly directed toward establishing a regulatory and administrative infrastructure for licensing of prospective applicants for the limited number of riverboat owner's licenses authorized by the Indiana Act (five for operations docking on Lake Michigan, one on a landlocked lake in Southwestern Indiana and five on the Ohio River, including the Company's facility in Evansville, Indiana), and on developing systems and "rules of the game" for the actual operation of riverboat casinos. The Indiana Gaming Commission has issued
(i) the five authorized riverboat owner's licenses on Lake Michigan, (ii) four riverboat owner's licenses on the Ohio River, including the Company's facility, and (iii) a certificate of suitability to another applicant for a fifth facility, subject to final licensure, on the Ohio River. The Indiana Gaming Commission has not considered applicants for the license on Patoka Lake in Southwestern Indiana, since that site has been determined by the United States Army Corps of Engineers to be unsuitable for a riverboat casino project. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Act. The Indiana Commission has adopted regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission, including rules for authorized games, internal control procedures, accounting records, security, gaming equipment, and extensions of credit.

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The Indiana Act and the regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless expressly approved by the Indiana Gaming Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers and crew or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise. However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues. For Ohio River excursions, such as those the Company is conducting through its Evansville operation, "full excursions" must be conducted at all times during a year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River.

The Company, through an Indiana subsidiary, has received from the Indiana Gaming Commission a riverboat owner's license for the Evansville, Indiana market. The Company completed requirements for formal licensing and commenced operations in Evansville on December 7, 1995. The Ohio River has waters in both Indiana and Kentucky in the Evansville vicinity. Because riverboat casino gambling is illegal in Kentucky, authorities of that state have raised issues about Indiana-licensed riverboats operating in Kentucky waters. The Company's Evansville riverboat cruises from its dock without entering Kentucky waters, under its currently approved cruising route, thereby avoiding those issues.

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

The Indiana Act requires licensees to disclose to the Indiana Gaming Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Gaming Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. The Company has provided full information and documentation to the Indiana Gaming Commission, and it must continue to do so, during the license. The Indiana Act prohibits a key person or a person holding an ownership interest in a riverboat licensee, or an employee of a riverboat licensee, from participating in a game conducted on a riverboat which is the subject of a license. The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee. The Indiana Gaming Commission has adopted a rule requiring quarterly reporting by the holder of a riverboat owner's license, including the Company, or a holder of a supplier's license, of the officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, and of persons who directly or indirectly own a 1% interest in the licensee.

The Indiana Gaming Commission has adopted a rule which prohibits the distribution by a riverboat licensee, including the Company, to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation. The Indiana Gaming Commission has adopted another rule which requires riverboat licensees, including the Company, to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Gaming Commission, the Company has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. The Company has received three alcoholic beverage permits which are subject to annual renewal: one for riverboat excursions and two for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is complete.

The Indiana Act prescribes a tax on adjusted gross receipts from gambling games authorized under the Indiana Act at the rate of 20% on adjusted gross receipts. For this purpose, adjusted gross receipts means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 for each person admitted to a gaming excursion. The admissions tax is paid for each excursion or part of an excursion for which the person remains on board. Riverboats are assessed for property tax purposes as real property at rates to be determined by local taxing authorities. Indiana corporations are also subject to the Indiana gross income tax, the Indiana adjusted gross income tax and the Indiana supplemental corporate net income tax. Sales on a riverboat are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Gaming Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations.

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

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on a riverboat.

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Gaming Commission. The Company received approval from the Indiana Gaming Commission in March 1998 for a senior secured reducing revolving credit facility and for a senior secured term loan for a combined total of up to $350 million. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

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

EMPLOYEES

The Company employs approximately 10,800 people, of which approximately 3,300 employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 1,800 are covered by collective bargaining contracts. Substantially all of such employees are covered by a contract that expires on September 14, 1999 and a small number are covered by contracts that expire in 2001. At Tropicana Las Vegas, approximately 1,500 of the 2,600 employees are covered by collective bargaining contracts. Substantially all of such employees are covered by contracts that expire in 2002 and a small number of such employees are covered by contracts that expire on March 31, 1999 and July 31, 1999. The remainder of such employees are covered by contracts that expire in 2000 or 2003. At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. The Company has approximately 1,200 employees and 400 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

ITEM 2.  PROPERTIES
-------------------
     TROPICANA ATLANTIC CITY

Tropicana Atlantic City is located on an approximate 10-acre site in Atlantic City, New Jersey. In July 1993, Tropicana Atlantic City became wholly owned by the Company. The Company has accumulated approximately 3 1/2 acres next to its operating site for future development.

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Las Vegas is owned by Tropicana Enterprises and is leased to HRN, which operates the casino and hotel under the lease ( the "Tropicana Lease"), which expires in 2011. The Company, through its wholly-owned subsidiary, Adamar of Nevada, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to certain preferences on liquidation. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. On February 1, 1999, the Company amended this option. The amended option agreement gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. The Company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

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

     GENERAL

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

The plaintiffs in the Consolidated Cases filed a second consolidated amended complaint on January 9, 1998. The second consolidated amended complaint contains claims which are nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the second consolidated amended complaint. The parties have submitted an updated case management order which has been approved, in part, by the court. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. "Class" discovery was completed on July 17, 1998; however, plaintiffs have filed a motion to compel further discovery from the defendants. The Magistrate Judge has recommended denial of that motion, and the plaintiffs have sought review of that recommendation by the Judge. The defendants have opposed the review sought by the plaintiffs. If that motion is granted, defendants could be required to provide additional documents and information to plaintiffs.
The defendants filed their opposition to the motion for class certification. The plaintiffs have filed a reply memorandum and the matter has been submitted to the judge for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
     The registrant has elected not to include information concerning its executive officers in its 1999 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
-------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        55   20 years  7 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      54   18 years 12 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               57   26 years  9 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               60   11 years 11 years
                     Corporate Communications

Meridith P. Sipek    Controller                    52   21 years  9 years

Neil A. Ciarfalia    Treasurer                     51    4 years  4 years

------------------------------------------------
Paul E. Rubeli. Mr. Rubeli joined Ramada in 1979 as Group Vice President, Industrial Operations. He served as Executive Vice President, Gaming, of Ramada from 1982 to December 1989, when he was appointed President and Chief Operating Officer, of the Company in the Restructuring. He was appointed President and Chief Executive Officer in February 1990 and was appointed Chairman of the Board in addition to his other positions in February 1992.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Aztar had 9,400 shareholders of record as of March 1, 1999.

The additional information required by this Item 5 is included in this report on F-18, F-32, F-42 and F-56.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information required by Item 6 is included in this report on page F-56.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The information required by Item 7 is included in this report on pages F-42 through F-55.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The information required by Item 7A is included in this report on pages F-49 and F-50 under the caption "Market Risk".

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

(b)  Reports on Form 8-K:

         The Company did not file any report on Form 8-K during the quarter ended December 31, 1998.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-32399 and No. 33-44794 (filed January 5, 1990 and December 24, 1991, respectively):

Insofar as indemnification for liability arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     AZTAR CORPORATION  By ROBERT M. HADDOCK            March 9, 1999
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

PAUL E. RUBELI               Chairman of the Board, President   March 9, 1999
-------------------------    and Chief Executive Officer, and ----------------
Paul E. Rubeli               Director

ROBERT M. HADDOCK            Executive Vice President and       March 9, 1999
-------------------------    Chief Financial Officer, and     ----------------
Robert M. Haddock            Director

MERIDITH P. SIPEK            Controller                         March 9, 1999
-------------------------                                     ----------------
Meridith P. Sipek

JOHN B. BOHLE                Director                           March 9, 1999
-------------------------                                     ----------------
John B. Bohle

E. M. CARSON                 Director                           March 9, 1999
-------------------------                                     ----------------
Edward M. Carson

LINDA C. FAISS               Director                           March 9, 1999
-------------------------                                     ----------------
Linda C. Faiss

JOHN R. NORTON, III          Director                           March 9, 1999
-------------------------                                     ----------------
John R. Norton, III

ROBERT S. ROSOW              Director                           March 9, 1999
-------------------------                                     ----------------
Robert S. Rosow

R. SNELL                     Director                           March 9, 1999
-------------------------                                     ----------------
Richard Snell

TERENCE W. THOMAS            Director                           March 9, 1999
-------------------------                                     ----------------
Terence W. Thomas

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


I.  Financial Statements                                             Page
                                                                     ----

  1. Aztar Corporation and Subsidiaries


     Report of Independent Accountants . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at December 31, 1998 and
       January 1, 1998 . . . . . . . . . . . . . . . . . . . . . . .  F-3

     Consolidated Statements of Operations for the years ended
       December 31, 1998, January 1, 1998 and January 2, 1997  . . .  F-5

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, January 1, 1998 and January 2, 1997. . . .  F-7

     Consolidated Statements of Shareholders' Equity for the
       years ended December 31, 1998, January 1, 1998 and
       January 2, 1997 . . . . . . . . . . . . . . . . . . . . . . .  F-9

     Notes to Consolidated Financial Statements. . . . . . . . . . . F-11



  2. Tropicana Enterprises


     Report of Independent Accountants . . . . . . . . . . . . . . . F-33

     Balance Sheets at December 31, 1998 and January 1, 1998   . . . F-34

     Statements of Operations for the years ended December 31,
       1998, January 1, 1998 and January 2, 1997 . . . . . . . . . . F-35

     Statements of Cash Flows for the years ended December 31,
       1998, January 1, 1998 and January 2, 1997 . . . . . . . . . . F-36

     Statements of Partners' Capital for the years ended
       December 31, 1998, January 1, 1998 and January 2, 1997. . . . F-37

     Notes to Financial Statements . . . . . . . . . . . . . . . . . F-38


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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at December 31, 1998 and January 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICEWATERHOUSECOOPERS LLP






Phoenix, Arizona
February 3, 1999

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  ----------------------------------------
                      (in thousands, except share data)

                                                 December 31,  January 1,
                                                    1998          1998
                                                 -----------   ----------
Assets
Current assets:
 Cash and cash equivalents                      $    58,600    $   46,129
 Accounts receivable, net                            31,496        44,133
 Inventories                                          6,496         6,779
 Prepaid expenses                                     9,234        10,374
 Deferred income taxes, net                          15,957        11,403
                                                 ----------    ----------
     Total current assets                           121,783       118,818

Investments in and advances to
  unconsolidated partnership                          8,437         9,375
Other investments                                    21,005        22,319

Property and equipment:
 Buildings, riverboats and equipment, net           778,420       802,230
 Land                                                99,035        98,762
 Construction in progress                             2,153         1,215
 Leased under capital leases, net                     7,782           672
                                                 ----------    ----------
                                                    887,390       902,879

Deferred income taxes, net                               --           331
Other deferred charges and assets                    39,087        37,774
                                                 ----------    ----------
                                                 $1,077,702    $1,091,496
                                                 ==========    ==========

















[FN]
The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                  ----------------------------------------
                      (in thousands, except share data)


                                                 December 31,   January 1,
                                                     1998          1998
                                                 -----------    ----------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                    $   52,935    $   56,939
 Accrued payroll and employee benefits                26,208        23,630
 Accrued interest payable                             12,608        13,167
 Income taxes payable                                  3,185           896
 Current portion of long-term debt                     2,537        27,166
 Current portion of other long-term liabilities        2,921         2,931
                                                  ----------    ----------
     Total current liabilities                       100,394       124,729

Long-term debt                                       487,543       491,932
Other long-term liabilities                           22,882        24,204
Deferred income taxes                                  5,635            --
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $7,147 and $6,857)                  7,147         6,593

Shareholders' equity:
 Common stock, $.01 par value (45,337,834
   and 45,198,889 shares outstanding)                    492           491
 Paid-in capital                                     412,528       412,029
 Retained earnings                                    58,207        48,654
 Less: Treasury stock                                (17,126)      (17,126)
       Unearned compensation                              --           (10)
                                                  ----------    ----------
     Total shareholders' equity                      454,101       444,038
                                                  ----------    ----------
                                                  $1,077,702    $1,091,496
                                                  ==========    ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                      -----------------------------------
                     (in thousands, except per share data)
                                                 1998      1997      1996
                                              ---------  --------- ---------
Revenues
  Casino                                      $666,360   $645,604  $652,707
  Rooms                                         56,064     53,126    47,977
  Food and beverage                             52,671     51,776    51,299
  Other                                         31,041     31,851    25,489
                                              --------   --------  --------
                                               806,136    782,357   777,472

Costs and expenses
  Casino                                       300,625    298,104   314,732
  Rooms                                         31,912     30,258    27,931
  Food and beverage                             53,714     54,736    53,249
  Other                                         26,365     25,378    25,300
  Marketing                                     86,618     88,360    86,202
  General and administrative                    76,331     70,215    74,396
  Utilities                                     13,322     14,249    15,076
  Repairs and maintenance                       24,399     23,741    24,429
  Provision for doubtful accounts               14,913     12,944     5,892
  Property taxes and insurance                  23,425     24,093    23,285
  Rent                                          19,373     21,379    15,698
  Depreciation and amortization                 53,493     51,508    49,406
  Preopening costs                                  --         --     2,933
                                              --------   --------  --------
                                               724,490    714,965   718,529
                                              --------   --------  --------
Operating income                                81,646     67,392    58,943

  Interest income                                2,154      2,026     2,367
  Interest expense                             (59,588)   (62,543)  (58,577)
                                              --------   --------  --------
Income before other items, income
  taxes and extraordinary items                 24,212      6,875     2,733

  Equity in unconsolidated partnership's loss   (4,336)    (4,618)   (4,793)
                                              --------   --------  --------
Income (loss) before income taxes and
  extraordinary items                           19,876      2,257    (2,060)

  Income taxes                                  (8,368)     2,185    22,699
                                              --------   --------  --------
Income before extraordinary items               11,508      4,442    20,639

  Extraordinary items                           (1,346)        --        --
                                              --------   --------  --------

Net income                                    $ 10,162   $  4,442  $ 20,639
                                              ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                      -----------------------------------
                     (in thousands, except per share data)
                                             1998      1997      1996
                                           --------  --------  --------
Earnings per common share:
  Income before extraordinary items        $    .24  $    .08  $    .48
  Extraordinary items                          (.03)       --        --
                                           --------  --------- --------

  Net income                               $    .21  $    .08  $    .48
                                           ========  ========  ========

Earnings per common share assuming
  dilution:
  Income before extraordinary items        $    .23  $    .08  $    .46
  Extraordinary items                          (.03)       --        --
                                           --------  --------  --------
  Net income                               $    .20  $    .08  $    .46
                                           ========  ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share                  45,230    45,121    41,121
  Earnings per common share assuming
    dilution                                 46,614    46,687    43,132
























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                                --------------
                                (in thousands)

                                              1998       1997       1996
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income                                 $  10,162  $   4,442  $  20,639
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              55,735     54,216     52,478
   Provision for losses on accounts
     receivable                               14,913     12,944      5,892
   Loss on reinvestment obligation                52        569        729
   Rent expense                                 (900)      (984)      (732)
   Distribution in excess of equity in
     income of partnership                       938        985      1,107
   Deferred income taxes                       1,412       (184)   (22,451)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                               (387)   (15,128)   (23,701)
    (Increase) decrease in refundable
       income taxes                               --      1,201         60
    (Increase) decrease in inventories
       and prepaid expenses                      847     (1,141)    (1,787)
    Increase (decrease) in accounts
       payable, accrued expenses and
       income taxes payable                       93     (8,324)     8,476
    Other items, net                           3,536        893      7,429
                                           ---------  ---------  ---------
   Net cash provided by (used in)
     operating activities                     86,401     49,489     48,139
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
Payments received on notes receivable          1,493      1,310      1,150
Reduction in other investments                 4,057      8,194      2,427
Purchases of property and equipment          (25,088)   (25,117)  (120,426)
Additions to other long-term assets          (11,102)    (7,714)    (7,623)
                                           ---------  ---------  ---------
   Net cash provided by (used in)
     investing activities                  $ (30,640) $ (23,327) $(124,472)
                                           ---------  ---------  ---------








[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                                --------------
                                (in thousands)
                                                1998      1997      1996
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $478,400  $237,700  $220,200
Proceeds from issuance of common stock             402       697    58,051
Principal payments on long-term debt          (517,178) (259,419) (177,421)
Principal payments on other long-term
  liabilities                                   (1,527)   (1,777)   (5,126)
Debt issuance costs                             (2,246)     (195)     (478)
Preferred stock dividend                          (649)     (689)     (726)
Redemption of preferred stock                     (492)     (481)     (563)
                                              --------  --------  --------
   Net cash provided by (used in)
     financing activities                      (43,290)  (24,164)   93,937
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                              12,471     1,998    17,604

Cash and cash equivalents at beginning
  of year                                       46,129    44,131    26,527
                                              --------  --------  --------
     Cash and cash equivalents at end
       of year                                $ 58,600  $ 46,129  $ 44,131
                                              ========  ========  ========
Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Reduction in land and other long-term
      liabilities                             $     --  $  2,000  $     --
    Capital lease obligations incurred
      for property and equipment                 9,625       552        --
    Tax benefit from stock options
      and preferred stock dividend                 140       247       916
    Issuance of restricted stock                    --        --       136
    Forfeiture of restricted stock                  --        24        75

Cash flow during the year for the following:
    Interest paid, net of amount capitalized  $ 57,913  $ 60,041  $ 58,037
    Income taxes paid (refunded)                 3,803    (3,233)    1,086









[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                                --------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
 December 28, 1995  $    422 $352,221 $ 24,922  $(17,027) $   (879) $359,659
 Issuance of common
  stock in public
  offering                63   55,813                                 55,876
 Stock options
  exercised                4    2,171                                  2,175
 Issuance of
  restricted stock                136                         (136)       --
 Tax benefit
  from stock
  options exercised               817                                    817
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (715)                         (715)
 Forfeiture of
  restricted stock                                   (75)       75        --
 Amortization of
  unearned
  compensation                                                 823       823
 Net income                             20,639                        20,639
                    -------  -------- --------  --------  --------  --------
Balance,
 January 2, 1997        489   411,158   44,846   (17,102)     (117)  439,274
 Stock options
  exercised               2       695                                    697
 Tax benefit
  from stock
  options exercised               176                                    176
 Preferred stock
  dividend and losses
  on redemption, net
  of income tax
  benefit                                 (634)                         (634)
 Forfeiture of
  restricted stock                                   (24)       24        --
 Amortization of
  unearned
  compensation                                                  83        83
 Net income                              4,442                         4,442
                    -------  -------- --------  --------  --------  --------
Balance,
 January 1, 1998    $   491  $412,029 $ 48,654  $(17,126) $    (10) $444,038
                    =======  ======== ========  ========  ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
  For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                                 -------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                     ------- -------- --------- --------- --------- --------
Balance,
  January 1, 1998    $   491 $412,029 $ 48,654  $(17,126) $    (10) $444,038
  Stock options
   exercised               1      401                                    402
  Tax benefit
   from stock
   options exercised               98                                     98
  Preferred stock
   dividend and losses
   on redemption, net
   of income tax
   benefit                                (609)                         (609)
  Amortization of
   unearned
   compensation                                                 10        10
  Net income                            10,162                        10,162
                     ------- -------- --------  --------  --------  --------
Balance,
  December 31, 1998  $   492 $412,528 $ 58,207  $(17,126) $     --  $454,101
                     ======= ======== ========  ========  ========  ========























[FN]
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidated Statements

Aztar Corporation ("Aztar" or "Company") was incorporated in Delaware in June 1989 to operate the gaming business of Ramada Inc. ("Ramada") after the restructuring of Ramada ("Restructuring"). The Restructuring involved the disposition of Ramada's hotel and restaurant businesses with Ramada's shareholders retaining their interest in the gaming business. As part of the Restructuring, the gaming business and certain other assets and liabilities of Ramada were transferred to Aztar, and a wholly-owned subsidiary of New World Hotels (U.S.A.), Inc. was merged with Ramada ("Merger"). In the Merger, each share of Ramada common stock was converted into the right to receive $1.00 and one share of Aztar common stock.

The Company operates casino hotels in Atlantic City, New Jersey and Las Vegas, Nevada, under the Tropicana name and in Laughlin, Nevada, as Ramada Express. The Company operates casino riverboats in Caruthersville, Missouri and Evansville, Indiana under the Casino Aztar name. A substantial portion of the Company's consolidated revenues and assets are concentrated at the Atlantic City Tropicana.

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 1998 and 1997 and 53 weeks in 1996.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 1998 or January 1, 1998.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 31, 1998 and January 1, 1998. Advertising costs that were expensed during the year were $17,439,000 in 1998, $18,423,000 in 1997 and $19,699,000 in 1996.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. There was no interest capitalized during 1998 or 1997. The interest capitalized during 1996 was $4,503,000.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $307,541,000 at December 31, 1998 and $262,654,000 at January 1, 1998.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $4,916,000 and $7,301,000, were $9,690,000 and $11,447,000 at December 31, 1998 and January 1, 1998, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses, net of accumulated amortization of $8,868,000 and $6,351,000, were $16,567,000 and $17,874,000 at December 31, 1998 and
January 1, 1998, respectively.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are capitalized as incurred and expensed in the period the related facility commences operations. Effective January 1, 1999, preopening costs are expensed as incurred. Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs. There were no capitalized preopening costs at December 31, 1998 or January 1, 1998.

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At December 31, 1998 and January 1, 1998, the Company had capitalized development costs of $2,630,000 and $954,000, respectively. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition.

The Company performed such a review at December 31, 1998, in connection with its riverboat operation in Caruthersville, Missouri. The Company had approximately $42,932,000 in carrying value of long-lived assets and certain identifiable intangibles associated with Casino Aztar Caruthersville at December 31, 1998. A number of factors were considered in the evaluation of recoverability, including, but not limited to, anticipated revenues and the duration thereof, expected operating costs, the competitive environment and future legislative and regulatory changes. Although the results of the Company's analysis did not have an effect on the carrying value for Casino Aztar Caruthersville at December 31, 1998, it is reasonably possible that management's evaluation of recoverability could change in the near term.

Equity Instruments

The fair-value-based method of accounting is used for equity instruments issued to nonemployees for goods or services. The intrinsic-value-based method of accounting is used for stock-based employee compensation plans.

Revenue Recognition

Casino revenue consists of gaming win net of losses.  Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers.  The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):
                           1998      1997      1996
                         --------  --------  --------
    Rooms                $ 22,172  $ 22,710  $ 23,615
    Food and beverage      49,599    47,755    42,765
    Other                   3,053     2,957     2,716
                         --------  --------  --------
                         $ 74,824  $ 73,422  $ 69,096
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

Earnings per Share

Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, long-term investments and trade accounts receivable. The Company places its cash and temporary cash investments with high-credit-quality financial institutions. At times, such investments may be in excess of the FDIC and SIPC insurance limits.

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. Approximately 63% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 31, 1998 and January 1, 1998, the net receivables at Tropicana Atlantic City were $16,645,000 and $20,910,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $13,441,000 and $21,778,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At December 31, 1998 and January 1, 1998, the allowance for doubtful accounts was $25,296,000 and $17,919,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $16,540,000 in 1998, $16,554,000 in 1997 and $16,652,000 in 1996, of which 50% was eliminated in consolidation. On February 2, 1998, the Company acquired an option to purchase the 50% partnership interest that it does not own. On February 1, 1999, the Company amended this option. The amended option agreement gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120,000,000 until as late as February 1, 2002.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):
                                  December 31,  January 1,
                                     1998          1998
                                  -----------   ----------
     Income producing properties   $ 52,018      $ 54,741
     Other assets                    10,891        11,971
     Bank term loan payable          60,228        63,304
     Other liabilities                  938           884

                                     1998          1997        1996
                                  ----------    ----------   --------
     Revenues                      $ 16,568      $ 16,591    $ 16,698
     Operating expenses              (2,743)       (2,743)     (2,797)
                                   --------      --------    --------
     Operating income                13,825        13,848      13,901
     Interest expense                (4,833)       (5,397)     (5,693)
                                   --------      --------    --------
     Net income                    $  8,992      $  8,451    $  8,208
                                   ========      ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                     1998          1997        1996
                                   --------      --------    --------
     Equity in unconsolidated
      partnership's loss           $ (4,336)     $ (4,618)   $ (4,793)


NOTE 4.  OTHER INVESTMENTS

Other investments consist of the following (in thousands):
                                               December 31,   January 1,
                                                  1998           1998
                                                --------      ---------
           CRDA deposits, net of a valuation
             allowance of $6,452 and $6,706     $16,645        $17,986
           CRDA bonds, net of an unamortized
             discount of $1,912 and $1,920        4,360          4,333
                                                -------        -------
                                                $21,005        $22,319
                                                =======        =======

The Company deposits funds with the CRDA to satisfy a New Jersey assessment based upon its casino revenues. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 16 to 49 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has an agreement with the CRDA for approximately $24,000,000 in funding in connection with a completed expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of December 31, 1998, the Company has received approximately $15,300,000 in funding from the CRDA under this agreement. At December 31, 1998 and January 1, 1998, the Company had approximately $800,000 and $900,000, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

NOTE 5.  LAS VEGAS TROPICANA REDEVELOPMENT

The Company engaged an investment bank to explore alternatives for a major redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana was $34,144,000 at December 31, 1998. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                    December 31, January 1,
                                                       1998         1998
                                                    -----------  ----------
11% Senior Subordinated Notes Due 2002; redeemable
 at 101.571%                                          $200,000    $200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 redeemable beginning October 1, 1999 at 106.875%;
 net of unamortized discount                           178,243     178,061
Reducing revolving credit note; floating rate;
 matures December 31, 1999                                  --     139,000
Reducing revolving credit note; floating rate,
 7.36% at December 31, 1998; matures June 30, 2003      53,100          --
Term loan; floating rate, 8.04% at December 31, 1998;
 matures June 30, 2005                                  50,000          --
Other notes payable; 7% to 14.6%; maturities to 2002       868       1,213
Obligations under capital leases                         7,869         824
                                                      --------    --------
                                                       490,080     519,098
Less current portion                                    (2,537)    (27,166)
                                                      --------    --------
                                                      $487,543    $491,932
                                                      ========    ========

Maturities of long-term debt for the five years subsequent to December 31, 1998 are as follows (in thousands):

          1999                         $  2,537
          2000                            3,577
          2001                            2,598
          2002                          201,424
          2003                           53,804

The 11% Senior Subordinated Notes ("11% Notes") are due on October 1, 2002. Interest on the 11% Notes is payable semiannually on April 1 and October 1. The 11% Notes are redeemable at the option of the Company, in whole or in part, at 101.571% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning October 1, 1999.

The 13 3/4% Senior Subordinated Notes ("13 3/4% Notes") are due on October 1, 2004. Interest on the 13 3/4% Notes is payable semiannually on April 1 and October 1. The 13 3/4% Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1999, at prices from 106.875% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning October 1, 2003.

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

On May 28, 1998, the Company completed new financing consisting of a $250,000,000 reducing revolving credit note maturing on June 30, 2003 ("Revolver") and a $50,000,000 term loan maturing on June 30, 2005 ("Term Loan"). The funds borrowed under the Revolver were used to prepay the balance outstanding and extinguish the prior reducing revolving credit note maturing on December 31, 1999 ("Original Credit Facility"). The funds received under the Term Loan were used to repay a portion of the Revolver. The Company's $25,000,000 supplemental reducing revolving loan agreement maturing on March 15, 1999 ("Supplemental Credit Facility"), was extinguished concurrently with the Original Credit Facility. There were no borrowings outstanding under the Supplemental Credit Facility from its inception through the date it was extinguished.

The maximum amount available under the Revolver will be reduced quarterly by $10,000,000 commencing on September 30, 2000. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of December 31, 1998, the margin was at 0.5% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

The Term Loan calls for quarterly principal payments of $125,000 beginning on September 30, 1999 through June 30, 2004, and $11,875,000 beginning on September 30, 2004 through maturity. Interest is computed on the Term Loan based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%. Interest is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier.

The collateral securing the Revolver and the Term Loan, shared on a pari passu basis, consists of all the property of Tropicana Atlantic City, Ramada Express and the casino riverboat operations and, with certain exceptions, the stock of the Company's subsidiaries. The Revolver imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Revolver also prohibits dividends on the Company's common stock, other than those payable in common stock, and repurchases of the Company's common stock in excess of $30,000,000 with certain limited exceptions. In addition, the Revolver has certain quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of debt service coverage and maximum ratios of total debt and senior debt to operating cash flow. The restrictions imposed on the Company by the Term Loan are similar to those imposed by the Company's subordinated debt.

NOTE 7.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 12 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):
                                                    December 31, January 1,
                                                        1998        1998
                                                    -----------  ----------
          Furniture and equipment                    $ 18,714     $  9,945
          Less accumulated amortization               (10,932)      (9,273)
                                                     --------     --------
                                                     $  7,782     $    672
                                                     ========     ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $2,357,000 in 1998, $269,000 in 1997 and $146,000 in 1996.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 31, 1998 are as follows (in thousands):
         Year                                         Capital     Operating
         ----                                        --------     ---------
         1999                                        $  2,771     $ 11,879
         2000                                           3,294       10,132
         2001                                           1,906        9,034
         2002                                             781        8,441
         2003                                             231        8,250
         Thereafter                                       159       52,651
                                                     --------     --------

                                                        9,142     $100,387
                                                                  ========
         Amount representing interest                  (1,273)
                                                     --------
         Net present value                              7,869
         Less current portion                          (2,138)
                                                     --------
         Long-term portion                           $  5,731
                                                     ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):
                                               1998      1997      1996
                                             --------  --------  --------
         Minimum rentals                     $ 15,968  $ 18,099  $ 12,379
         Contingent rentals                     3,405     3,280     3,319
                                             --------  --------  --------
                                             $ 19,373  $ 21,379  $ 15,698
                                             ========  ========  ========


NOTE 8.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):
                                            December 31, January 1,
                                               1998         1998
                                            -----------  ----------
         Deferred compensation and
           retirement plans                  $ 11,871     $ 10,776
         Accrued rent expense                  10,427       11,327
         Obligation to City of Evansville
           and other civic and community
           organizations                        3,050        4,550
         Las Vegas Boulevard
           beautification assessment              455          482
                                             --------     --------
                                               25,803       27,135
         Less current portion                  (2,921)      (2,931)
                                             --------     --------
                                             $ 22,882     $ 24,204
                                             ========     ========

NOTE 9.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock ("ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds are repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term. During 1998, 1997 and 1996, respectively, 4,737 shares, 4,555 shares and 4,644 shares were redeemed primarily in connection with employee terminations. At December 31, 1998, cumulative redemptions totaled 21,259 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares not allocated to participant accounts and those shares not vested may be redeemed at $100 per share. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 49,244,268 at December 31, 1998, and 49,120,863 at January 1, 1998. Common stock outstanding was net of 3,906,434 and 3,921,974 treasury shares at December 31, 1998 and January 1, 1998, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase a unit with no par value ("Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $40.00 per Unit subject to adjustment. The Rights will expire in December 1999 if not earlier redeemed by the Company at $.01 per Right.

In 1996, the Company issued 6,279,200 shares of common stock in a public offering. The Company issued shares of restricted common stock in 1995 to certain executive officers and key employees; however, 3,668 and 11,334 of these shares were forfeited in 1997 and 1996, respectively. The restrictions on 122,998 of the unforfeited shares lapsed over a three-year period commencing on the date of issuance. The restrictions on 34,000 of the unforfeited shares lapsed during 1996 after the common stock price hit a certain performance target. Compensation expense in connection with this issuance of restricted common stock was $10,000, $83,000 and $823,000 in 1998, 1997 and 1996, respectively.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1998, 1997 and 1996, respectively, 15,540, 24,255 and 25,606 shares were claimed; the balance of unclaimed shares was 328,047 as of December
31, 1998.

During 1990, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock from time to time in the open market or otherwise and at December 31, 1998, there remained 591,900 shares that could be repurchased under this authority. No shares were repurchased under this program in 1998, 1997 or 1996. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

At December 31, 1998, January 1, 1998 and January 2, 1997, common shares reserved for future grants of stock options under the Company's stock option plans were 122,000, 589,000 and 1,036,000, respectively. At December 31, 1998, common shares reserved for the conversion of the ESOP Stock were 833,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 11.  STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 entitled "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock-based employee compensation arrangements because the alternative fair-value-based method of accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") has authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. The Company's 1990 Nonemployee Director Stock Option Plan ("1990 Plan") has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vest and become exercisable on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.1% in 1998, 6.5% in 1997 and 6.4% in 1996, no dividend in 1998, 1997 or 1996, volatility factor of the expected market price of the Company's common stock of .51 in 1998, .29 in 1997 and .42 in 1996, and an expected life of the option of 4.7 years in 1998, 5.2 years in 1997 and 5.3 years in 1996.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.  The pro forma information for 1998, 1997 and 1996 follows (in thousands except for earnings per share information):
                                               1998      1997      1996
                                             --------  --------  --------
  Pro forma net income                       $  8,342  $  3,693  $ 20,122

  Pro forma earnings per share:
    Net income per common share              $    .17  $    .07  $    .47
    Net income per common share
      assuming dilution                      $    .17  $    .07  $    .45


During 1998, options to purchase 170,220 shares of the Company's common stock at an exercise price of $6.16 that were to expire in 1998 were extended to 2000. In addition, options to purchase 555,000 shares of the Company's common stock at an exercise price of $5.00 that were to expire in 2001 were extended to 2006. In connection with the extension of these option periods, the Company recorded approximately $483,000 of compensation expense.

A summary of the Company's other stock option activity and related information for the years ended December 31, 1998, January 1, 1998 and
January 2, 1997 follows (in thousands of shares):
                      1998               1997               1996
                -----------------  -----------------  -----------------
                        Weighted-          Weighted-          Weighted-
                Shares  Average    Shares  Average    Shares  Average
                Under   Exercise   Under   Exercise   Under   Exercise
                Option  Price      Option  Price      Option  Price
                ------  ---------  ------  ---------  ------  ---------
Beginning balance
 outstanding     3,503    $5.29     3,230    $5.00     3,687    $4.96
  Granted          527    $7.38       514    $7.00        88    $9.44
  Exercised       (124)   $3.26      (178)   $3.92      (441)   $4.93
  Forfeited        (60)   $8.75       (63)   $8.19       (58)   $7.37
  Expired           --    $  --        --    $  --       (46)   $8.15
                ------             ------             ------
Ending balance
 outstanding     3,846    $5.59     3,503    $5.29     3,230    $5.00
                ======             ======             ======
Exercisable at
 end of year     3,012    $5.12     2,774    $4.77     2,703    $4.47
                ======             ======             ======
Weighted-average
 fair value
 of options
 granted during
 the year       $ 3.81             $ 2.39             $ 4.17


The following table summarizes additional information about the Company's stock options outstanding at December 31, 1998, January 1, 1998 and January
2, 1997 (in thousands of shares):
                       Options Outstanding        Options Exercisable
                 ------------------------------   -------------------
                          Weighted-
                           Average    Weighted-             Weighted-
                 Shares   Remaining   Average     Shares    Average
  Range of       Under   Contractual  Exercise    Under     Exercise
Exercise Prices  Option     Life       Price      Option      Price
---------------  ------  -----------  ---------   ------    ---------
1998
----
$3.19             1,202   1.0 year      $3.19      1,202      $3.19
$4.06 to $5.06      650   7.7 years     $4.94        610      $5.00
$5.50 to $7.75    1,843   7.1 years     $7.06      1,062      $6.80
$9.13 to $11.00     151   6.8 years     $9.48        138      $9.43
                 ------                           ------
                  3,846   5.3 years     $5.59      3,012      $5.12
                 ======                           ======
1997
----
$3.19 to $5.00    1,922   2.6 years     $3.76      1,922      $3.76
$5.50 to $7.75    1,390   7.1 years     $6.83        739      $6.68
$9.13 to $11.00     191   7.9 years     $9.51        113      $9.46
                 ------                           ------
                  3,503   4.7 years     $5.29      2,774      $4.77
                 ======                           ======
1996
----
$3.19 to $5.00    2,082   3.6 years     $3.75      2,082      $3.75
$5.50 to $7.63      917   6.7 years     $6.73        554      $6.57
$8.50 to $11.00     231   8.8 years     $9.39         67      $9.36
                 ------                           ------
                  3,230   4.8 years     $5.00      2,703      $4.47
                 ======                           ======

NOTE 12.  BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 1998 and 1997 and a statement of the funded status as of December 31, 1998 and January 1, 1998 (in thousands):














                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                           1998         1997           1998         1997
                         --------     --------       --------     --------
Projected benefit
 obligation at
 beginning of year       $  6,096     $  6,050       $  4,649     $  4,457
Service cost                   --           --             15           17
Interest cost                 509          504            387          370
Actuarial gain               (130)        (187)           (48)         (16)
Benefits paid                (271)        (271)          (184)        (179)
                         --------     --------       --------     --------
Projected benefit
 obligation at end
 of year                    6,204        6,096          4,819        4,649
                         --------     --------       --------     --------
Plan assets                    --           --             --           --
                         --------     --------       --------     --------
Funded status              (6,204)      (6,096)        (4,819)      (4,649)
Unrecognized actuarial
 gain                        (533)        (384)          (622)        (588)
Unrecognized prior
 service cost                 790          941             --           --
                         --------     --------       --------     --------
Net amount recognized    $ (5,947)    $ (5,539)      $ (5,441)    $ (5,237)
                         ========     ========       ========     ========

The following table shows the amounts recognized in the consolidated balance sheets (in thousands):
                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                         December 31, January 1,   December 31, January 1,
                            1998         1998         1998         1998
                         ------------ ----------   ------------ ----------
Accrued benefit
 liability               $ (5,947)    $ (5,539)    $ (5,441)    $ (5,237)

The components of benefit plan expense are as follows (in thousands):
                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                          1998    1997    1996      1998    1997    1996
                         ------  ------  ------    ------  ------  ------
Service cost             $   --  $   --  $   --    $   16  $   17  $   19
Interest cost               509     504     495       387     370     357
Amortization of prior
 service cost               150     166     198        --      --      --
Recognized net actuarial
 (gain) loss                 19      19    (108)      (15)    (16)    (19)
Cash surrender value
 increase net of premium
 expense                     --      --      --      (219)   (201)   (180)
                         ------  ------  ------    ------  ------  ------
                         $  678  $  689  $  585    $  169  $  170  $  177
                         ======  ======  ======    ======  ======  ======

The assumptions used in the measurement of the Company's benefit obligation are as follows:
                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                          1998    1997    1996      1998    1997    1996
                         ------  ------  ------    ------  ------  ------
Discount rate             8.5%    8.5%    8.5%      8.5%    8.5%    8.5%
Rate of compensation
 increase                 5.0%    5.0%    5.0%      N/A     N/A     N/A

The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. The savings account feature of the plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. Effective July 1, 1997, the Company matches 50% of the employee contributions that are based on up to 4% of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $1,578,000 and $771,000 in 1998 and 1997, respectively. Additional Company contributions to the savings plan are discretionary and there were none in 1998, 1997 or 1996. The Company contributed $2,840,000, $2,711,000 and $2,563,000 in 1998, 1997 and 1996,
respectively, to trusteed pension plans under various collective bargaining agreements.

The Company's ESOP covers substantially all nonunion employees. The Company makes contributions to the ESOP so that, after the dividends are paid on the Company's ESOP Stock, the ESOP can make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $649,000 and $1,226,000 in 1998, $689,000 and
$1,186,000 in 1997 and $726,000 and $1,149,000 in 1996.  Compensation
expense recognized in 1998, 1997 and 1996, respectively, was $718,000, $862,000 and $993,000.

NOTE 13.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):
                                              1998       1997      1996
                                            --------   --------  --------

 Current:
   Federal                                  $ (6,057)  $  1,331  $   (860)
   State                                        (899)       670     1,108
                                            --------   --------  --------
                                              (6,956)     2,001       248
 Deferred:                                  --------   --------  --------
   Federal                                    (1,188)     2,151    28,700
   State                                        (224)    (1,967)   (6,249)
                                            --------   --------  --------
                                              (1,412)       184    22,451
                                            --------   --------  --------
                                            $ (8,368)  $  2,185  $ 22,699
                                            ========   ========  ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. The effect on the Company of settling prior years was an income tax benefit of $2,323,000 in 1997, primarily related to cash received as a result of the settlement, and $21,028,000 in 1996 that included a reduction in the beginning-of-year valuation allowance. The IRS is examining the income tax returns for the years 1992 through 1996. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available.  The
(provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
                                              1998       1997      1996
                                            --------   --------  --------
Tax (provision) benefit at U.S. federal
  income tax rate                           $(6,957)   $  (790)  $   721
    State income taxes, net                    (726)      (788)       29
    Nondeductible business expenses          (1,586)      (727)     (640)
    IRS examination                             158      1,498     1,158
    General business credits                    356        286       237
    Change in valuation allowance                --         --     3,641
    Ramada tax sharing agreement                 --      2,323    17,387
    Other, net                                  387        383       166
                                            -------    -------   -------
                                            $(8,368)   $ 2,185   $22,699
                                            =======    =======   =======

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
                                            December 31,       January 1,
                                                1998              1998
                                            ------------       ----------
Net operating loss carryforward               $ 16,440          $ 21,739
Accrued rent expense                             6,007             5,795
Accrued bad debt expense                        13,002             9,228
Accrued compensation                             6,420             5,695
Accrued liabilities                              9,712             7,966
General business credit carryforward            14,350             8,161
                                              --------          --------
Gross deferred tax assets                       65,931            58,584
                                              --------          --------
Deferred tax asset valuation allowance          (3,343)           (4,881)
                                              --------          --------
Other                                          (12,881)           (5,675)
Partnership investment                          (5,075)           (5,153)
Depreciation and amortization                  (34,310)          (31,141)
                                              --------          --------
Gross deferred tax (liabilities)               (52,266)          (41,969)
                                              --------          --------
Net deferred tax assets (liabilities)         $ 10,322          $ 11,734
                                              ========          ========

Gross deferred tax assets are reduced by a valuation allowance. Realization of the net deferred tax asset at December 31, 1998, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The beginning-of-year valuation allowance was reduced during 1998 and 1996, which caused a decrease in income tax expense of $1,715,000 and $3,641,000, respectively. The beginning-of-year valuation allowance was increased during 1997, which caused an increase in income tax expense of $876,000.

At December 31, 1998, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                   $35,791
General business credits                                 4,742

These tax benefits will expire in the years 2003 through 2018 if not used. The Company also has alternative minimum tax credit carryforwards of $9,608,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

                    1999                 $ 3,258
                    2000                   5,729
                    2001                   9,684
                    2002                     480
                    2003 to 2018          60,340

NOTE 14.  EXTRAORDINARY ITEMS

During 1998, the Company expensed the remaining unamortized deferred financing costs in connection with the extinguishment of the Original Credit Facility and the Supplemental Credit Facility. These items were reflected in the 1998 Consolidated Statement of Operations as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

NOTE 15.  EARNINGS PER SHARE

The computations of earnings per common share and earnings per common share, assuming dilution, are as follows:
                                              1998       1997      1996
                                            --------   --------  --------
Income before extraordinary items           $ 11,508   $  4,442  $ 20,639

Less: preferred stock dividends and
  losses on redemption (net of income
  tax benefits of $42, $71 and $99,
  credited to retained earnings)                (609)      (634)     (715)
                                            --------   --------  --------
Income before extraordinary items
  applicable to computations                  10,899      3,808    19,924

Extraordinary items                           (1,346)        --        --
                                            --------   --------  --------
Net income applicable to computations       $  9,553   $  3,808  $ 19,924
                                            ========   ========  ========

Weighted-average common shares
  applicable to earnings per common
  share                                       45,230     45,121    41,121

Effect of dilutive securities:
  Stock option incremental shares                525        657     1,051
  Assumed conversion of preferred stock          859        909       960
                                            --------   --------  --------
                                               1,384      1,566     2,011
Weighted-average common shares              --------   --------  --------
  applicable to earnings per common
  share assuming dilution                     46,614     46,687    43,132
                                            ========   ========  ========

Earnings per common share:
  Income before extraordinary items         $    .24   $    .08  $    .48
  Extraordinary items                           (.03)        --        --
                                            --------   --------  --------
  Net income                                $    .21   $    .08  $    .48
                                            ========   ========  ========

Earnings per common share assuming dilution:
  Income before extraordinary items         $    .23   $    .08  $    .46
  Extraordinary items                           (.03)        --        --
                                            --------   --------  --------
  Net income                                $    .20   $    .08  $    .46
                                            ========   ========  ========

NOTE 16.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,894,000 and $3,905,000 at December 31, 1998 and January 1, 1998,
respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,000,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination was made for the period ended December 31, 1998, that the additional security deposit would be required by May 15, 1999; however, the lessor has waived the requirement. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $11,000,000 at December 31, 1998.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
                                December 31, 1998      January 1, 1998
                               -------------------   -------------------
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
                               --------   --------   --------   --------
Assets
  Other investments           $ 21,005   $ 21,005   $ 22,319   $ 22,319

Liabilities
  Current portion of long-term
    debt                         2,537      2,537     27,166     27,166
  Current portion of other
    long-term liabilities        1,550      1,482      1,550      1,482
  Long-term debt               487,543    512,200    491,932    526,871
  Other long-term liabilities    1,500      1,321      3,000      2,542

Series B ESOP convertible
  preferred stock                7,147      7,147      6,593      6,857

Off-Balance-Sheet
  Letters of credit                 --      5,774         --      8,368

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

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the Revolver and the Term Loan are reasonable estimates of fair values because this debt is carried with a floating interest rate.

The amounts reported for other long-term liabilities relate to the Company's obligation to the City of Evansville and other civic and community organizations. The fair values were estimated by discounting expected cash flows using a discount rate commensurate with the risks involved.

The fair value reported for the Series B ESOP convertible preferred stock represents the latest appraised fair value as determined by an independent appraisal.

The fair values of the letters of credit were estimated to be the same as the contract values based on the nature of the fee arrangement with the issuing financial institution.

NOTE 18.  LONG-TERM DEBT REFINANCING

The Company's 11% Notes are callable at a premium and become callable at par on October 1, 1999. The Company's 13 3/4% Notes become callable at a premium on October 1, 1999. If credit is available at favorable rates, the Company may pursue a refinancing of its senior subordinated debt during 1999. If the Company were successful in refinancing this debt, the unamortized deferred financing charges and unamortized discount associated with the existing senior subordinated debt would be written off as an extraordinary charge. At December 31, 1998, these unamortized items totaled $9,500,000. Any premium paid to retire this debt would also be an extraordinary charge.

NOTE 19.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 31, 1998 and
January 1, 1998.  The Company's common stock is listed on the New York Stock
Exchange.
                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1998
----
Revenues                         $196,825  $203,168  $210,089  $196,054
Operating income                   16,866    21,582    25,431    17,767
Income before income taxes
  and extraordinary items           1,021     6,146    10,099     2,610
Income taxes                         (403)   (2,427)   (4,472)   (1,066)
Extraordinary items                    --    (1,346)       --        --
Net income                            618     2,373     5,627     1,544
Earnings per common share:
  Income before extraordinary
   items                              .01       .08       .12       .03
  Net income                          .01       .05       .12       .03
Earnings per common share
  assuming dilution:
  Income before extraordinary
   items                              .01       .08       .12       .03
  Net income                          .01       .05       .12       .03

1997
----
Revenues                         $189,756  $200,387  $201,874  $190,340
Operating income                   17,054    21,750    21,311     7,277
Income (loss) before income
  taxes                               597     5,355     5,040    (8,735)
Income taxes                        2,080    (1,926)   (1,797)    3,828
Net income (loss)                   2,677     3,429     3,243    (4,907)
Earnings per share:
  Net income (loss) per common
   share                              .06       .07       .07      (.11)
  Net income (loss) per common
   share assuming dilution            .05       .07       .07      (.11)

Common Stock Prices
-------------------
1998 - High                        $ 9.94    $ 8.56    $ 6.88    $ 5.88
     - Low                           6.19      6.13      3.69      2.88
1997 - High                          8.50      7.75      7.88      8.00
     - Low                           6.63      6.13      6.50      5.88

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and partners' capital present fairly, in all material respects, the financial position of Tropicana Enterprises (a Nevada General Partnership)(the "Partnership") at December 31, 1998 and January 1, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PRICEWATERHOUSECOOPERS LLP




Phoenix, Arizona
February 3, 1999

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                               BALANCE SHEETS
                    -------------------------------------
                               (in thousands)
                                                 December 31,   January 1,
                                                     1998         1998
                                                 ------------  -----------
Assets

  Income producing properties                      $  52,018    $  54,741
  Cash                                                     1            1
  Other receivable                                       904          943
  Other assets                                         9,986       11,027
                                                   ---------    ---------
                                                   $  62,909    $  66,712
                                                   =========    =========

Liabilities and Partners' Capital

  Term loan payable                                $  60,228    $  63,304
  Unearned rental income                                 938          884
                                                   ---------    ---------
                                                      61,166       64,188
  Partners' capital                                    1,743        2,524
                                                   ---------    ---------
                                                   $  62,909    $  66,712
                                                   =========    =========





















[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF OPERATIONS

 For the years ended December 31, 1998, January 1, 1998 and January 2, 1997
                     -----------------------------------
                               (in thousands)

                                           1998        1997        1996
                                        ----------  ----------  ----------
Revenues:
  Rent                                  $  16,540   $  16,554   $  16,652
  Interest                                     28          37          46
                                        ---------   ---------   ---------
                                           16,568      16,591      16,698
                                        ---------   ---------   ---------

Costs and expenses:
  General and administrative                    8           8           9
  Interest                                  4,833       5,397       5,693
  Depreciation and amortization             2,735       2,735       2,788
                                        ---------   ---------   ---------
                                            7,576       8,140       8,490
                                        ---------   ---------   ---------
Net income                              $   8,992   $   8,451   $   8,208
                                        =========   =========   =========
























[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF CASH FLOWS

 For the years ended December 31, 1998, January 1, 1998 and January 2, 1997
                    ------------------------------------
                               (in thousands)
                                           1998        1997        1996
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net income                            $   8,992   $   8,451   $   8,208
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         2,735       2,735       2,788
      Changes in assets and liabilities:
        Other receivable                       39          15        (122)
        Other assets                        1,029       1,037       1,110
        Unearned rental income                 54         (45)         14
                                        ---------   ---------   ---------
    Net cash provided by operating
      activities                           12,849      12,193      11,998
                                        ---------   ---------   ---------

Cash flows from financing activities:
  Repayment of term loan                   (3,076)     (2,867)     (2,674)
  Distribution to partners                 (9,773)     (9,326)     (9,324)
                                        ---------   ---------   ---------
    Net cash (used in) provided by
      financing activities                (12,849)    (12,193)    (11,998)
                                        ---------   ---------   ---------
Net change in cash                             --          --          --

Cash at beginning of year                       1           1           1
                                        ---------   ---------   ---------
    Cash at end of year                 $       1   $       1   $       1
                                        =========   =========   =========

Supplemental disclosure of cash
  flow information:
    Interest paid                       $   4,863   $   5,407   $   5,633
                                        =========   =========   =========









[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

 For the years ended December 31, 1998, January 1, 1998 and January 2, 1997
                     -----------------------------------
                               (in thousands)

                                                                  Total
                                                                Partners'
                                          Adamar      Jaffe      Capital
                                        ----------  ----------  ----------
Balance, December 28, 1995              $    (551)  $   5,066   $   4,515
  Net income                                4,104       4,104       8,208
  Cash withdrawals                         (4,662)     (4,662)     (9,324)
                                        ---------   ---------   ---------
Balance, January 2, 1997                   (1,109)      4,508       3,399
  Net income                                4,225       4,226       8,451
  Cash withdrawals                         (4,663)     (4,663)     (9,326)
                                        ---------   ---------   ---------
Balance, January 1, 1998                   (1,547)      4,071       2,524
  Net income                                4,496       4,496       8,992
  Cash withdrawals                         (4,886)     (4,887)     (9,773)
                                        ---------   ---------   ---------
Balance, December 31, 1998              $  (1,937)  $   3,680   $   1,743
                                        =========   =========   =========


























[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

  Basis of Financial Statements

  The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. On February 2, 1998, Aztar acquired an option to purchase the Jaffe partnership interest. On February 1, 1999, Aztar amended this option. The amended option agreement gives Aztar an unconditional right, but not the obligation, to purchase the Jaffe partnership interest until as late as February 1, 2002. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which included 52 weeks in 1998 and 1997, and 53 weeks in 1996.

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

3.  Income Producing Properties:

  The income producing properties consist of the following (in thousands):
                                           December 31,     January 1,
                                               1998            1998
                                           ------------     ----------
          Buildings                          $  84,226      $  84,226
          Less accumulated depreciation        (43,625)       (40,902)
                                             ---------      ---------
                                                40,601         43,324
          Land                                  11,417         11,417
                                             ---------      ---------
                                             $  52,018      $  54,741
                                             =========      =========

4.  Other Assets:

  Other assets consist of the following (in thousands):
                                           December 31,     January 1,
                                               1998            1998
                                           ------------     ----------
          Accrued rent                       $   9,867      $  10,896
          Deferred lease costs                     119            131
                                             ---------      ---------
                                             $   9,986      $  11,027
                                             =========      =========

5.  Term Loan Payable:

  On October 5, 1994, the Partnership entered into a term loan of $72,523,000 with a group of banks. During 1998, the maturity of the term loan was extended to June 30, 2003. The term loan was used to refinance a prior loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by the Tropicana operation. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

  1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The effective interest rate was 7.8% for the year ended December 31, 1998.

  The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

  Maturities of the term loan for the five years subsequent to December 31, 1998 are as follows (in thousands):

                                 1999                 $  3,297
                                 2000                    3,536
                                 2001                    3,791
                                 2002                    4,101
                                 2003                   45,503
                                                      --------
                                                      $ 60,228
                                                      ========

6.  Lease Agreement:

  In 1984, the Partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facility is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $9,867,000 and $10,896,000, as of December 31, 1998 and January 1, 1998, respectively, which represents future rent payments.

  Minimum future rentals on the non-cancelable operating lease as of December 31, 1998, excluding contingent rental income as described above, are as follows (in thousands):

                                 1999                $  14,178
                                 2000                   14,178
                                 2001                   14,288
                                 2002                   14,325
                                 2003                   14,325
                                 Thereafter            101,468
                                                     ---------
                                                     $ 172,762
                                                     =========

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

7.  Related Parties:

  The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $16,540,000 in 1998, $16,554,000 in 1997 and $16,652,000 in 1996 related to this lease.

  Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

  Sources and Uses

During 1998, the company obtained new financing consisting of a $250 million reducing revolving credit note maturing on June 30, 2003 ("Revolver") and a $50 million term loan maturing on June 30, 2005 ("Term Loan"). The Revolver and the Term Loan bear interest at a floating rate. The new financing is an improvement over the company's prior credit facilities because it increases the availability of funds, provides more flexibility, reduces interest margins and extends the maturity. The funds borrowed under the Revolver were used to prepay the balance outstanding and extinguish the prior reducing revolving credit note maturing on December 31, 1999 ("Original Credit Facility"). The balance outstanding under the Original Credit Facility at the time of prepayment was $135 million. The funds received under the Term Loan were used to repay a portion of the Revolver. The company's $25 million supplemental reducing revolving loan agreement maturing on March 15, 1999 ("Supplemental Credit Facility"), was extinguished concurrently with the Original Credit Facility. There were no borrowings under the Supplemental Credit Facility from its inception through the date it was extinguished.

At December 31, 1998, the outstanding balance under the Revolver was $53.1 million. The $250 million maximum amount available under the Revolver will be reduced quarterly by $10 million commencing on September 30, 2000. The Revolver imposes various restrictions on the company, including limitations on its ability to incur additional debt, commit funds to capital expenditures, merge or sell assets. The Revolver prohibits dividends on the company's common stock, other than dividends payable in common stock, and repurchases of the company's common stock in excess of $30 million with certain limited exceptions. In addition, the Revolver contains certain quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of debt service coverage and maximum ratios of total debt and senior debt to operating cash flow. At December 31, 1998, the ratio of total debt to operating cash flow was 3.44 to 1 and the maximum ratio allowable was 5.25 to 1. This maximum ratio allowable decreases to 5.00 to 1 at June 30, 1999 and continues to decrease periodically, beginning June 30, 2000, in increments of .25 or .50, until it is 4.00 to 1 at June 30, 2002 and thereafter. At December 31, 1998, the ratio of senior debt to operating cash flow was 1.09 to 1 and the maximum ratio allowable was 3.50 to 1. This maximum ratio allowable decreases to 3.00 to 1 at June 30, 1999 and thereafter.

The $50 million Term Loan calls for quarterly principal payments of $125,000 beginning on September 30, 1999 through June 30, 2004, and $11,875,000 beginning on September 30, 2004 through maturity. The Term Loan imposes restrictions on the company that are similar to those imposed by the company's subordinated debt.

During 1998, the company's cash flow from operating activities was principally used to pay down debt and to purchase property and equipment that was primarily routine in nature.

The company's 11% Senior Subordinated Notes Due 2002 are callable at a premium and become callable at par on October 1, 1999. The company's 13 3/4% Senior Subordinated Notes Due 2004 become callable at a premium on October 1, 1999. If credit is available at favorable rates, the company may pursue a refinancing of its senior subordinated debt during 1999. If the company were successful in refinancing this debt, the unamortized deferred financing charges and unamortized discount associated with the existing senior subordinated debt would be written off as an extraordinary charge. At December 31, 1998, these unamortized items totaled $9.5 million. Any premium paid to retire this debt would also be an extraordinary charge.

  Future Development

Tropicana Enterprises, a Nevada general partnership in which the company is a noncontrolling 50% partner, owns the real property and certain personal property that the company leases in the operation of the Las Vegas Tropicana. On February 2, 1998, the company acquired an option to purchase the 50% partnership interest that it does not own. On February 1, 1999, the company amended this option. The amended option agreement gives the company an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. The company has engaged an investment bank to explore alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the company.

The company owns land that is in proximity to its facilities in Atlantic City. This land could be used for additional development.

  Commitments

The company is committed to making rent payments that service a bank term loan ("Bank Term Loan") payable by Tropicana Enterprises. During 1998, the maturity of the Bank Term Loan was extended to June 30, 2003 from December 31, 1999. The Bank Term Loan calls for monthly principal payments of $0.3 million to $0.4 million, with a final payment of approximately $43 million due at maturity. The Bank Term Loan balance at December 31, 1998, was approximately $60 million.

The Tropicana Las Vegas lease agreement contains a provision that requires the company to maintain an additional security deposit with the lessor of approximately $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. A determination has been made for the year ended December 31, 1998, that the additional security deposit would be required by May 15, 1999; however, the lessor has waived the requirement. The financial tests are calculated quarterly based on the preceding twelve months of operations.

Results of Operations -
1998 versus 1997

Aztar's consolidated revenues were $806.1 million for 1998, an increase of 3% from $782.4 million in 1997. Casino revenue was the primary source of the increase and the Atlantic City Tropicana was the principal location providing the increase.

Consolidated operating income in 1998 was $81.6 million compared with $67.4 million in 1997. The consolidated provision for doubtful accounts increased by $2.0 million in 1998 compared with 1997 as a result of increasing the allowance for potential uncollectible markers associated with the emphasis on the games segment of the market at the Atlantic City Tropicana. Excluding the increase in the consolidated provision for doubtful accounts, operating costs increased by only 1% in 1998. Consolidated rent expense decreased $2.0 million in 1998 compared with 1997 primarily as a result of buying out operating leases or converting them to capital leases at the Atlantic City Tropicana. The analysis of the performance of each of Aztar's properties follows.

  Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $418.9 million in 1998 compared with $399.2 million in 1997 and operating income of $66.5 million in 1998 compared with $50.7 million in 1997. Casino revenue was up $18.2 million in 1998 from 1997. Tropicana Atlantic City continued its emphasis that began in 1995 on the games revenue segment of the business and benefited from an increase in the table games hold percentage to 15.8% in 1998 from 14.5% in 1997. Games revenue increased by $10.2 million or 8% in 1998 compared with 1997. Slot revenue also increased in 1998 compared with 1997. Slot revenue was up 3% in 1998. The slot revenue percentage of total casino revenue decreased to 65% in 1998 from 66% in 1997. The percentage was 71% in 1996 and 76% in the 1995 to 1993 time frame. Rooms revenue increased 21% in 1998 compared with 1997 as a result of an increase in rooms occupied on a non-complimentary basis and an increase in the average daily room rate.

Rooms costs were 18% higher in 1998 compared with 1997 primarily due to the increase in rooms revenue. The provision for doubtful accounts was $3.8 million higher in 1998 compared with 1997 as a result of the emphasis on the games business. Excluding the provision for doubtful accounts, operating costs in 1998 were essentially even with 1997. Utilities expense was $1.1 million lower in 1998 compared with 1997 primarily due to a favorable electrical power contract that began in November 1997. Operating income is after depreciation and amortization of $24.3 million in 1998 compared with $22.1 million in 1997 and rent expense of $4.5 million in 1998 compared with $7.3 million in 1997. Rent expense decreased as a result of a shift away from operating leases to capital leases or ownership.

  Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $154.2 million in 1998 compared with $156.4 million in 1997 and an operating loss of $10.6 million in 1998 compared with an operating loss of $9.3 million in 1997. Operating loss is after rent expense of $10.0 million in 1998 compared with $9.8 million in 1997 and depreciation and amortization of $9.8 million in 1998 compared with $9.5 million in 1997.

Casino revenue decreased by $3.6 million in 1998 from 1997 as a result of a decrease in table games revenue. Table games revenue other than baccarat decreased as a result of a decrease in the hold percentage, which decreased to 15.6% from 18.6% in 1997. The volume of baccarat play decreased by 35% in

1998 from 1997 on top of a 40% decrease in 1997 from 1996 as the company experienced a decrease in baccarat play by Asian guests as a result of economic turmoil in Asia and a strategic decision to place less emphasis on Asian players. The volume of baccarat play was much higher in 1996 than it had been in recent prior years. Baccarat revenue as a percent of casino revenue declined to 9% in 1998 and 1997 compared to 14% in 1996. Baccarat revenue was only 1% of casino revenue in 1995. Baccarat revenue in 1998 benefited from an increase in the hold percentage, which increased to 28.8% from 18.6% in 1997. Slot revenue increased by 5% in 1998 over 1997. Casino costs were substantially unchanged in 1998 from 1997. The hotel occupancy rate increased to 92% in 1998 from 88% in 1997 in spite of the increased competition in the Las Vegas market.

  Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $85.3 million in 1998 compared with $83.4 million in 1997. Casino revenue increased by $2.0 million in 1998 compared with 1997. The trends in 1998 were similar to those experienced in 1997 and 1996 with the exception of the overall market. The overall market was slightly up in 1998 from 1997, which is in contrast to the last several years of decreases in the overall market. However, the overall market remains weak as competition continues from Indian casinos and expansions in Las Vegas. Casino costs and marketing costs were higher as the company incurred increased costs in order to increase market share in this market. As a result, the operating margin, as measured by operating income before depreciation and amortization, declined to 20% in 1998 from 21% in 1997, compared with 22% in 1996 and 24% in 1995.

Operating income at Ramada Express was $10.6 million in 1998 compared with $10.6 million in 1997. Operating income is after depreciation and amortization of $6.2 million in 1998 compared with $7.1 million in 1997 and rent expense of $0.6 million in 1998 compared with $0.5 million in 1997.

  Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $123.6 million in 1998 compared with $119.3 million in 1997. Casino revenue was up
4% in 1998 from 1997 in spite of increased competition from expanded riverboat capacity in the Cincinnati, Ohio market area and a new riverboat in the Louisville, Kentucky market area. The admissions in 1998 and 1997 were 2.1 million and the win per admission was $52.83 in 1998 compared with $51.18 in 1997. The new riverboat in the Louisville area opened in November 1998. In fiscal December 1998, the company had an 18% decrease in casino revenue; however, there was severe winter weather in Evansville's feeder markets in the last week of December 1998 compared with December 1997. The company anticipates a decrease in casino revenue in 1999 as a result of this new riverboat. In addition, a certificate of suitability was granted to operate a riverboat casino on the Ohio River to be located in Indiana between the Louisville area and the Cincinnati area. This riverboat is anticipated to open in mid- to late-2000.

Operating income was $29.8 million in 1998 compared with $28.8 million in 1997. Operating income is after depreciation and amortization of $9.8 million in 1998 compared with $9.3 million in 1997 and rent expense of $3.9 million in 1998 compared with $3.4 million in 1997.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $24.1 million in 1998 and 1997 and an operating loss of $1.5 million in 1998 compared with an operating loss of $2.8 million in 1997. The operating losses are after depreciation and amortization of $3.2 million in 1998 compared with $3.3 million in 1997. During 1998, the company focused on reducing its operating costs and was able to reduce these costs by 5% compared with 1997 and at the same time was able to maintain its revenue stream. The company has some unused land at this site and is searching for development opportunities with other entities to use the land for facilities that would complement the company's operations.

  Development Costs

In connection with the company pursuing the development of its business in certain gaming jurisdictions, the company expensed approximately $0.5 million in 1998 compared with $0.1 million in 1997.

  Interest Expense

Interest expense was $59.6 million in 1998 compared with $62.5 million in 1997. The decrease in interest expense was primarily a result of lower levels of debt outstanding.

  Income Taxes

The company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. See "Note 1. Significant Accounting Policies - Basis of Consolidated Statements of the Notes to Consolidated Financial Statements". Income taxes for 1997 included a non-recurring tax benefit of $2.3 million primarily related to cash received as a result of a settlement between the IRS and Ramada. Income taxes for 1996 included a benefit of approximately $21 million related to this settlement.

  Extraordinary Items

During 1998, the company expensed the remaining unamortized deferred financing costs in connection with the extinguishment of the Original Credit Facility and the Supplemental Credit Facility. These items were reflected as an extraordinary loss of $1.3 million, which was net of an income tax benefit of $0.7 million.

Results of Operations -
1997 versus 1996

Aztar's consolidated revenues were $782.4 million for 1997, an increase of 1% from $777.5 million in 1996. Rooms revenue was higher in 1997 than in 1996 because the new hotel tower at the Atlantic City Tropicana that opened in late April 1996 added approximately 60% to the room capacity at that property and the company opened its 250-room hotel at Casino Aztar Evansville in December 1996. A factor that limited the increase in consolidated revenues was that the 1997 fiscal year included 52 weeks while the 1996 fiscal year included 53 weeks.

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

  Tropicana Atlantic City

Tropicana Casino and Resort had total revenues of $399.2 million in 1997 compared with $385.9 million in 1996 and operating income of $50.7 million in 1997 compared with $36.0 million in 1996. The 1996 operating income is after the writeoff of $2.3 million of preopening costs associated with the opening of a new hotel tower, an expanded casino and a name change from TropWorld to Tropicana. The 1996 operating margin was negatively impacted by severe winter weather and disruption from the construction of the new hotel tower and improvements made to the casino.

Casino revenue was up $6.7 million in 1997 compared with 1996. Tropicana Atlantic City continued its emphasis on the games revenue segment of the business and had a full-year benefit of the improvements made to the casino in 1996. As a result of this, games revenue increased by $21.1 million or 21% in 1997 over 1996 in spite of a slight decline in the table games hold percentage. Slot revenue decreased in 1997 compared with 1996 as a result of a decrease in coin offers to slot players. Rooms revenue increased 39% in 1997 compared with 1996 as a result of a 30% increase in rooms occupied on a non-complimentary basis and an increase in the average daily room rate. The availability of rooms increased in late April 1996 when the new hotel tower increased capacity by 60%.

Casino costs were $13.4 million lower in 1997 than in 1996. A $20.5 million reduction in coin offers to slot players was partially offset by increased costs associated with the games segment of the business. The reduction in coin offers consisted of a $14.3 million reduction in direct mail and cash-back coin offers and a $6.2 million reduction in line and charter bus coin. Marketing costs were $6.9 million higher and the provision for doubtful accounts was $1.9 million higher in 1997 compared with 1996 as a result of the emphasis on the games business. Rooms costs were 26% higher in 1997 compared with 1996 primarily due to increased direct costs associated with the increase in occupied rooms.

Operating income is after depreciation and amortization of $22.1 million in 1997 compared with $21.7 million in 1996 and rent expense of $7.3 million in 1997 compared with $2.9 million in 1996. Rent expense increased as a result of an increased number of equipment operating leases associated with the improved facilities.

  Tropicana Las Vegas

Tropicana Resort and Casino had total revenues of $156.4 million in 1997 compared with $167.4 million in 1996 and an operating loss of $9.3 million in 1997 compared with operating income of $0.8 million in 1996. Operating loss or income is after rent expense of $9.8 million in 1997 compared with $9.1 million in 1996 and depreciation and amortization of $9.5 million in 1997 compared with $8.6 million in 1996.

Casino revenue decreased by 12% in 1997 from 1996 primarily as a result of a decrease in baccarat revenue. The volume of baccarat play decreased by 40% in 1997 compared to 1996 as the company experienced a decrease in baccarat play by Asian guests. Slot revenue decreased by 10% in 1997 compared to 1996 due to a supply increase in the market. Casino costs were 6% lower in 1997 than in 1996 as a result of the lower casino revenue. The provision for doubtful accounts increased by $5.0 million in 1997 compared with 1996 as a result of increasing the allowance for uncollectible markers associated with Asian guests and the premium table game business.

  Ramada Express

Ramada Express Hotel and Casino had total revenues of $83.4 million in 1997 compared with $82.5 million in 1996. Casino revenue increased in an overall market that again declined in 1997. Casino costs and marketing costs were higher as the company incurred increased costs in order to increase market share in this declining market.

Operating income at Ramada Express was $10.6 million in 1997 compared with $11.2 million in 1996. Operating income is after depreciation and amortization of $7.1 million in both 1997 and 1996 and rent expense of $0.5 million in 1997 compared with $0.3 million in 1996.

  Casino Aztar Evansville

Casino Aztar Evansville had total revenues of $119.3 million in 1997 compared with $115.2 million in 1996 and operating income of $28.8 million in 1997 compared with $27.5 million in 1996. The 1996 operating income is after the writeoff of $0.7 million of preopening costs associated with the opening of the passenger pavilion, parking garage and 250-room hotel. Casino revenue was down only slightly in 1997 from 1996 as a decrease in admissions as a result of the increased competition from other riverboats in Indiana was offset by an increase in win per admission. The admissions in 1997 were 2.1 million compared with 2.4 million in 1996 and the win per admission was $51.18 in 1997 compared with $45.85 in 1996. Rooms revenue was $2.7 million in 1997, an increase of $2.6 million over 1996 as the hotel opened in December 1996. Food and beverage revenue increased $3.0 million over 1996 as the passenger pavilion containing expanded food and beverage facilities opened in the fourth quarter of 1996.

Rooms costs and food and beverage costs increased with the increase in revenues. As a result of the expanded facilities, property taxes and insurance, along with depreciation and amortization, also increased. Casino Aztar Evansville reduced marketing costs by 20% in 1997 from 1996. These costs were higher in 1996 as the operation established itself in the market. Operating income is after depreciation and amortization of $9.3 million in 1997 compared with $8.3 million in 1996 and rent expense of $3.4 million in 1997 compared with $3.0 million in 1996.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville had total revenues of $24.1 million in 1997 compared with $26.5 million in 1996 and an operating loss of $2.8 million in 1997 compared with an operating loss of $3.7 million in 1996. The operating losses are after depreciation and amortization of $3.3 million in 1997 compared with $3.5 million in 1996. During 1997, the company eliminated some marginal business, which resulted in lower revenues and reduced costs. In addition, the company implemented its plans and opened a climate-controlled pavilion and an outdoor arena. These facilities are used for exhibitions, entertainment, rodeo competitions and other events.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The company's primary exposure to market risk is interest rate risk associated with its Casino Reinvestment Development Authority ("CRDA") investments, long-term debt and Series B ESOP convertible preferred stock. The company does not utilize these financial instruments for trading purposes. The company manages its interest rate risk on long-term debt by managing the mix of its fixed-rate and variable-rate debt.

The following table provides information at December 31, 1998, about the company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

                                                       There-         Fair
                      1999  2000   2001   2002   2003  after   Total  Value
Assets
  Other investments
      Fixed rate        --    --    --     --     --   $ 21.0  $ 21.0 $ 21.0
      Average
        interest rate   --    --    --     --     --      4.9%

Liabilities
  Long-term debt,
    including current
    portion
      Fixed rate      $2.4  $3.1  $2.0  $200.9  $ 0.2  $178.4  $387.0 $411.6
      Average
        interest rate  9.8%  9.4%  9.7%   11.0%  10.6%   14.0%

      Variable rate   $0.1  $0.5  $0.6  $  0.5  $53.6  $ 47.8  $103.1 $103.1
      Average
        interest rate*

Series B ESOP
  convertible
  preferred stock
      Fixed rate        --   --     --    --        -- $  7.1  $  7.1 $  7.1
      Average
        dividend rate   --   --     --    --        --    8.0%

* Interest is based upon, at the company's option, a one-, two-, three- or six- month Eurodollar rate plus a margin of 2.5% for the $50 million Term
  Loan and a one-, two-, three- or six month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00% for the Credit Facility. The applicable margin is dependent upon the company's outstanding indebtedness and operating cash flow.

Year 2000

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

  Approach

The company has established a coordinated effort between its corporate level and responsible parties at each of its properties to address the company's response to Year 2000 issues. Among the efforts underway to monitor Year 2000 readiness is each property's monthly submission to the corporate office of a Year 2000 status report, which is then reviewed with each property. The status of each property's Year 2000 readiness is in turn discussed at least quarterly with the Audit Committee of the company's Board of Directors. The company has established a program for the Year 2000 issue that consists of the following phases:

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

     Phase 4 Repair or replace noncompliant systems and testing of those systems for which representation as to Year 2000 compliance has not been received or for which representation was received but has not been confirmed.
  Status

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
              TROPICANA
              ATLANTIC    TROPICANA    RAMADA    CASINO AZTAR CASINO AZTAR
 SYSTEM        CITY       LAS VEGAS    EXPRESS    EVANSVILLE CARUTHERSVILLE
---------    ----------   ---------  ----------- --------------------------
Casino       Conversion    Upgrade     Upgrade      Upgrade     Upgrade
                 *           **
                5/99        Done         6/99         6/99        6/99

Slots         Upgrade      Upgrade    Conversion    Upgrade     Upgrade
                             **           *
                3/99        Done         9/99         3/99        3/99

Hotel        Conversion    Upgrade    Conversion    Upgrade       N/A
                 **
               Done         Done        Done         Done

Financial    Conversion    Upgrade     Upgrade      Upgrade     Upgrade
               Done         Done         6/99         6/99        6/99

Point of
 Sale/        Upgrade      Upgrade    Conversion    Upgrade     Upgrade
Inventory       3/99         6/99        6/99         4/99        4/99

   *  Indicates more significant internal programming also required
  **  Indicates minor internal programming also required

          Non-IT Systems

          The company utilizes embedded technology such as microcontrollers or date-sensitive computer chips in its facilities including, fire safety and security systems, elevators, heating and cooling monitoring systems and surveillance systems ("Non-IT Systems"). The company is in Phase 3 and 4 in the process of ensuring Year 2000 readiness in these Non-IT Systems. Procedures being utilized include: vendor letters to critical Non-IT Systems providers asking for the Year 2000 status for each embedded chip or technology; meetings with vendors who provide maintenance for these Non-IT Systems to assess Year 2000 readiness; and testing of such systems using test data wherever possible. The company expects to have completed Year 2000 compliance on Non-IT Systems by April 1999.

  Costs

The total cost to the company of making its systems Year 2000 compliant is estimated to be approximately $7.9 million. Approximately $7.5 million of this amount relates to the acquisition of new computer hardware and software systems as follows: new hardware and software at Tropicana Atlantic City ($5.7 million); new software at Ramada Express ($1.2 million) and personal computer upgrades and other systems companywide ($0.6 million). These costs will be capitalized and depreciated over their expected useful lives.

The estimated costs related to internal programming modifications and the company's administration of its Year 2000 project are approximately $0.4 million, and such costs are being expensed as incurred. Approximately $0.2 million of these costs were expensed in 1998.

As of December 31, 1998, approximately $5.5 million has been spent on Year 2000 issues. The Year 2000 issue has not caused other company IT system projects to be deferred; in fact, it has accelerated the spending on IT systems overall.

  Risk Assessment

The greatest risk to the company is if one or more of its properties' critical IT systems, such as casino or hotel, or Non-IT Systems, such as cooling or heating, experience problems due to Year 2000 issues which cause business interruptions or customer service problems. The company is also exposed to the risk of possible failure of systems external to the company's operations ("External Risk Factors"). These External Risk Factors arise from the fact that the company's operations, like most businesses, are dependent upon numerous other private, public and governmental entities. While these External Risk Factors are not the responsibility of the company and the remediation of these factors is beyond the company's control, we are attempting to monitor these risks and form contingency plans as warranted.
As a result of these External Risk Factors, the company may be adversely impacted even if its own IT systems and Non-IT Systems are Year 2000 compliant. External Risk Factors being monitored include utility service to the company's properties; banking networks which may affect properties' or customers' access to cash and travel service disruptions to the company's properties. The company believes that any Year 2000 problems, should they arise, would be short-term in nature and not affect the company's liquidity or financial condition. However, because New Year's week is a very busy period for the company's properties, Year 2000 problems at a given property could negatively impact first-quarter 2000 results.

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

Other Matters

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP"). The SOP stipulates that all costs that meet its definition of start-up activities, which the company has referred to as preopening costs, must be expensed as incurred. The provisions of the SOP are effective for fiscal years beginning after December 15, 1998. Upon adoption, entities are required to write off all capitalized start-up costs as a cumulative effect of a change in accounting principle. Entities are not required to report the pro forma effect of retroactive application. The company will adopt this SOP when required. The company's policy has been to capitalize these costs as incurred and to expense them in the period the related facility commences operations.
Adoption of the SOP will have only a prospective effect on the company's financial statements, as there were no capitalized preopening costs at December 31, 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of certain financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 should not be applied retroactively to financial statements of prior periods. The company will adopt SFAS 133 when required. Because of the company's minimal use of derivatives, the company does not anticipate that the adoption of SFAS 133 will have a significant effect on its earnings or its financial position.

In accordance with the FASB Statement of Financial Accounting Standards No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the company performed a review of whether anticipated net cash flows in connection with its Casino Aztar Caruthersville operation will be sufficient to recover the company's investment in that operation. At December 31, 1998, the company had approximately $43 million in carrying value of long-lived assets and certain identifiable intangibles associated with Casino Aztar Caruthersville. In performing this review, the company considered a number of factors, including, but not limited to, anticipated revenues and the duration thereof, expected operating costs, the competitive environment and future legislative and regulatory changes. Although the results of the company's review did not have an effect on the carrying value for Casino Aztar Caruthersville at December 31, 1998, there can be no assurance that this will be true in the future.

Private Securities Litigation Reform Act

Certain information included in Aztar's 1998 Form 10-K and other materials filed or to be filed by the company with the Securities and Exchange Commission ("SEC") (as well as information included in oral statements or other written statements made or to be made by the company including those made in Aztar's 1998 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; refinancing of the company's indebtedness; use of derivatives; and the Year 2000 issue. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the company. These include, but are not limited to, the following factors as well as other factors described from time to time in the company's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 31, 1998
                    1998        1997        1996        1995         1994
                 ----------  ----------  ----------  ----------   ---------
Statement of
 Operations
 Data (in
 thousands)
Revenues          $  806,136 $  782,357  $  777,472  $  572,869   $541,440
Operating income     81,646      67,392      58,943      42,701     69,407
Net interest
 income and
 expense            (57,434)    (60,517)    (56,210)    (47,801)   (46,572)
Equity in
 unconsolidated
 partnership's
 loss                (4,336)     (4,618)     (4,793)     (5,081)    (4,169)
Income taxes         (8,368)      2,185      22,699       5,187     (1,862)
Income (loss)
 before
 extraordinary
 items               11,508       4,442      20,639      (4,994)    16,804
Extraordinary
 items               (1,346)         --          --          --     (2,708)
Net income (loss)    10,162       4,442      20,639      (4,994)    14,096

Common Stock Data
 (per share)
Income (loss)
 before
 extraordinary
 items:
   Income (loss)
     per common
     share       $      .24  $      .08  $      .48  $     (.15)  $    .43
   Income (loss)
     per common
     share
     assuming
     dilution           .23         .08         .46        (.15)       .41
Cash dividends
 declared                --          --          --          --         --
Equity                10.02        9.82        9.76        9.40       9.65

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets     $1,077,702  $1,091,496  $1,119,582  $1,013,238   $915,359
Long-term debt      487,543     491,932     527,006     496,439    430,212
Series B ESOP
 convertible
 preferred
 stock                7,147       6,593       6,022       5,459      4,711
Shareholders'
 equity             454,101     444,038     439,274     359,659    361,368

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









PRICEWATERHOUSECOOPERS LLP






Phoenix, Arizona
February 3, 1999

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
 For the Years Ended December 31, 1998, January 1, 1998 and January 2, 1997
                               (in thousands)

    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:
 1998               $  17,919    $  14,913(a)    $   7,536(b)  $  25,296
 1997                  11,261       12,944(a)        6,286(b)     17,919
 1996                   9,905        5,892(a)        4,536(b)     11,261

Deferred income
 tax asset
 valuation
 allowance:
 1998               $   4,881    $     303(a)    $   1,841(c)  $   3,343
 1997                   4,328        1,206(a)          653(b)      4,881
 1996                   8,196          718(a)        4,586(c)      4,328

Valuation allowance
 for interest
 differential on CRDA
 deposits
 1998               $   6,706    $      52(a)    $       6(d)  $   6,452
                                                       300(e)
 1997                   6,425          569(a)          288(d)      6,706
 1996                   5,927          729(a)          231(d)      6,425

(a)  Charged to costs and expenses.

(b)  Related assets charged against the account.

(c)  Reflects reductions of $1,715,000 and $3,641,000 in 1998 and 1996, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 1998 and 1996 represented charges of deferred tax assets against the valuation allowance account.

(d)  Reflects transfer to unamortized discount for the issuance of CRDA bonds.

(e) Reflects reduction with a corresponding decrease in assets in connection with the purchase of assets with funds deposited with the CRDA.

EXHIBIT INDEX
-------------
3.1 Restated Certificate of Incorporation, filed as Exhibit 3.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

3.2 Second Amended and Restated By-Laws of Aztar Corporation, as adopted February 25, 1998, filed as Exhibit 3 to Aztar
          Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

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

*10.3(b) Amendment to Severance Agreement, dated March 23, 1998, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------
*10.3(c) Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(d) Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit
          10.2 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*10.3(e) Severance Agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(f) Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as
          Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*10.3(g) Severance Agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(h) Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit
          10.4 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*10.3(i) Severance Agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(j) Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*10.3(k) Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*10.3(l) Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit
          10.6 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.




*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------
10.4(a) Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

10.4(b) Amendment No. 1, dated October 8, 1998, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended October 1, 1998 and incorporated herein by reference.

10.4(c) Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
10.7(a) Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit
          2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
10.14 Second Amended and Restated Loan Agreement, dated October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Societe Generale and Midlantic Bank, N.A., as lead managers; Bank One, Arizona, N A and Credit Lyonnais, as co-agents; Bankers Trust Company, as co-managing agent; and, Bank of America National Trust and Savings Association, as managing agent, filed as Exhibit 10.14 to Aztar Corporation's 1994 Form 10-K and incorporated herein by reference.

10.14(a) Amendment No. 1, dated as of May 28, 1998, to Second Amended and Restated Loan Agreement dated as of October 4, 1994, among Tropicana Enterprises, Hotel Ramada of Nevada and the banks therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

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

10.19 Option Agreement, dated February 2, 1998, among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada, filed as Exhibit 99.2 to Aztar Corporation's Form 8-K/A, dated February 3, 1998, and incorporated herein by reference.

**10.19(a)First Amendment to Option Agreement, dated January 28, 1999, to
          Option Agreement, dated February 2, 1998, by and among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada.


*Indicates a management contract or compensatory plan or arrangement.

**Filed herewith

EXHIBIT INDEX
-------------

**21.     Subsidiaries of Aztar Corporation.

**23.     Consent of PricewaterhouseCoopers LLP

**27.     Financial Data Schedule.
















































**Filed herewith