Form 10-Q
period 1999-04-01
AZTAR CORP
filed 1999-05-13
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1999
                               ---------------
                             OR
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

At April 29, 1999, the registrant had outstanding 45,397,619 shares of its common stock, $.01 par value.

                   AZTAR CORPORATION AND SUBSIDIARIES
                                FORM 10-Q

                                  INDEX








PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets at April 1, 1999 and
            December 31, 1998                                         3

            Consolidated Statements of Operations for the quarters
            ended April 1, 1999 and April 2, 1998                     5

            Consolidated Statements of Cash Flows for the quarters
            ended April 1, 1999 and April 2, 1998                     6

            Consolidated Statements of Shareholders' Equity for
            the quarters ended April 1, 1999 and April 2, 1998        8

            Notes to Consolidated Financial Statements                9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      13

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              20

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                         20

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                               April 1,        December 31,
                                                 1999             1998
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   40,606       $   58,600
  Accounts receivable, net                        28,097           31,496
  Inventories                                      6,718            6,496
  Prepaid expenses                                10,585            9,234
  Deferred income taxes, net                      15,957           15,957
                                              ----------       ----------
    Total current assets                         101,963          121,783

Investments in and advances to
  unconsolidated partnership                       8,222            8,437
Other investments                                 21,762           21,005

Property and equipment:
  Buildings, riverboats and equipment, net       770,287          778,420
  Land                                            99,035           99,035
  Construction in progress                         4,530            2,153
  Leased under capital leases, net                 6,890            7,782
                                              ----------       ----------
                                                 880,742          887,390

Deferred charges and other assets                 40,122           39,087
                                              ----------       ----------

                                              $1,052,811       $1,077,702
                                              ==========       ==========


















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                             April 1,        December 31,
                                               1999             1998
                                            ----------       ----------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   49,221       $   52,935
  Accrued payroll and employee benefits         23,666           26,208
  Accrued interest payable                         877           12,608
  Income taxes payable                           2,248            3,185
  Current portion of long-term debt              2,505            2,537
  Current portion of other long-term
    liabilities                                  2,918            2,921
                                            ----------       ----------
    Total current liabilities                   81,435          100,394

Long-term debt                                 478,831          487,543
Other long-term liabilities                     22,480           22,882
Deferred income taxes                            6,014            5,635
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $7,252 and $7,147)           7,252            7,147

Shareholders' equity:
  Common stock, $.01 par value (45,342,745
    and 45,337,834 shares outstanding)             492              492
  Paid-in capital                              412,528          412,528
  Retained earnings                             60,905           58,207
  Less: Treasury stock                         (17,126)         (17,126)
                                            ----------       ----------
    Total shareholders' equity                 456,799          454,101
                                            ----------       ----------

                                            $1,052,811       $1,077,702
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              For the periods ended April 1, 1999 and April 2, 1998
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                                              First Quarter
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Revenues
  Casino                                                   $154,185  $164,291
  Rooms                                                      15,565    12,052
  Food and beverage                                          13,239    13,047
  Other                                                       7,555     7,435
                                                           --------  --------
                                                            190,544   196,825
Costs and expenses
  Casino                                                     70,038    76,192
  Rooms                                                       8,229     7,140
  Food and beverage                                          13,607    13,089
  Other                                                       7,171     6,399
  Marketing                                                  19,616    21,211
  General and administrative                                 17,959    19,521
  Utilities                                                   3,069     2,883
  Repairs and maintenance                                     6,212     5,985
  Provision for doubtful accounts                             1,824     2,992
  Property taxes and insurance                                5,909     6,064
  Rent                                                        3,996     5,439
  Depreciation and amortization                              13,244    13,044
                                                           --------  --------
                                                            170,874   179,959
                                                           --------  --------
Operating income                                             19,670    16,866

  Interest income                                               417       416
  Interest expense                                          (14,285)  (15,136)
                                                           --------  --------
Income before other items and income taxes                    5,802     2,146

  Equity in unconsolidated partnership's loss                (1,008)   (1,125)
                                                           --------  --------
Income before income taxes                                    4,794     1,021

  Income taxes                                               (1,942)     (403)
                                                           --------  --------
Net income                                                 $  2,852  $    618
                                                           ========  ========

Net income per common share                                $    .06  $    .01

Net income per common share assuming dilution              $    .06  $    .01

Weighted-average common shares applicable to:
  Net income per common share                                45,340    45,202
  Net income per common share assuming dilution              46,467    46,942

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
              For the periods ended April 1, 1999 and April 2, 1998
         ---------------------------------------------------------------
                                 (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          1999       1998
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   2,852   $     618
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          13,698      13,732
   Provision for losses on accounts receivable             1,824       2,992
   Loss on reinvestment obligation                            19         219
   Rent expense                                             (246)       (247)
   Distribution in excess of equity in income
     of partnership                                          215         231
   Deferred income taxes                                     379          89
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable            1,940       4,386
     (Increase) decrease in inventories and
       prepaid expenses                                   (1,613)        782
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable         (19,333)    (17,102)
     Other items, net                                         86       1,017
                                                       ---------   ---------
  Net cash provided by (used in) operating activities       (179)      6,717
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        823         722
Purchases of property and equipment                       (5,812)     (3,862)
Additions to other long-term assets                       (3,191)     (3,090)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities     (8,180)     (6,230)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  58,700      84,700
Proceeds from issuance of common stock                        --          20
Principal payments on long-term debt                     (67,422)    (99,029)
Principal payments on other long-term liabilities           (325)       (325)
Debt issuance costs                                         (125)         --
Preferred stock dividend                                    (312)       (329)
Redemption of preferred stock                               (151)       (121)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities     (9,635)    (15,084)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (17,994)    (14,597)
Cash and cash equivalents at beginning of period          58,600      46,129
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  40,606   $  31,532
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
             For the periods ended April 1, 1999 and April 2, 1998
        ---------------------------------------------------------------
                                (in thousands)
                                                              First Quarter
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                         $      16   $  2,322
 Tax benefit from stock options and preferred stock
   dividend                                                      7         18

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                $  25,523   $ 27,307
 Income taxes paid (refunded)                                2,493         --

































[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
             For the periods ended April 1, 1999 and April 2, 1998
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                          First Quarter
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Common stock:
 Beginning and ending balance                         $    492    $    491
                                                      --------    --------

Paid-in capital:
 Beginning balance                                     412,528     412,029
 Stock options exercised for 3,405 shares in 1998           --          20
 Tax benefit from stock options exercised                   --           4
                                                      --------    --------
   Ending balance                                      412,528     412,053
                                                      --------    --------
Retained earnings:
 Beginning balance                                      58,207      48,654
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $7 and $14                (154)       (154)
 Net income                                              2,852         618
                                                      --------    --------
   Ending balance                                       60,905      49,118
                                                      --------    --------
Treasury stock:
 Beginning and ending balance                          (17,126)    (17,126)
                                                      --------    --------

Unearned compensation:
 Beginning balance                                          --         (10)
 Amortization                                               --           9
                                                      --------    --------
   Ending balance                                           --          (1)
                                                      --------    --------

                                                      $456,799    $444,535
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters ended 1999 or 1998. Capitalized costs related to various development projects, included in deferred charges and other assets, were $4,663,000 and $2,630,000 at April 1, 1999 and December 31, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
April 1, 1999 and April 2, 1998 (in thousands):
                                                       First Quarter
                                                   -------------------
                                                     1999       1998
                                                   --------   --------
   Revenues                                        $  4,257   $  4,122
   Operating expenses                                  (684)      (684)
                                                   --------   --------
   Operating income                                   3,573      3,438
   Interest expense                                  (1,037)    (1,292)
                                                   --------   --------
     Net income                                    $  2,536   $  2,146
                                                   ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                                      First Quarter
                                                   -------------------
                                                     1999       1998
                                                   --------   --------
Equity in unconsolidated
    partnership's loss                             $ (1,008)  $ (1,125)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

Long-term debt consists of the following (in thousands):
                                                   April 1,    December 31,
                                                     1999         1998
                                                  ----------   ----------
    11% Senior Subordinated Notes Due 2002
       ("11% Notes")                               $200,000     $200,000
    13 3/4% Senior Subordinated Notes Due 2004
       ("13 3/4% Notes")                            178,293      178,243
    Reducing revolving credit note ("Revolver");
       floating rate, 6.76% at April 1, 1999;
       matures June 30, 2003                         45,000       53,100
    Term loan ("Term Loan"); floating rate, 7.62%
       at April 1, 1999; matures June 30, 2005       50,000       50,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                          847          868
    Obligations under capital leases                  7,196        7,869
                                                   --------     --------
                                                    481,336      490,080
    Less current portion                             (2,505)      (2,537)
                                                   --------     --------
                                                   $478,831     $487,543
                                                   ========     ========

Note 4:  Other Long-term Liabilities
-------------------------------------

Other long-term liabilities consist of the following (in thousands):
                                                   April 1,    December 31,
                                                     1999         1998
                                                  ----------   ----------
    Deferred compensation and retirement plans    $ 12,037     $ 11,871
    Accrued rent expense                            10,181       10,427
    Obligation to City of Evansville and
      other civic and community organizations        2,738        3,050
    Las Vegas Boulevard beautification assessment      442          455
                                                  --------     --------
                                                    25,398       25,803
    Less current portion                            (2,918)      (2,921)
                                                  --------     --------
                                                  $ 22,480     $ 22,882
                                                  ========     ========

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. The IRS is examining the income tax returns for the years 1992 through 1996. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 1995 through 1997. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 6:  Earnings Per Share
-----------------------------
Net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Net income per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended April 1, 1999 and April 2,
1998, are as follows:
                                                          First Quarter
                                                        ------------------
                                                          1999      1998
                                                        --------  --------
Net income                                              $  2,852  $    618

Less: preferred stock dividends and losses on
  redemption (net of income tax benefits of $7
  and $14, credited to retained earnings)                   (154)     (154)
                                                        --------  --------
Net income applicable to computations                   $  2,698  $    464
                                                        ========  ========
Weighted-average common shares applicable to net
  income per common share                                 45,340    45,202

Effect of dilutive securities:
  Stock option incremental shares                            299       861
  Assumed conversion of preferred stock                      828       879
                                                        --------  --------
                                                           1,127     1,740
                                                        --------  --------
Weighted-average common shares applicable to net
  income per common share assuming dilution               46,467    46,942
                                                        ========  ========

Net income per common share                             $    .06  $    .01
                                                        ========  ========
Net income per common share assuming dilution           $    .06  $    .01
                                                        ========  ========

Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Contingencies and Commitments (continued)
--------------------------------------------------
lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,892,000 and $3,894,000 at April 1, 1999 and December 31, 1998,
respectively.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $11,000,000 at April 1, 1999.

Note 8:  Subsequent Events
--------------------------
On April 7, 1999, the Company redeemed $75,000,000 principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest. The redemption was paid with proceeds from borrowings under the Revolver.

On May 3, 1999, the Company issued $235,000,000 principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("Notes"). Interest is payable on May 15 and November 15, beginning on November 15, 1999. The net proceeds from the issuance of the Notes, after payment of the fees and expenses of the issuance, were approximately $228,700,000. A portion of the net proceeds of the Notes will be used to redeem the remaining $125,000,000 principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest. The balance of the net proceeds of the Notes will be used to repay a portion of the outstanding borrowings under the Revolver.

In connection with the redemptions of the 11% Notes, the Company expects to expense the redemption premiums and the remaining unamortized deferred financing charges associated with the 11% Notes in the 1999 second quarter. This expense will be reflected as an extraordinary loss and shown net of an income tax benefit. The net expense is currently estimated to be approximately $4,100,000.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis

Financial Condition

On April 7, 1999, the Company redeemed $75 million principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest. The redemption was paid with proceeds from borrowings under the Revolver.

On May 3, 1999, the Company issued $235 million principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("Notes"). Interest is payable on May 15 and November 15, beginning on November 15, 1999. The net proceeds from the issuance of the Notes, after payment of the fees and expenses of the issuance, were approximately $228.7 million. A portion of the net proceeds of the Notes will be used to redeem the remaining $125 million principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest. The balance of the net proceeds of the Notes will be used to repay a portion of the outstanding borrowings under the Revolver.

In connection with the redemptions of the 11% Notes, the Company expects to expense the redemption premiums and the remaining unamortized deferred financing charges associated with the 11% Notes in the 1999 second quarter. This expense will be reflected as an extraordinary loss and shown net of an income tax benefit. The net expense is currently estimated to be approximately $4.1 million.

Results of Operations

Quarter Ended April 1, 1999 Compared to Quarter Ended April 2, 1998

The Company's consolidated revenues in the 1999 first quarter were $190.5 million compared to $196.8 million in the 1998 first quarter. Consolidated casino revenue was $10.1 million or 6% lower in the 1999 versus 1998 first quarter, reflecting decreases at all properties except for Ramada Express, which had an increase. The declines in casino revenue at Tropicana Atlantic City and the Company's riverboat properties were due in part to bad winter weather. Consolidated rooms revenue was $3.5 million or 29% higher in the 1999 versus 1998 first quarter, primarily reflecting increases at the Company's properties in Nevada. Consolidated operating income was $19.7 million in the 1999 first quarter, a 17% improvement over $16.9 million in the 1998 first quarter. Consolidated rent expense was $1.4 million or 27% lower in the 1999 versus 1998 first quarter due to a decreased number of operating leases at Tropicana Atlantic City as a result of a shift from operating leases to capital leases or ownership. The consolidated provision for doubtful accounts was $1.2 million or 39% lower in the 1999 versus 1998 first quarter, reflecting decreases in the allowance for potential uncollectible markers at Tropicana Atlantic City and Tropicana Las Vegas as a result of a lower volume of table games play at those properties.

Consolidated interest expense was $0.9 million or 6% lower in the 1999 versus 1998 first quarter primarily as a result of lower levels of debt outstanding.

For a discussion of income taxes, refer to "Note 5: Income Taxes".

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $97.3 million in the 1999 first quarter, down 3% from $100.1 million in the 1998 first quarter. Casino revenue was 3% lower in the 1999 versus 1998 first quarter, primarily reflecting an 11% decrease in games revenue, partially offset by a 2% increase in slot revenue. The decline in games revenue was a result of a decrease in the volume of play due in large part to bad winter weather in January.

Tropicana Atlantic City had operating income of $14.7 million in the 1999 first quarter, a 6% improvement over $13.9 million in the 1998 first quarter. Casino costs were 2% lower in the 1999 versus 1998 first quarter due to the decrease in casino revenue. The provision for doubtful accounts was $0.7 million lower in the 1999 versus 1998 first quarter, reflecting a decrease as a result of the lower volume of table games play. Operating income is after rent and depreciation and amortization expenses. Rent expense decreased to $0.5 million in the 1999 first quarter from $1.9 million in the 1998 first quarter due to a decreased number of operating leases as a result of a shift from operating leases to capital leases or ownership. Depreciation and amortization was $6.3 million in the first quarter of 1999 compared to $5.5 million in the first quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $35.8 million in the 1999 first quarter, a 5% decrease from $37.6 million in the 1998 first quarter. Casino revenue was 21% lower in the 1999 versus 1998 first quarter, primarily due to a 45% decrease in games revenue combined with a 6% decrease in slot revenue. Almost half of the decrease in games revenue was attributable to lower baccarat revenue, which decreased as a result of an 89% decline in the volume of play as the Las Vegas Tropicana continued its program to reduce the increasingly expensive high-end games business. Rooms revenue was $2.8 million or 41% higher in the 1999 versus 1998 first quarter as a result of increased occupancy and average daily rate.

Tropicana Las Vegas had an operating loss of $1.9 million in the 1999 first quarter compared to $3.5 million in the 1998 first quarter. Casino costs were 25% lower in the 1999 versus 1998 first quarter, primarily due to the decrease in casino revenues. Consistent with the increase in rooms revenue, rooms costs were 16% higher in the 1999 versus 1998 first quarter. The provision for doubtful accounts was $0.5 million lower in the 1999 versus 1998 first quarter as a result of a lower volume of baccarat play. Operating loss is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 1999 first quarter compared with $2.5 million in the 1998 first quarter. Depreciation and amortization was $2.5 million in both periods.

RAMADA EXPRESS At Ramada Express, total revenues were $25.2 million in the 1999 first quarter, up 18% from $21.3 million in the 1998 first quarter. Operating income was $5.3 million in the 1999 first quarter, an 84% improvement over $2.9 million in the 1998 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 1999 first quarter compared to $0.1 million in the 1998 first quarter. Depreciation and amortization was $1.1 million in the 1999 first quarter compared to $1.7 million in the 1998 first quarter.

                      AZTAR CORPORATION AND SUBSIDIARIES


CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $26.4 million in the 1999 first quarter, down 16% from $31.3 million in last year's first quarter. Casino revenue was down 16% in the 1999 versus 1998 first quarter. The introduction in November 1998 of a riverboat casino in the Louisville, Kentucky area, in combination with severe winter weather in January and March of 1999, negatively impacted results at Casino Aztar Evansville. Operating income was $5.0 million in the 1999 first quarter, a 37% decrease from $8.0 million in the 1998 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in both periods and depreciation and amortization was $2.4 million in both periods.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $5.8 million in the 1999 first quarter, a 10% decrease from $6.5 million in the 1998 first quarter due in large part to unfavorable weather. Casino Aztar Caruthersville had an operating loss of $41,000 in the first quarter of 1999 compared to $0.3 million in the first quarter of 1998. Operating loss is after depreciation and amortization of $0.8 million in both periods.

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

  Approach

The Company has established a coordinated effort between its corporate level and responsible parties at each of its properties to address Year 2000 issues. The Company requires each property to submit a monthly status report to the corporate office, which is then reviewed with each property. The audit committee of Aztar's board of directors discusses the status of each property's Year 2000 readiness at least quarterly. The Company's Year 2000 readiness program consists of four phases:

                      AZTAR CORPORATION AND SUBSIDIARIES

     Phase 1 Compile an inventory of information technology (IT) and non-IT systems that may be sensitive to the Year 2000 problem.

     Phase 2 Identify and prioritize the critical systems from the inventory of systems compiled in Phase 1 and inquire of third parties with whom the Company does significant business, such as vendors and suppliers, as to the state of their Year 2000 readiness.

     Phase 3 Analyse the critical systems to determine which systems are not Year 2000 compliant and evaluate the costs to repair or replace those systems.

     Phase 4 Repair or replace noncompliant systems and test those systems for which representation as to Year 2000 compliance has not been received or for which representation was received but has not been confirmed.

  Status

                IT Systems

                The Company utilizes software purchased from vendors in virtually all critical technology systems at its properties. In certain instances, such vendor-supplied software is modified through the use of internal programming to enhance these systems. In many cases, the solution to the Year 2000 issue is simply to install a vendor-tested software upgrade ("Upgrade") and further test the Upgrade through internally generated test data. In other cases, the Company is purchasing and installing new vendor software ("Conversion") that is Year 2000 compliant. The cost and effort to install and test new software systems is more extensive than the aforementioned Upgrade and therefore these Conversions contain a greater risk to the Company.

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

                      AZTAR CORPORATION AND SUBSIDIARIES

              TROPICANA
              ATLANTIC    TROPICANA    RAMADA    CASINO AZTAR   CASINO AZTAR
 SYSTEM        CITY       LAS VEGAS    EXPRESS    EVANSVILLE   CARUTHERSVILLE
---------    ----------   ---------  ----------- ------------  --------------
Casino       Conversion    Upgrade     Upgrade      Upgrade        Upgrade
                 *           **
               6/99         Done        7/99         7/99           7/99

Slots         Upgrade      Upgrade    Conversion    Upgrade        Upgrade
                             **           *
               Done         Done        9/99         6/99           Done

Hotel        Conversion    Upgrade    Conversion    Upgrade         N/A
                 **
               Done         Done        Done         Done

Financial    Conversion    Upgrade     Upgrade      Upgrade        Upgrade
               Done         Done        6/99         6/99           6/99

Point of
 Sale/        Upgrade      Upgrade    Conversion    Upgrade        Upgrade
Inventory      Done         7/99        6/99         Done           5/99

   * Indicates more significant internal programming also required ** Indicates minor internal programming also required

          Non-IT Systems

          The Company utilizes embedded technology such as microcontrollers or date-sensitive computer chips in its facilities, including fire safety and security systems, elevators, heating and cooling monitoring systems and surveillance systems ("Non-IT Systems").
          The Company is in Phase 3 and 4 in the process of ensuring Year 2000 readiness in these Non-IT Systems. Procedures being utilized include: sending letters to vendors of critical Non-IT Systems asking for the Year 2000 status for each embedded chip or technology; meetings with vendors who provide maintenance for these Non-IT Systems to assess Year 2000 readiness; and testing of such systems using test data wherever possible. The Company expects to substantially complete Year 2000 compliance on critical Non-IT Systems by June 1999.

  Costs

The total cost to the Company of making its systems Year 2000 compliant is estimated to be approximately $7.9 million. Approximately $7.5 million of this amount relates to the acquisition of new computer hardware and software systems as follows: new hardware and software at Tropicana Atlantic City ($5.7 million); new software at Ramada Express ($1.2 million) and personal computer upgrades and other systems company-wide ($0.6 million). These costs will be capitalized and depreciated over their expected useful lives.

                      AZTAR CORPORATION AND SUBSIDIARIES

The estimated costs related to internal programming modifications and the Company's administration of its Year 2000 project are approximately $0.4 million, and such costs are being expensed as incurred. Approximately $40,000 of these costs were expensed in the quarter ended April 1, 1999 and approximately $0.2 million were expensed in 1998.

As of April 1, 1999, approximately $6.5 million has been spent on Year 2000 issues. The Year 2000 issue has not caused other Company IT system projects to be deferred; in fact, it has accelerated the spending on IT systems overall.

  Risk Assessment

The greatest risk to the Company is if one or more of its properties' critical IT systems, such as casino or hotel, or Non-IT Systems, such as cooling or heating, experience problems due to Year 2000 issues which cause business interruptions or customer service problems. The Company is also exposed to the risk of possible failure of systems external to the Company's operations ("External Risk Factors"). These External Risk Factors arise from the fact that the Company's operations, like most businesses, are dependent upon numerous other private, pubic and governmental entities. While these External Risk Factors are not the responsibility of the Company and the remediation of these factors is beyond the Company's control, we are attempting to monitor these risks and form contingency plans as warranted.
As a result of these External Risk Factors, the Company may be adversely impacted even if its own IT systems and Non-IT Systems are Year 2000 compliant. External Risk Factors being monitored include utility service to the Company's properties; banking networks which may affect properties' or customers' access to cash and travel service disruptions to the Company's properties. The Company believes that any Year 2000 problems, should they arise, would be short-term in nature and not affect the Company's liquidity or financial condition. However, because New Year's week is a very busy period for the Company's properties, Year 2000 problems at a given property could negatively impact first-quarter 2000 results.

  Contingency Plans

Contingency plans are being developed, by property, considering risk levels of non-compliance as the Year 2000 implementation and testing process continues. On an on-going basis, each property maintains certain emergency manual procedures and back-up plans and such plans are being enhanced to deal with potential Year 2000 problems should they arise.

                      AZTAR CORPORATION AND SUBSIDIARIES

Other Matters

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

Private Securities Litigation Reform Act

Certain information included in Aztar's 1998 Form 10-K, this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission ("SEC")(as well as information included in oral statements or other written statements made or to be made by the Company including those made in Aztar's 1998 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; refinancing of the Company's indebtedness; use of derivates; and the Year 2000 issue. These activities involve important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. These include, but are not limited to, the following factors as well as other factors described from time to time in the Company's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, see "Note 8: Subsequent Events" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

                          PART - II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits                                                       Page No.
                                                                   ----------
      10.1  Amendment No. 2, dated March 5, 1999, to
            Amended and Restated Reducing Revolving Loan
            Agreement, dated as of May 28, 1998, among
            Aztar Corporation and the lenders therein
            named; Bankers Trust Company and Societe
            Generale, as documentation agents; Bank of
            Scotland, Credit Lyonnais Los Angeles Branch
            and PNC Bank, National Association, as co-
            agents; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

      27.   Financial Data Schedule.                                   *

      * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

            All other exhibits have been omitted because the information is either not required or not applicable.

 (b) Reports on Form 8-K

        On April 19, 1999, the Company filed a report on Form 8-K under Item
        5. Other Events to file, as Exhibit 99.1, a news release issued by the Registrant on April 19, 1999, reporting an anticipated offering by the Company of $200,000,000 in aggregate principal amount of Senior Subordinated Notes due 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933.

        On April 28, 1999, the Company filed a report on Form 8-K under Item
        5. Other Events to file, as Exhibit 99.1, a news release issued by the Registrant on April 27, 1999, reporting an anticipated offering by the Company of $235,000,000 in aggregate principal amount of Senior Subordinated Notes due May 15, 2007 in a private placement pursuant to Rule 144A under the Securities Act of 1933.

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





Date  May 13, 1999               By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

10.1 Amendment No. 2, dated March 5, 1999, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

27.   Financial Data Schedule.