Form 10-Q
period 1999-07-01
AZTAR CORP
filed 1999-08-11
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1999
                               ---------------
                             OR
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

At July 29, 1999, the registrant had outstanding 44,569,004 shares of its common stock, $.01 par value.







                   AZTAR CORPORATION AND SUBSIDIARIES
                                FORM 10-Q

                                  INDEX








PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets at July 1, 1999 and
            December 31, 1998                                         3

            Consolidated Statements of Operations for the quarters
            and six months ended July 1, 1999 and July 2, 1998        5

            Consolidated Statements of Cash Flows for the six months
            ended July 1, 1999 and July 2, 1998                       7

            Consolidated Statements of Shareholders' Equity for
            the six months ended July 1, 1999 and July 2, 1998        9

            Notes to Consolidated Financial Statements               10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      15

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              23

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                        23

   Item 4.  Submission of Matters to a Vote of Security Holders      23

   Item 6.  Exhibits and Reports on Form 8-K                         24

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                                July 1,        December 31,
                                                 1999             1998
                                              ----------       ----------
Assets
Current assets:
  Cash and cash equivalents                   $   43,991       $   58,600
  Accounts receivable, net                        26,457           31,496
  Refundable income taxes                             52               --
  Inventories                                      6,954            6,496
  Prepaid expenses                                12,236            9,234
  Deferred income taxes, net                      15,957           15,957
                                              ----------       ----------
    Total current assets                         105,647          121,783

Investments in and advances to
  unconsolidated partnership                       8,031            8,437
Other investments                                 20,628           21,005

Property and equipment:
  Buildings, riverboats and equipment, net       760,954          778,420
  Land                                            99,035           99,035
  Construction in progress                        10,214            2,153
  Leased under capital leases, net                 6,052            7,782
                                              ----------       ----------
                                                 876,255          887,390

Deferred charges and other assets                 42,776           39,087
                                              ----------       ----------

                                              $1,053,337       $1,077,702
                                              ==========       ==========


















[FN]
The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                              July 1,        December 31,
                                               1999             1998
                                            ----------       ----------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   55,512       $   52,935
  Accrued payroll and employee benefits         24,988           26,208
  Accrued interest payable                      10,030           12,608
  Income taxes payable                              --            3,185
  Current portion of long-term debt              3,738            2,537
  Current portion of other long-term
    liabilities                                  2,959            2,921
                                            ----------       ----------
    Total current liabilities                   97,227          100,394

Long-term debt                                 467,000          487,543
Other long-term liabilities                     22,058           22,882
Deferred income taxes                            6,262            5,635
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $7,176 and $7,147)           7,176            7,147

Shareholders' equity:
  Common stock, $.01 par value (44,762,794
    and 45,337,834 shares outstanding)             493              492
  Paid-in capital                              412,999          412,528
  Retained earnings                             62,602           58,207
  Less: Treasury stock                         (22,480)         (17,126)
                                            ----------       ----------
    Total shareholders' equity                 453,614          454,101
                                            ----------       ----------

                                            $1,053,337       $1,077,702
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               For the periods ended July 1, 1999 and July 2, 1998
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                        Second Quarter         Six Months
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Revenues
  Casino                              $166,078  $167,135   $320,263  $331,426
  Rooms                                 17,447    14,645     33,012    26,697
  Food and beverage                     14,080    13,605     27,319    26,652
  Other                                  9,126     7,783     16,681    15,218
                                      --------  --------   --------  --------
                                       206,731   203,168    397,275   399,993
Costs and expenses
  Casino                                72,622    74,627    142,660   150,819
  Rooms                                  9,346     8,260     17,575    15,400
  Food and beverage                     14,252    13,652     27,859    26,741
  Other                                  7,817     6,627     14,988    13,026
  Marketing                             23,541    22,007     43,157    43,218
  General and administrative            18,446    18,891     36,405    38,412
  Utilities                              3,293     3,127      6,362     6,010
  Repairs and maintenance                6,845     6,347     13,057    12,332
  Provision for doubtful accounts        2,424     3,692      4,248     6,684
  Property taxes and insurance           5,855     5,963     11,764    12,027
  Rent                                   4,414     4,781      8,410    10,220
  Depreciation and amortization         13,350    13,612     26,594    26,656
                                      --------  --------   --------  --------
                                       182,205   181,586    353,079   361,545
                                      --------  --------   --------  --------
Operating income                        24,526    21,582     44,196    38,448

  Interest income                          544       923        961     1,339
  Interest expense                     (14,781)  (15,246)   (29,066)  (30,382)
                                      --------  --------   --------  --------
Income before other items, income
  taxes and extraordinary items         10,289     7,259     16,091     9,405

  Equity in unconsolidated
    partnership's loss                    (957)   (1,113)    (1,965)   (2,238)
                                      --------  --------   --------  --------
Income before income taxes
  and extraordinary items                9,332     6,146     14,126     7,167

  Income taxes                          (3,419)   (2,427)    (5,361)   (2,830)
                                      --------  --------   --------  --------
Income before extraordinary items        5,913     3,719      8,765     4,337

  Extraordinary items                   (4,073)   (1,346)    (4,073)   (1,346)
                                      --------  --------   --------  --------
Net income                            $  1,840  $  2,373   $  4,692  $  2,991
                                      ========  ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
               For the periods ended July 1, 1999 and July 2, 1998
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                        Second Quarter         Six Months
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Earnings per common share:
  Income before extraordinary items   $    .13  $    .08   $    .19  $    .09
  Extraordinary items                     (.09)     (.03)      (.09)     (.03)
                                      --------  --------   --------  --------
  Net income                          $    .04  $    .05   $    .10  $    .06
                                      ========  ========   ========  ========
Earnings per common share assuming
  dilution:
  Income before extraordinary items   $    .13  $    .08   $    .18  $    .09
  Extraordinary items                     (.09)     (.03)      (.09)     (.03)
                                      --------  --------   --------  --------
  Net income                          $    .04  $    .05   $    .09  $    .06
                                      ========  ========   ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share             45,268    45,223     45,304    45,213
  Earnings per common share assuming
    dilution                            46,719    46,737     46,593    46,839

























[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               For the periods ended July 1, 1999 and July 2, 1998
         ---------------------------------------------------------------
                                 (in thousands)
                                                             Six Months
                                                       ---------------------
                                                          1999       1998
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $   4,692   $   2,991
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          27,603      27,944
   Provision for losses on accounts receivable             4,248       6,684
   Loss on early retirement of debt                        6,266       2,071
   Loss on reinvestment obligation                           434         186
   Rent expense                                             (476)       (478)
   Distribution in excess of equity in income
     of partnership                                          406         465
   Deferred income taxes                                     627         309
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable            2,847      (1,925)
     (Increase) decrease in refundable income taxes          (52)         --
     (Increase) decrease in inventories and
       prepaid expenses                                   (3,541)        (43)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable          (4,620)       (843)
     Other items, net                                        168       1,092
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     38,602      38,453
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                        823         722
Reduction in other investments                               267         564
Purchases of property and equipment                      (13,870)    (14,711)
Additions to other long-term assets                       (5,089)     (5,154)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (17,869)    (18,579)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 407,400     353,800
Proceeds from issuance of common stock                       393          84
Principal payments on long-term debt                    (426,797)   (382,932)
Premium paid on early retirement of debt                  (3,142)         --
Principal payments on other long-term liabilities           (638)       (638)
Debt issuance costs                                       (6,406)     (2,139)
Repurchase of common stock                                (5,354)         --
Preferred stock dividend                                    (314)       (329)
Redemption of preferred stock                               (484)       (245)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (35,342)    (32,399)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents     (14,609)    (12,525)
Cash and cash equivalents at beginning of period          58,600      46,129
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  43,991   $  33,604
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.
                                        7

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
              For the periods ended July 1, 1999 and July 2, 1998
        ---------------------------------------------------------------
                                (in thousands)
                                                               Six Months
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                         $      16   $  7,847
 Tax benefit from stock options and preferred stock
   dividend                                                     89         60

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                $  30,635   $ 29,781
 Income taxes paid (refunded)                                5,689        175

































[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
              For the periods ended July 1, 1999 and July 2, 1998
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                           Six Months
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Common stock:
 Beginning balance                                    $    492    $    491
 Stock options exercised for 86,667 and 23,405 shares        1          --
                                                      --------    --------
   Ending balance                                          493         491
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     412,528     412,029
 Stock options exercised                                   392          84
 Tax benefit from stock options exercised                   79          35
                                                      --------    --------
   Ending balance                                      412,999     412,148
                                                      --------    --------
Retained earnings:
 Beginning balance                                      58,207      48,654
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $10 and $25               (297)       (302)
 Net income                                              4,692       2,991
                                                      --------    --------
   Ending balance                                       62,602      51,343
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,126)    (17,126)
 Repurchase of 669,500 shares of common stock,
   at cost, in 1999                                     (5,354)         --
                                                      --------    --------
   Ending balance                                      (22,480)    (17,126)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                          --         (10)
 Amortization                                               --          10
                                                      --------    --------
   Ending balance                                           --          --
                                                      --------    --------

                                                      $453,614    $446,856
                                                      ========    ========







[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1:  General
----------------
The consolidated financial statements reflect all adjustments, such adjustments being normal recurring accruals, which are necessary, in the opinion of management, for the fair presentation of the results of the interim periods; interim results, however, may not be indicative of the results for the full year.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or six months ended 1999 or 1998. Capitalized costs related to various development projects, included in deferred charges and other assets, were $4,970,000 and $2,630,000 at July 1, 1999 and December 31, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Consolidated Statement of Cash Flows in order to be comparable with the 1999 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
July 1, 1999 and July 2, 1998 (in thousands):
                              Second Quarter            Six Months
                            -------------------    -------------------
                              1999       1998        1999       1998
                            --------   --------    --------   --------
   Revenues                 $  4,283   $  4,083    $  8,540   $  8,205
   Operating expenses           (691)      (691)     (1,375)    (1,375)
                            --------   --------    --------   --------
   Operating income            3,592      3,392       7,165      6,830
   Interest expense           (1,010)    (1,240)     (2,047)    (2,532)
                            --------   --------    --------   --------
     Net income             $  2,582   $  2,152    $  5,118   $  4,298
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                               Second Quarter          Six Months
                            -------------------    -------------------
                              1999       1998        1999       1998
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $   (957)  $ (1,113)   $ (1,965)  $ (2,238)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

Long-term debt consists of the following (in thousands):
                                                   July 1,     December 31,
                                                     1999         1998
                                                  ----------   ----------
    11% Senior Subordinated Notes Due 2002
       ("11% Notes")                               $     --     $200,000
    13 3/4% Senior Subordinated Notes Due 2004
       ("13 3/4% Notes")                            178,344      178,243
    8 7/8% Senior Subordinated Notes Due 2007       235,000           --
    Reducing revolving credit note ("Revolver");
       floating rate; matures June 30, 2003              --       53,100
    Term loan ("Term Loan"); floating rate, 7.62%
       at July 1, 1999; matures June 30, 2005        50,000       50,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                          811          868
    Obligations under capital leases                  6,583        7,869
                                                   --------     --------
                                                    470,738      490,080
    Less current portion                             (3,738)      (2,537)
                                                   --------     --------
                                                   $467,000     $487,543
                                                   ========     ========

On April 7, 1999 and June 2, 1999, respectively, the Company redeemed $75,000,000 and $125,000,000 principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest.

On May 3, 1999, the Company issued $235,000,000 principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("8 7/8% Notes"). Interest is payable on May 15 and November 15, beginning on November 15, 1999. The net proceeds from the issuance of the 8 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $228,700,000. A portion of the net proceeds of the 8 7/8% Notes was used for the redemption on June 2, 1999 of the 11% Notes. The balance of the net proceeds of the 8 7/8% Notes was used to repay outstanding borrowings under the Revolver.

At any time prior to May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.438% of the principal amount and (ii) all required interest payments through May 15, 2003, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.438% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning May 15, 2006.

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The 8 7/8% Notes, ranked pari passu with the 13 3/4% Notes, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 8 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued interest. Certain covenants in the 8 7/8% Notes limit the ability of the Company to incur indebtedness or engage in mergers, consolidations or sales of assets.

Effective April 30, 1999, the Company and the lenders under the Revolver agreed to expand the maximum amount available under the Revolver from $250,000,000 to $300,000,000. In conjunction with this change, the quarterly reductions in the maximum amount available under the Revolver were increased from $10,000,000 to $12,000,000.

Note 4:  Other Long-term Liabilities
-------------------------------------

Other long-term liabilities consist of the following (in thousands):
                                                   July 1,     December 31,
                                                     1999         1998
                                                  ----------   ----------
    Deferred compensation and retirement plans    $ 12,199     $ 11,871
    Accrued rent expense                             9,951       10,427
    Obligation to City of Evansville and
      other civic and community organizations        2,425        3,050
    Las Vegas Boulevard beautification assessment      442          455
                                                  --------     --------
                                                    25,017       25,803
    Less current portion                            (2,959)      (2,921)
                                                  --------     --------
                                                  $ 22,058     $ 22,882
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

Note 6:  Extraordinary Items
----------------------------
In the 1999 second quarter, the Company expensed the redemption premiums and the remaining unamortized deferred financing charges in connection with the redemptions of the 11% Notes. These items were reflected in the Consolidated Statement of Operations for the quarter and six months ended 1999, as an extraordinary loss of $4,073,000, which was net of an income tax benefit of $2,193,000.

In the 1998 second quarter, the Company expensed the remaining unamortized

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

deferred financing charges in connection with the extinguishment of the Company's reducing revolving credit note maturing on December 31, 1999 and supplemental reducing revolving loan agreement maturing on March 15, 1999. These items were reflected in the Consolidated Statement of Operations for the quarter and six months ended 1998, as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

Note 7:  Earnings Per Share
-----------------------------
Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

The computations of earnings per common share and earnings per common share, assuming dilution, for the periods ended July 1, 1999 and July 2, 1998, are as follows:
                                      Second Quarter        Six Months
                                    ------------------  ------------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------
Income before extraordinary items   $  5,913  $  3,719  $  8,765  $  4,337

Deduct: preferred stock dividends
  and losses on redemption (net of
  income tax benefits of $3, $11,
  $10 and $25, credited to retained
  earnings)                             (143)     (148)     (297)     (302)
                                    --------  --------  --------  --------
Income before extraordinary items
  applicable to computations           5,770     3,571     8,468     4,035

Extraordinary items                   (4,073)   (1,346)   (4,073)   (1,346)
                                    --------  --------  --------  --------
Net income applicable to
  computations                      $  1,697  $  2,225  $  4,395  $  2,689
                                    ========  ========  ========  ========
Weighted-average common shares
  applicable to earnings per
  common share                        45,268    45,223    45,304    45,213

Effect of dilutive securities:
  Stock option incremental shares        651       649       475       755
  Assumed conversion of preferred
   stock                                 800       865       814       871
                                    --------  --------  --------  --------
                                       1,451     1,514     1,289     1,626
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share assuming dilution      46,719    46,737    46,593    46,839
                                    ========  ========  ========  ========

                                      13

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                      Second Quarter        Six Months
                                    ------------------  ------------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------

Earnings per common share:
  Income before extraordinary items $    .13  $    .08  $    .19  $    .09
  Extraordinary items                   (.09)     (.03)     (.09)     (.03)
                                    --------  --------  --------  --------
  Net income                        $    .04  $    .05  $    .10  $    .06
                                    ========  ========  ========  ========
Earnings per common share
  assuming dilution:
  Income before extraordinary items $    .13  $    .08  $    .18  $    .09
  Extraordinary items                   (.09)     (.03)     (.09)     (.03)
                                    --------  --------  --------  --------
  Net income                        $    .04  $    .05  $    .09  $    .06
                                    ========  ========  ========  ========

Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,889,000 and $3,894,000 at July 1, 1999 and December 31, 1998,
respectively.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $20,000,000 at July 1, 1999.


Item 2.  Management's Discussion and Analysis

Financial Condition

On April 7, 1999 and June 2, 1999, respectively, the Company redeemed $75 million and $125 million principal amount of the 11% Notes at 101.571% of the face amount plus accrued interest.

On May 3, 1999, the Company issued $235 million principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("8 7/8% Notes"). Interest is payable on May 15 and November 15, beginning on November 15, 1999. The net proceeds from the issuance of the 8 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $228.7 million. A portion of the net proceeds of the 8 7/8% Notes was used for the redemption on June 2, 1999 of the 11% Notes. The balance of the net proceeds of the 8 7/8% Notes was used to repay outstanding borrowings under the Revolver.

In May 1999, the Company announced authorization by the board of directors to make discretionary repurchases of up to 3.5 million shares of its common stock. Such repurchases may be made in the open market or in privately negotiated transactions, depending upon market prices and other business factors. As of July 1, 1999, the Company has repurchased under this program, 669,500 shares of its common stock at prices ranging from $6.69 per share to $9.25 per share and at an average price of $7.96 per share.

Effective April 30, 1999, the Company and the lenders under the Revolver agreed to expand the maximum amount available under the Revolver from $250 million to $300 million. In conjunction with this change, the quarterly reductions in the maximum amount available under the Revolver were increased from $10 million to $12 million.

Results of Operations

Six Months Ended July 1, 1999 Compared to Six Months Ended July 2, 1998

The Company's consolidated revenues in the first half of 1999 were $397.3 million, down slightly from $400.0 million in the first half of 1998. Consolidated rooms revenue was $6.3 million or 24% higher in the 1999 versus 1998 six-month period reflecting increases at all hotel properties. Consolidated operating income was $44.2 million in the first half of 1999, a

                      AZTAR CORPORATION AND SUBSIDIARIES

15% improvement over $38.4 million in the first half of 1998. Consistent with the increase in consolidated rooms revenue, consolidated rooms costs were $2.2 million or 14% higher in the 1999 versus 1998 six-month period.
The consolidated provision for doubtful accounts was $2.4 million or 36% lower in the 1999 versus 1998 six-month period, reflecting decreases in the allowance for potential uncollectible markers at Tropicana Las Vegas and Tropicana Atlantic City as a result of a lower volume of table games play at those properties. Consolidated rent expense was $1.8 million or 18% lower in the 1999 versus 1998 six-month period due to a decreased number of operating leases at Tropicana Atlantic City as a result of a shift from operating leases to capital leases or ownership.

For a discussion of extraordinary items, refer to "Note 6: Extraordinary
Items".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $208.8 million in the first half of 1999, up 2% from $204.4 million in the first half of 1998. Casino revenue was 1% higher in the 1999 versus 1998 six-month period, primarily reflecting an 8% increase in slot revenue, partially offset by a 10% decrease in games revenue. The decline in games revenue was a result of a decrease in the volume of play. Rooms revenue was 17% higher in the 1999 versus 1998 six-month period primarily as a result of an increase in rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $33.3 million in the first half of 1999, a 12% improvement over $29.8 million in the first half of 1998. Rooms costs were 16% higher in the 1999 versus 1998 six-month period due to the increase in rooms revenue. The provision for doubtful accounts was $1.1 million lower in the 1999 versus 1998 six-month period, reflecting a decrease as a result of the lower volume of table games play. Operating income is after rent and depreciation and amortization expenses. Rent expense decreased to $1.4 million in the first half of 1999 from $3.0 million in the first half of 1998 due to a decreased number of operating leases as a result of a shift from operating leases to capital leases or ownership.
Depreciation and amortization was $12.6 million in the 1999 six-month period compared to $11.8 million in the 1998 six-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $73.4 million in the first half of 1999, a 6% decrease from $78.2 million in the first half of 1998. Casino revenue was 21% lower in the 1999 versus 1998 six-month period, primarily due to a 47% decrease in games revenue combined with a 3% decrease in slot revenue. More than half of the decrease in games revenue was attributable to lower bacarrat revenue, which decreased as a result of an 89% decline in the volume of play as the Las Vegas Tropicana continued its program to reduce the increasingly expensive high-end games business. Rooms revenue was $4.3 million or 29% higher in the 1999 versus 1998 six-month period primarily as a result of an increase in average daily rate combined with higher occupancy.

Tropicana Las Vegas had an operating loss of $2.2 million in the first half of 1999 compared to $4.6 million in the first half of 1998. Casino costs were 24% lower in the 1999 versus 1998 six-month period, primarily due to the decrease in casino revenues. Consistent with the increase in rooms revenue, rooms costs were 12% higher in the 1999 versus 1998 six-month period. The

                      AZTAR CORPORATION AND SUBSIDIARIES

provision for doubtful accounts was $1.3 million lower in the 1999 versus 1998 six-month period as a result of a lower volume of bacarrat play. Operating loss is after rent and depreciation and amortization expenses.
Rent expense was $4.9 million in the 1999 six-month period compared with $5.0 million in the 1998 six-month period. Depreciation and amortization was $5.1 million in the 1999 six-month period compared with $4.8 million in the 1998 six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $49.4 million in the first half of 1999, up 16% from $42.7 million in the first half of 1998. Ramada Express is benefiting from an increase in revenue in the Laughlin market. Operating income was $9.3 million in the 1999 six-month period, a 71% improvement over $5.4 million in the 1998 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.3 million in the 1999 six-month period compared to $0.2 million in the 1998 six-month period. Depreciation and amortization was $2.4 million in the 1999 six-month period compared to $3.5 million in the 1998 six-month period.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $53.9 million in the first half of 1999, down 14% from $62.3 million in the first half of 1998. Casino revenue was down 14% in the 1999 versus 1998 six-month period. The introduction in November 1998 of a riverboat casino in the Louisville, Kentucky area, in combination with severe winter weather in January and March of 1999, negatively impacted results at Casino Aztar Evansville. Operating income was $10.7 million in the 1999 six-month period, a 33% decrease from $16.0 million in the 1998 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.6 million in the 1999 six-month period compared with $1.8 million in the 1998 six-month period. Depreciation and amortization was $4.9 million in both periods.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $11.8 million in the first half of 1999, a 5% decrease from $12.4 million in the first half of 1998 due in large part to unfavorable winter weather. Casino Aztar Caruthersville had an operating loss of $0.3 million in the first half of 1999 compared with $0.8 million in the first half of 1998. Operating loss is after depreciation and amortization of $1.5 million in the 1999 six-month period compared to $1.6 million in the 1998 six-month period.

Quarter Ended July 1, 1999 Compared to Quarter Ended July 2, 1998

The Company's consolidated revenues in the 1999 second quarter were $206.7 million, up 2% from $203.2 million in the 1998 second quarter. Consolidated rooms revenue was $2.8 million or 19% higher in the 1999 versus 1998 second quarter reflecting increases at all hotel properties. Consolidated operating income was $24.5 million in the 1999 second quarter, a 14% improvement over $21.6 million in the 1998 second quarter. Consolidated rooms costs were $1.1 million or 13% higher in the 1999 versus 1998 second quarter due to the
increase in rooms revenue.   The consolidated provision for doubtful accounts
was $1.3 million or 34% lower in the 1999 versus 1998 second quarter, reflecting decreases in the allowance for potential uncollectible markers at Tropicana Las Vegas and Tropicana Atlantic City as a result of a lower volume of table games play at those properties.

                      AZTAR CORPORATION AND SUBSIDIARIES

For a discussion of extraordinary items, refer to "Note 6: Extraordinary
Items".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $111.5 million in the 1999 second quarter, up 7% from $104.2 million in the 1998 second quarter. Casino revenue was 6% higher in the 1999 versus 1998 second quarter, primarily reflecting a 13% increase in slot revenue, partially offset by an 8% decrease in games revenue. The increase in slot revenue was caused, in large part, by a strong market growth rate in the Atlantic City market during the 1999 second quarter. The decline in games revenue was a result of a decrease in the volume of play in the 1999 versus 1998 second quarter. Rooms revenue was $1.0 million or 25% higher in the 1999 second quarter primarily as a result of an increase in occupied rooms on a non-complimentary basis.

Tropicana Atlantic City had operating income of $18.5 million in the 1999 second quarter, a 17% improvement over $15.9 million in the 1998 second quarter. Consistent with the increases in casino revenue and rooms revenue, casino costs and rooms costs were 7% higher and 22% higher, respectively, in the 1999 versus 1998 second quarter. The provision for doubtful accounts was $0.4 million lower in the 1999 versus 1998 second quarter, reflecting a decrease as a result of the lower volume of table games play. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in the 1999 second quarter compared with $1.1 million in the 1998 second quarter. Depreciation and amortization was $6.4 million in the second quarter of 1999 compared to $6.2 million in the second quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.6 million in the 1999 second quarter, a 7% decrease from $40.6 million in the 1998 second quarter. Casino revenue was 20% lower in the 1999 versus 1998 second quarter, primarily due to a 48% decrease in games revenue partially offset by a 1% increase in slot revenue. A substantial portion of the decrease in games revenue was attributable to lower bacarrat revenue, which decreased as a result of an 89% decline in the volume of play. Rooms revenue was $1.5 million or 19% higher in the 1999 versus 1998 second quarter due to an increase in average daily rate combined with higher occupancy.

Tropicana Las Vegas had an operating loss of $0.2 million in the 1999 second quarter compared to $1.2 million in the 1998 second quarter. Casino costs were 24% lower in the 1999 versus 1998 second quarter, primarily due to the decrease in casino revenue. The provision for doubtful accounts was $0.9 million or 60% lower in the 1999 versus 1998 second quarter as a result of a lower volume of bacarrat play. Operating loss is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in both periods. Depreciation and amortization was $2.5 million in the 1999 second quarter compared with $2.4 million in the 1998 second quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $24.2 million in the 1999 second quarter, up 13% from $21.4 million in the 1998 second quarter. Ramada Express is benefiting from an increase in revenue in the Laughlin market. Operating income was $4.0 million in the 1999 second quarter, a 56% improvement over $2.6 million in the 1998 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was

                      AZTAR CORPORATION AND SUBSIDIARIES

$0.2 million in the 1999 second quarter compared to $0.1 million in the 1998 second quarter. Depreciation and amortization was $1.2 million in the 1999 second quarter compared to $1.7 million in the 1998 second quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.5 million in the 1999 second quarter, down 11% from $31.0 million in last year's second quarter. Casino revenue was 12% lower in the 1999 versus 1998 second quarter. The introduction in November 1998 of a riverboat casino in the Louisville, Kentucky area negatively impacted results at Casino Aztar Evansville. Operating income was $5.7 million in the 1999 second quarter, a 29% decrease from $8.0 million in the 1998 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in the 1999 second quarter compared with $1.0 million in the 1998 second quarter. Depreciation and amortization was $2.5 million in both periods

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $5.9 million in the 1999 second quarter, a slight decrease from $6.0 million in the 1998 second quarter. Casino Aztar Caruthersville had an operating loss of $0.3 million in the second quarter of 1999 compared to $0.5 million in the second quarter of 1998. Operating loss is after depreciation and amortization of $0.8 million in both periods.

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

     Phase 3 Analyze the critical systems to determine which systems are not Year 2000 compliant and evaluate the costs to repair or replace those systems.

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

          The Company is currently in Phase 4 or has completed Phase 4 on critical IT systems at all properties. The following chart shows for each critical IT system at each of its properties whether an Upgrade or Conversion is underway or completed and the date when installation and testing of such systems is expected to be completed as part of Phase 4. In addition, the chart identifies those IT systems where internal programming is required and the extent of such programming requirements. The more programming required, the greater the risk to the Company's Year 2000 readiness. The dates used on the following chart indicate when the Company believes it will have installed Year 2000 compliant software and Phase 4 is completed. After Phase 4 is completed the Company will perform integrated systems testing on critical systems to further ensure that Year 2000 compliance has been achieved.
          This integrated testing will be performed on a risk assessment basis focusing on systems where interfaces with other systems is most critical and focusing on those systems where internal programming was required. These testing procedures will continue during the balance of 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES

              TROPICANA
              ATLANTIC    TROPICANA    RAMADA    CASINO AZTAR   CASINO AZTAR
 SYSTEM        CITY       LAS VEGAS    EXPRESS    EVANSVILLE   CARUTHERSVILLE
---------    ----------   ---------  ----------- ------------  --------------
Casino       Conversion    Upgrade     Upgrade      Upgrade        Upgrade
                 *           **
               Done         Done        8/99         8/99           8/99

Slots         Upgrade      Upgrade    Conversion    Upgrade        Upgrade
                             **           *
               Done         Done        9/99         Done           Done

Hotel        Conversion    Upgrade    Conversion    Upgrade         N/A
                 **
               Done         Done        Done         Done

Financial    Conversion    Upgrade     Upgrade      Upgrade        Upgrade
               Done         Done        8/99         8/99           8/99

Point of
 Sale/        Upgrade      Upgrade    Conversion    Upgrade        Upgrade
Inventory      Done         8/99        Done         Done           Done

   * Indicates more significant internal programming also required ** Indicates minor internal programming also required

          Non-IT Systems

          The Company utilizes embedded technology such as microcontrollers or date-sensitive computer chips in its facilities, including fire safety and security systems, elevators, heating and cooling monitoring systems and surveillance systems ("Non-IT Systems"). Procedures being utilized in the process of ensuring Year 2000 readiness in critical Non-IT Systems include: sending letters to vendors of critical Non-IT Systems asking for the Year 2000 status for each embedded chip or technology; meetings with vendors who provide maintenance for these Non-IT Systems to assess Year 2000 readiness; and testing of such systems using test data wherever possible. The Company has now substantially completed its compliance procedures on the majority of Non-IT systems which are considered critical. The Company expects to substantially complete procedures on those remaining critical Non-IT Systems by September 1999.

  Costs

The total cost to the Company of making its systems Year 2000 compliant is estimated to be approximately $8.0 million. Approximately $7.6 million of this amount relates to the acquisition of new computer hardware and software systems as follows: new hardware and software at Tropicana Atlantic City ($5.7 million); new software at Ramada Express ($1.2 million) and personal computer upgrades and other systems company-wide ($0.7 million). These costs will be capitalized and depreciated over their expected useful lives.

                      AZTAR CORPORATION AND SUBSIDIARIES

The estimated costs related to internal programming modifications and the Company's administration of its Year 2000 project are approximately $0.4 million, and such costs are being expensed as incurred. Approximately $90,000 of these costs were expensed in the six months ended July 1, 1999 and approximately $0.2 million were expensed in 1998.

As of July 1, 1999, approximately $7.1 million has been spent on Year 2000 issues. The Year 2000 issue has not caused other Company IT system projects to be deferred; in fact, it has accelerated the spending on IT systems overall.

  Risk Assessment

The greatest risk to the Company is if one or more of its properties' critical IT systems, such as casino, hotel or financial, or Non-IT Systems, such as cooling or heating, experience problems due to Year 2000 issues which cause business interruptions or customer service problems. The Company is also exposed to the risk of possible failure of systems external to the Company's operations ("External Risk Factors"). These External Risk Factors arise from the fact that the Company's operations, like most businesses, are dependent upon numerous other private, pubic and governmental entities.
While these External Risk Factors are not the responsibility of the Company and the remediation of these factors is beyond the Company's control, we are attempting to monitor these risks and form contingency plans as warranted.
As a result of these External Risk Factors, the Company may be adversely impacted even if its own IT systems and Non-IT Systems are Year 2000 compliant. External Risk Factors being monitored include utility service to the Company's properties; banking networks which may affect properties' or customers' access to cash and travel service disruptions to the Company's properties. The Company believes that any Year 2000 problems, should they arise, would be short-term in nature and not affect the Company's liquidity or financial condition. However, because New Year's week is a very busy period for the Company's properties, Year 2000 problems at a given property could negatively impact first-quarter 2000 results.

Ramada Express, Casino Aztar Evansville and Casino Aztar Caruthersville all utilize the same third-party vendor software for their casino and financial systems. The Company has not yet received Year 2000 compliant software from this vendor. The vendor has represented that compliant software systems are substantially completed and will be made available to the Company in August 1999. In the event that such compliant software is not made available on a timely basis the Company may spend additional capital to purchase alternative software systems and accordingly the risks of Year 2000 non-compliance would increase at each of these properties until such alternative systems are successfully installed.

  Contingency Plans

Contingency plans are being developed, by property, considering risk levels of non-compliance as the Year 2000 implementation and testing process continues. On an on-going basis, each property maintains certain emergency manual procedures and back-up plans and such plans are being enhanced to deal with potential Year 2000 problems should they arise. In each instance where Year 2000 compliant vendor software has not yet been installed, alternative software systems are being investigated, although timely installation of such alternative software cannot be assured.
                                      22

                      AZTAR CORPORATION AND SUBSIDIARIES

Other Matters

In June 1998, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of certain financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. The Company will adopt SFAS 133 when required. Because of the Company's minimal use of derivatives, the Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its earnings or its financial position.

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

                      AZTAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, see "Note 3: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under
  Item 1.

                          PART - II OTHER INFORMATION

Item 1. Legal Proceedings

 (a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1998, the Judge, on June 21 and 22, 1999, heard argument on the plaintiffs' objection to the Magistrate Judge's recommendation that the plaintiff's motion to compel further discovery from the defendants should be denied. The Judge affirmed the Magistrate's recommendation with one exception: the defendants were ordered to produce documents which show whether the phrase "uses one 52 card deck" (or similar language) appeared on the machines.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Company's annual meeting of shareholders held on May 6, 1999, two items were voted on as follows:

    1. The persons whose names are set forth below were elected as directors to serve until the 2002 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:
                                                 Votes Cast
                                          ------------------------
                  Nominee                    For          Withheld
              ----------------            ----------      --------
              John B. Bohle               40,684,716       773,458
              Linda C. Faiss              40,676,815       781,359
              Paul E. Rubeli              40,644,482       813,692

    2. The 1999 Employee Stock Option and Incentive Plan was adopted. The relevant voting information is as follows:

                                             Votes Cast
                                            ------------
                   For                       16,974,977
                   Against                    9,395,775
                   Abstain                      169,025
                   Broker Non-Votes          14,918,397

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





Date   August 10, 1999           By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------

27.   Financial Data Schedule.


















































                                 E-1