Form 10-Q
period 1999-09-30
AZTAR CORP
filed 1999-11-10
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------
                             OR
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

At October 28, 1999, the registrant had outstanding 43,705,195 shares of its common stock, $.01 par value.







                   AZTAR CORPORATION AND SUBSIDIARIES
                                FORM 10-Q

                                  INDEX








PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets at September 30, 1999 and
            December 31, 1998                                         3

            Consolidated Statements of Operations for the quarters
            and nine months ended September 30, 1999 and October 1,
            1998                                                      5

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and October 1, 1998       7

            Consolidated Statements of Shareholders' Equity for
            the nine months ended September 30, 1999 and October 1,
            1998                                                      9

            Notes to Consolidated Financial Statements               10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      15

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              24

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                        25

   Item 6.  Exhibits and Reports on Form 8-K                         25

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)

                                              September 30,    December 31,
                                                  1999             1998
                                              -------------    ------------
Assets
Current assets:
  Cash and cash equivalents                   $   56,083       $   58,600
  Accounts receivable, net                        24,323           31,496
  Inventories                                      7,232            6,496
  Prepaid expenses                                11,435            9,234
  Deferred income taxes, net                      16,626           15,957
                                              ----------       ----------
    Total current assets                         115,699          121,783

Investments in and advances to
  unconsolidated partnership                       7,841            8,437
Other investments                                 21,070           21,005

Property and equipment:
  Buildings, riverboats and equipment, net       756,766          778,420
  Land                                           102,307           99,035
  Construction in progress                         8,380            2,153
  Leased under capital leases, net                 5,239            7,782
                                              ----------       ----------
                                                 872,692          887,390

Deferred charges and other assets                 42,197           39,087
                                              ----------       ----------

                                              $1,059,499       $1,077,702
                                              ==========       ==========


















[FN]

The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                            September 30,    December 31,
                                                 1999            1998
                                            -------------    ------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   53,602       $   52,935
  Accrued payroll and employee benefits         26,289           26,208
  Accrued interest payable                      21,029           12,608
  Income taxes payable                           2,428            3,185
  Current portion of long-term debt              3,500            2,537
  Current portion of other long-term
    liabilities                                  2,954            2,921
                                            ----------       ----------
    Total current liabilities                  109,802          100,394

Long-term debt                                 461,195          487,543
Other long-term liabilities                     21,677           22,882
Deferred income taxes                            8,955            5,635
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $9,403 and $7,147)           7,178            7,147

Shareholders' equity:
  Common stock, $.01 par value (43,955,609
    and 45,337,834 shares outstanding)             494              492
  Paid-in capital                              413,642          412,528
  Retained earnings                             70,640           58,207
  Less: Treasury stock                         (34,084)         (17,126)
                                            ----------       ----------
    Total shareholders' equity                 450,692          454,101
                                            ----------       ----------

                                            $1,059,499       $1,077,702
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
          For the periods ended September 30, 1999 and October 1, 1998
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                         Third Quarter        Nine Months
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Revenues
  Casino                              $169,389  $173,500   $489,652  $504,926
  Rooms                                 16,719    14,995     49,731    41,692
  Food and beverage                     13,689    13,599     41,008    40,251
  Other                                  8,973     7,995     25,654    23,213
                                      --------  --------   --------  --------
                                       208,770   210,089    606,045   610,082
Costs and expenses
  Casino                                73,135    75,757    215,795   226,576
  Rooms                                  9,375     8,616     26,950    24,016
  Food and beverage                     13,703    13,805     41,562    40,546
  Other                                  7,858     7,017     22,846    20,043
  Marketing                             22,282    21,773     65,439    64,991
  General and administrative            19,096    18,838     55,501    57,250
  Utilities                              4,472     4,363     10,834    10,373
  Repairs and maintenance                6,506     5,949     19,563    18,281
  Provision for doubtful accounts        1,522     4,638      5,770    11,322
  Property taxes and insurance           5,955     5,688     17,719    17,715
  Rent                                   4,403     4,697     12,813    14,917
  Depreciation and amortization         13,506    13,517     40,100    40,173
                                      --------  --------   --------  --------
                                       181,813   184,658    534,892   546,203
                                      --------  --------   --------  --------
Operating income                        26,957    25,431     71,153    63,879

  Interest income                          285       378      1,246     1,717
  Interest expense                     (13,202)  (14,661)   (42,268)  (45,043)
                                      --------  --------   --------  --------
Income before other items, income
  taxes and extraordinary items         14,040    11,148     30,131    20,553

  Equity in unconsolidated
    partnership's loss                    (991)   (1,049)    (2,956)   (3,287)
                                      --------  --------   --------  --------
Income before income taxes
  and extraordinary items               13,049    10,099     27,175    17,266

  Income taxes                          (4,488)   (4,472)    (9,849)   (7,302)
                                      --------  --------   --------  --------
Income before extraordinary items        8,561     5,627     17,326     9,964

  Extraordinary items                     (382)       --     (4,455)   (1,346)
                                      --------  --------   --------  --------
Net income                            $  8,179  $  5,627   $ 12,871  $  8,618
                                      ========  ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
          For the periods ended September 30, 1999 and October 1, 1998
         ---------------------------------------------------------------
                      (in thousands, except per share data)
                                        Third Quarter         Nine Months
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
Earnings per common share:
  Income before extraordinary items   $    .19  $    .12   $    .38  $    .21
  Extraordinary items                     (.01)       --       (.10)     (.03)
                                      --------  --------   --------  --------
  Net income                          $    .18  $    .12   $    .28  $    .18
                                      ========  ========   ========  ========
Earnings per common share assuming
  dilution:
  Income before extraordinary items   $    .18  $    .12   $    .37  $    .20
  Extraordinary items                     (.01)       --       (.10)     (.03)
                                      --------  --------   --------  --------
  Net income                          $    .17  $    .12   $    .27  $    .17
                                      ========  ========   ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share             44,353    45,233     44,987    45,219
  Earnings per common share assuming
    dilution                            46,283    46,404     46,490    46,694

























[FN]
The accompanying notes are an integral part of these financial statements.

                       AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          For the periods ended September 30, 1999 and October 1, 1998
         ---------------------------------------------------------------
                                 (in thousands)
                                                            Nine Months
                                                       ---------------------
                                                          1999       1998
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $  12,871   $   8,618
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                          41,615      41,937
   Provision for losses on accounts receivable             5,770      11,322
   Loss on early retirement of debt                        6,854       2,071
   Loss on reinvestment obligation                           720         372
   Rent expense                                             (690)       (697)
   Distribution in excess of equity in income
     of partnership                                          596         728
   Deferred income taxes                                   2,651       1,771
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable            3,739      (2,072)
     (Increase) decrease in inventories and
       prepaid expenses                                   (3,058)        589
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable           7,768      (9,911)
     Other items, net                                        228       1,300
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     79,064      56,028
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                      1,701       1,493
Reduction in other investments                               600         564
Purchases of property and equipment                      (22,952)    (19,247)
Additions to other long-term assets                       (6,927)     (6,672)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities    (27,578)    (23,862)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 410,100     423,400
Proceeds from issuance of common stock                       954          83
Principal payments on long-term debt                    (435,670)   (459,333)
Premium paid on early retirement of debt                  (3,557)         --
Principal payments on other long-term liabilities           (964)       (964)
Debt issuance costs                                       (6,606)     (2,246)
Repurchase of common stock                               (16,958)         --
Preferred stock dividend                                    (606)       (649)
Redemption of preferred stock                               (696)       (379)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (54,003)    (40,088)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (2,517)     (7,922)
Cash and cash equivalents at beginning of period          58,600      46,129
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  56,083   $  38,207
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
         For the periods ended September 30, 1999 and October 1, 1998
        ---------------------------------------------------------------
                                (in thousands)
                                                              Nine Months
                                                          -------------------
                                                            1999       1998
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                         $      16   $  8,372
 Tax benefit from stock options and preferred stock
   dividend                                                    175         70

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                $  32,331   $ 55,641
 Income taxes paid (refunded)                                5,381      1,115

































[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
         For the periods ended September 30, 1999 and October 1, 1998
        ---------------------------------------------------------------
                    (in thousands, except number of shares)
                                                          Nine Months
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Common stock:
 Beginning balance                                    $    492    $    491
 Stock options exercised for 176,334 and 23,405 shares       2          --
                                                      --------    --------
   Ending balance                                          494         491
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     412,528     412,029
 Stock options exercised                                   952          83
 Tax benefit from stock options exercised                  162          35
                                                      --------    --------
   Ending balance                                      413,642     412,147
                                                      --------    --------
Retained earnings:
 Beginning balance                                      58,207      48,654
 Preferred stock dividend and losses on redemption,
   net of income tax benefit of $13 and $35               (438)       (459)
 Net income                                             12,871       8,618
                                                      --------    --------
   Ending balance                                       70,640      56,813
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (17,126)    (17,126)
 Repurchase of 1,885,800 shares of common stock,
   at cost, in 1999                                    (16,958)         --
                                                      --------    --------
   Ending balance                                      (34,084)    (17,126)
                                                      --------    --------
Unearned compensation:
 Beginning balance                                          --         (10)
 Amortization                                               --          10
                                                      --------    --------
   Ending balance                                           --          --
                                                      --------    --------

                                                      $450,692    $452,325
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or nine months ended 1999 or 1998. Capitalized costs related to various development projects, included in deferred charges and other assets, were $5,005,000 and $2,630,000 at September 30, 1999 and December 31, 1998, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Consolidated Statement of Cash Flows in order to be comparable with the 1999 presentation.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
September 30, 1999 and October 1, 1998 (in thousands):
                               Third Quarter           Nine Months
                            -------------------    -------------------
                              1999       1998        1999       1998
                            --------   --------    --------   --------
   Revenues                 $  4,272   $  4,020    $ 12,812   $ 12,225
   Operating expenses           (684)      (685)     (2,059)    (2,060)
                            --------   --------    --------   --------
   Operating income            3,588      3,335      10,753     10,165
   Interest expense           (1,024)    (1,163)     (3,071)    (3,695)
                            --------   --------    --------   --------
     Net income             $  2,564   $  2,172    $  7,682   $  6,470
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                Third Quarter         Nine Months
                            -------------------    -------------------
                              1999       1998        1999       1998
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $   (991)  $ (1,049)   $ (2,956)  $ (3,287)


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

Long-term debt consists of the following (in thousands):
                                                   September 30, December 31,
                                                       1999          1998
                                                   ------------  ------------
    11% Senior Subordinated Notes Due 2002
       ("11% Notes")                                $     --      $200,000
    13 3/4% Senior Subordinated Notes Due 2004
       ("13 3/4% Notes")                             172,907       178,243
    8 7/8% Senior Subordinated Notes Due 2007        235,000            --
    Reducing revolving credit note ("Revolver");
       floating rate; matures June 30, 2003               --        53,100
    Term loan ("Term Loan"); floating rate, 7.94%
       at September 30, 1999; matures June 30, 2005   50,000        50,000
    Other notes payable; 7% to 14.6%; maturities
       to 2002                                           837           868
    Obligations under capital leases                   5,951         7,869
                                                    --------      --------
                                                     464,695       490,080
    Less current portion                              (3,500)       (2,537)
                                                    --------      --------
                                                    $461,195      $487,543
                                                    ========      ========

On April 7, 1999 and June 2, 1999, respectively, the Company redeemed $75,000,000 and $125,000,000 principal amount of the 11% Notes at 101.571% of the principal amount plus accrued interest.

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

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.438% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning May 15, 2006.

The 8 7/8% Notes, ranked pari passu with the 13 3/4% Notes, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 8 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued interest. Certain covenants in the 8 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

On August 20, 1999, the Company redeemed $5,540,000 principal amount of the 13 3/4% Notes at 107.5% of the principal amount plus accrued interest.


Note 4:  Other Long-term Liabilities
-------------------------------------

Other long-term liabilities consist of the following (in thousands):
                                                   September 30, December 31,
                                                       1999         1998
                                                   ------------  ------------
    Deferred compensation and retirement plans     $ 12,353      $ 11,871
    Accrued rent expense                              9,737        10,427
    Obligation to City of Evansville and
      other civic and community organizations         2,113         3,050
    Las Vegas Boulevard beautification assessment       428           455
                                                   --------      --------
                                                     24,631        25,803
    Less current portion                             (2,954)       (2,921)
                                                   --------      --------
                                                   $ 21,677      $ 22,882
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

Note 6:  Extraordinary Items
----------------------------
In the third quarter of 1999, the Company expensed the redemption premium, the remaining unamortized deferred financing charges and the remaining unamortized discount in connection with the partial redemption of the 13 3/4% Notes. In the second quarter of 1999, the Company expensed the redemption premiums and the remaining unamortized deferred financing charges in connection with the redemptions of the 11% Notes. These items were reflected

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

in the Consolidated Statements of Operations as an extraordinary loss of $382,000, which was net of an income tax benefit of $206,000, for the 1999 third quarter, and $4,455,000, which was net of an income tax benefit of $2,399,000 for the nine months ended 1999.

In May 1998, the Company expensed the remaining unamortized deferred financing charges in connection with the extinguishment of the Company's reducing revolving credit note maturing on December 31, 1999 and supplemental reducing revolving loan agreement maturing on March 15, 1999. These items were reflected in the Consolidated Statement of Operations for the nine months ended 1998, as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

Note 7:  Earnings Per Share
---------------------------
Earnings per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Earnings per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

The computations of earnings per common share and earnings per common share, assuming dilution, for the periods ended September 30, 1999 and October 1,
1998, are as follows:
                                       Third Quarter       Nine Months
                                    ------------------  ------------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------
Income before extraordinary items   $  8,561  $  5,627  $ 17,326  $  9,964

Deduct: preferred stock dividends
  and losses on redemption (net of
  income tax benefits of $3, $10,
  $13 and $35, credited to retained
  earnings)                             (141)     (157)     (438)     (459)
                                    --------  --------  --------  --------
Income before extraordinary items
  applicable to computations           8,420     5,470    16,888     9,505

Extraordinary items                     (382)       --    (4,455)   (1,346)
                                    --------  --------  --------  --------
Net income applicable to
  computations                      $  8,038  $  5,470  $ 12,433  $  8,159
                                    ========  ========  ========  ========


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
                                       Third Quarter       Nine Months
                                    ------------------  ------------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share                        44,353    45,233    44,987    45,219

Effect of dilutive securities:
  Stock option incremental shares      1,159       319       703       610
  Assumed conversion of preferred
   stock                                 771       852       800       865
                                    --------  --------  --------  --------
                                       1,930     1,171     1,503     1,475
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share assuming dilution      46,283    46,404    46,490    46,694
                                    ========  ========  ========  ========

Earnings per common share:
  Income before extraordinary items $    .19  $    .12  $    .38  $    .21
  Extraordinary items                   (.01)       --      (.10)     (.03)
                                    --------  --------  --------  --------
  Net income                        $    .18  $    .12  $    .28  $    .18
                                    ========  ========  ========  ========
Earnings per common share
  assuming dilution:
  Income before extraordinary items $    .18  $    .12  $    .37  $    .20
  Extraordinary items                   (.01)       --      (.10)     (.03)
                                    --------  --------  --------  --------
  Net income                        $    .17  $    .12  $    .27  $    .17
                                    ========  ========  ========  ========

Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,840,000 and $3,894,000 at September 30, 1999 and December 31, 1998,
respectively.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $25,000,000 at September 30, 1999.

Note 9:  Subsequent Events
--------------------------
On October 1, 1999, the Company redeemed the remaining principal amount of $174,460,000 of the 13 3/4% Notes at 106.875% of the principal amount plus accrued interest. The redemption was funded primarily by borrowings under the Revolver. In connection with this redemption, the Company expects to expense the redemption premium, the remaining unamortized deferred financing charges and the remaining unamortized discount associated with the 13 3/4% Notes in the 1999 fourth quarter. This expense will be reflected as an extraordinary loss and shown net of an income tax benefit. The net expense is currently estimated to be approximately $11,300,000.

On October 26, 1999, the Company amended the Revolver to increase to $100,000,000, from $30,000,000, the amount of the Company's common stock that is allowed to be repurchased in addition to certain other limited amounts.

On October 27, 1999, the Company amended the Term Loan to increase the amount of restricted payments that are allowed to be made so that the restricted payment provisions of the Term Loan are now generally consistent with the Indenture for the recently issued 8 7/8% Notes.

Item 2.  Management's Discussion and Analysis

Financial Condition

On April 7, 1999 and June 2, 1999, respectively, the Company redeemed $75 million and $125 million principal amount of the 11% Notes at 101.571% of the principal amount plus accrued interest.

Effective April 30, 1999, the Company and the lenders under the Revolver agreed to expand the maximum amount available under the Revolver from $250 million to $300 million. In conjunction with this change, the quarterly reductions in the maximum amount available under the Revolver were increased from $10 million to $12 million.
                                      15

                      AZTAR CORPORATION AND SUBSIDIARIES


On May 3, 1999, the Company issued $235 million principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007. Interest is payable on May 15 and November 15, beginning on November 15, 1999. The net proceeds from the issuance of the 8 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $228.7 million. A portion of the net proceeds of the 8 7/8% Notes was used for the redemption on June 2, 1999 of the 11% Notes. The balance of the net proceeds of the 8 7/8% Notes was used to repay outstanding borrowings under the Revolver.

On August 20, 1999, the Company redeemed $5.5 million principal amount of the 13 3/4% Notes at 107.5% of the principal amount plus accrued interest.

Subsequent to the end of the third quarter, the Company, on October 1, 1999, redeemed the remaining principal amount of $174.5 million of the 13 3/4% Notes at 106.875% of the principal amount plus accrued interest. The redemption was funded primarily by borrowings under the Revolver. In connection with this redemption, the Company expects to expense the redemption premium, the remaining unamortized deferred financing charges and the remaining unamortized discount associated with the 13 3/4% Notes in the 1999 fourth quarter. This expense will be reflected as an extraordinary loss and shown net of an income tax benefit. The net expense is currently estimated to be approximately $11.3 million.

On October 26, 1999, the Company amended the Revolver to increase to $100 million, from $30 million, the amount of the Company's common stock that is allowed to be repurchased in addition to certain other limited amounts.

On October 27, 1999, the Company amended the Term Loan to increase the amount of restricted payments that are allowed to be made so that the restricted payment provisions of the Term Loan are now generally consistent with the Indenture for the recently issued 8 7/8% Notes.

In May 1999, the Company announced authorization by the board of directors to make discretionary repurchases of up to 3.5 million shares of its common stock. Such repurchases may be made in the open market or in privately negotiated transactions, depending upon market prices and other business factors. As of September 30, 1999, the Company had repurchased under this program, 1,885,800 shares of its common stock at prices ranging from $6.69 per share to $10.25 per share and at an average price of $8.95 per share.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended October 1,
1998

The Company's consolidated revenues in the 1999 nine-month period were $606.0 million, down slightly from $610.1 million in the 1998 nine-month period. Consolidated rooms revenue was $8.0 million or 19% higher in the 1999 versus 1998 nine-month period, reflecting increases at all hotel properties. Consolidated operating income was $71.2 million in the 1999 nine-month period, an 11% improvement over $63.9 million in the 1998 nine-month period. Consistent with the increase in consolidated rooms revenue, consolidated rooms costs were $2.9 million or 12% higher in the 1999 versus 1998 nine-month period. The consolidated provision for doubtful accounts was $5.6

                                      16

                      AZTAR CORPORATION AND SUBSIDIARIES

million or 49% lower in the 1999 versus 1998 nine-month period, reflecting decreases in the allowance for potential uncollectible markers at Tropicana Atlantic City and Tropicana Las Vegas as a result of a lower volume of table games play at those properties. Consolidated rent expense was $2.1 million or 14% lower in the 1999 versus 1998 nine-month period due to a decreased number of operating leases at Tropicana Atlantic City as a result of a shift from operating leases to capital leases or ownership.

For a discussion of extraordinary items, refer to "Note 6: Extraordinary
Items".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $326.0 million in the 1999 nine-month period, up 3% from $317.8 million in the 1998 nine-month period. Casino revenue was 2% higher in the 1999 versus 1998 nine-month period, primarily reflecting an 8% increase in slot revenue, partially offset by a 10% decrease in games revenue. The decline in games revenue was a result of a decrease in the volume of play. Rooms revenue was 18% higher in the 1999 versus 1998 nine-month period primarily as a result of an increase in rooms occupied on a non-complimentary basis.

Tropicana Atlantic City had operating income of $57.9 million in the 1999 nine-month period, an 11% improvement over $51.9 million in the 1998 nine-month period. Rooms costs were 16% higher in the 1999 versus 1998 nine-month period due to the increase in rooms revenue. The provision for doubtful accounts was $3.0 million lower in the 1999 versus 1998 nine-month period, reflecting a decrease as a result of the lower volume of table games play. Operating income is after rent and depreciation and amortization expenses. Rent expense decreased to $2.0 million in the 1999 nine-month period from $3.9 million in the 1998 nine-month period due to a decreased number of operating leases as a result of a shift from operating leases to capital leases or ownership. Depreciation and amortization was $19.1 million in the 1999 nine-month period compared to $18.1 million in the 1998 nine-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $109.4 million in the 1999 nine-month period, a 6% decrease from $115.9 million in the 1998 nine-month period. Casino revenue was 17% lower in the 1999 versus 1998 nine-month period, primarily due to a 40% decrease in games revenue combined with a 4% decrease in slot revenue. More than half of the decrease in games revenue was attributable to lower baccarat revenue, which decreased as a result of a 92% decline in the volume of play as the Las Vegas Tropicana completed its program to eliminate the increasingly expensive high-end games business. Rooms revenue was $4.8 million or 22% higher in the 1999 versus 1998 nine-month period primarily as a result of an increase in average daily rate combined with higher occupancy.

Tropicana Las Vegas had an operating loss of $4.2 million in the 1999 nine-month period compared to $8.1 million in the 1998 nine-month period. Casino costs were 23% lower in the 1999 versus 1998 nine-month period, primarily due to the decrease in casino revenues. Consistent with the increase in rooms revenue, rooms costs were 9% higher in the 1999 versus 1998 nine-month period. The provision for doubtful accounts was $2.6 million lower in the 1999 versus 1998 nine-month period as a result of a lower volume of baccarat play. Operating loss is after rent and depreciation and amortization


                                      17

                      AZTAR CORPORATION AND SUBSIDIARIES

expenses. Rent expense was $7.4 million in both periods. Depreciation and amortization was $7.5 million in the 1999 nine-month period compared to $7.2 million in the 1998 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $71.2 million in the 1999 nine-month period, up 13% from $62.9 million in the 1998 nine-month period. Ramada Express is benefiting from an increase in revenue in the Laughlin market. Operating income was $11.6 million in the 1999 nine-month period, a 61% improvement over $7.2 million in the 1998 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.5 million in the 1999 nine-month period compared to $0.4 million in the 1998 nine-month period. Depreciation and amortization was $3.6 million in the 1999 nine-month period compared to $5.0 million in the 1998 nine-month period.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $81.0 million in the 1999 nine-month period, down 15% from $94.9 million in the 1998 nine-month period. Casino revenue was down 15% in the 1999 versus 1998 nine-month period. The introduction in November 1998 of a riverboat casino in the Louisville, Kentucky area, in combination with severe winter weather in January and March of 1999, negatively impacted results at Casino Aztar Evansville. Operating income was $16.0 million in the 1999 nine-month period, a 33% decrease from $24.1 million in the 1998 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.6 million in the 1999 nine-month period compared to $2.9 million in the 1998 nine-month period. Depreciation and amortization was $7.3 million in both periods.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $18.4 million in the 1999 nine-month period, a slight decrease from $18.6 million in the 1998 nine-month period. Casino Aztar Caruthersville had an operating loss of $0.5 million in the 1999 nine-month period compared to $1.1 million in the 1998 nine-month period. Operating loss is after depreciation and amortization of $2.4 million in both periods.

Quarter Ended September 30, 1999 Compared to Quarter Ended October 1, 1998

The Company's consolidated revenues in the 1999 third quarter were $208.8 million, down slightly from $210.1 million in the 1998 third quarter. Consolidated rooms revenue was $1.7 million or 11% higher in the 1999 versus 1998 third quarter, reflecting increases at all hotel properties. Consolidated operating income was $27.0 million in the 1999 third quarter, a 6% improvement over $25.4 million in the 1998 third quarter. Consolidated rooms costs were $0.8 million or 9% higher in the 1999 versus 1998 third quarter due to the increase in rooms revenue. The consolidated provision for doubtful accounts was $3.1 million or 67% lower in the 1999 versus 1998 third quarter, primarily reflecting decreases in the allowance for potential uncollectible markers at Tropicana Atlantic City and Tropicana Las Vegas as a result of a lower volume of table games play at those properties.

Consolidated interest expense was 10% or $1.5 million lower in the 1999 versus 1998 third quarter primarily as a result of lower levels of debt outstanding under the Revolver.

For a discussion of extraordinary items, refer to "Note 6: Extraordinary
Items".
                                      18

                      AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $117.2 million in the 1999 third quarter, up 3% from $113.5 million in the 1998 third quarter. Casino revenue was 2% higher in the 1999 versus 1998 third quarter, primarily reflecting an 8% increase in slot revenue, partially offset by an 11% decrease in games revenue. The decline in games revenue was a result of decreases in the hold percentage and the volume of play in the 1999 versus 1998 third quarter. Rooms revenue was $0.9 million or 20% higher in the 1999 third quarter primarily as a result of an increase in occupied rooms on a non-complimentary basis.

Tropicana Atlantic City had operating income of $24.6 million in the 1999 third quarter, an 11% improvement over $22.1 million in the 1998 third quarter. Consistent with the increases in casino revenue and rooms revenue, casino costs and rooms costs were 4% higher and 16% higher, respectively, in the 1999 versus 1998 third quarter. The provision for doubtful accounts was $1.9 million lower in the 1999 versus 1998 third quarter, reflecting a decrease as a result of the lower volume of table games play. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in the 1999 third quarter compared to $0.9 million in the 1998 third quarter. Depreciation and amortization was $6.4 million in the third quarter of 1999 compared to $6.3 million in the third quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $36.1 million in the 1999 third quarter, a 4% decrease from $37.7 million in the 1998 third quarter. Casino revenue was 10% lower in the 1999 versus 1998 third quarter, primarily due to a 21% decrease in games revenue combined with a 5% decrease in slot revenue. A substantial portion of the decrease in games revenue was attributable to the elimination of baccarat revenue as a result of the elimination of baccarat play. Rooms revenue was $0.5 million or 7% higher in the 1999 versus 1998 third quarter primarily due to higher occupancy.

Tropicana Las Vegas had an operating loss of $2.0 million in the 1999 third quarter compared to $3.5 million in the 1998 third quarter. Casino costs were 21% lower in the 1999 versus 1998 third quarter, primarily due to the decrease in casino revenue. The provision for doubtful accounts was $1.3 million or 62% lower in the 1999 versus 1998 third quarter as a result of the elimination of baccarat play. Operating loss is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in both periods. Depreciation and amortization was $2.5 million in the 1999 third quarter compared to $2.4 million in the 1998 third quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.7 million in the 1999 third quarter, up 7% from $20.2 million in the 1998 third quarter. Ramada Express is benefiting from an increase in revenue in the Laughlin market. Operating income was $2.3 million in the 1999 third quarter, a 30% improvement over $1.8 million in the 1998 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in both periods. Depreciation and amortization was $1.2 million in the 1999 third quarter compared to $1.5 million in the 1998 third quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.2 million in the 1999 third quarter, down 16% from $32.5 million in last year's third quarter. Casino revenue was 17% lower in the 1999 versus 1998 third

                      AZTAR CORPORATION AND SUBSIDIARIES

quarter. The introduction in November 1998 of a riverboat casino in the Louisville, Kentucky area negatively impacted results at Casino Aztar Evansville. Operating income was $5.3 million in the 1999 third quarter, a 34% decrease from $8.0 million in the 1998 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.0 million in the 1999 third quarter compared to $1.1 million in the 1998 third quarter. Depreciation and amortization was $2.5 million in both periods.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.6 million in the 1999 third quarter, a 7% increase from $6.2 million in the 1998 third quarter. Casino Aztar Caruthersville had an operating loss of $0.2 million in the third quarter of 1999 compared to $0.3 million in the third quarter of 1998. Operating loss is after depreciation and amortization of $0.9 million in the 1999 third quarter compared to $0.8 million in the 1998 third quarter.

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

                      AZTAR CORPORATION AND SUBSIDIARIES

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

          The Company has completed Phase 4 on the majority of critical IT systems at all properties. The following chart shows the dates when the Company expects to complete Phase 4 on the remaining critical IT systems. The chart also shows for each critical IT system at each of its properties whether an Upgrade or Conversion is underway or completed. In addition, the chart identifies those IT systems where internal programming was required and the extent of such programming requirements. The more programming required, the greater the risk to the Company's Year 2000 readiness. The Company is performing integrated systems testing on critical systems to further ensure that Year 2000 compliance has been achieved. This integrated testing is being performed on a risk assessment basis, focusing on systems where interfaces with other systems is most critical and focusing on those systems where internal programming was required. These testing procedures will continue during the balance of 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES

              TROPICANA
              ATLANTIC    TROPICANA    RAMADA    CASINO AZTAR   CASINO AZTAR
 SYSTEM        CITY       LAS VEGAS    EXPRESS    EVANSVILLE   CARUTHERSVILLE
---------    ----------   ---------  ----------- ------------  --------------
Casino       Conversion    Upgrade     Upgrade      Upgrade        Upgrade
                 *           **
               Done         Done        Done         Done           Done

Slots         Upgrade      Upgrade    Conversion    Upgrade        Upgrade
                             **           *
               Done         Done        11/99        Done           Done

Hotel        Conversion    Upgrade    Conversion    Upgrade         N/A
                 **
               Done         Done        Done         Done

Financial    Conversion    Upgrade     Upgrade      Upgrade        Upgrade
               Done         Done        Done         Done           Done

Point of
 Sale/        Upgrade      Upgrade    Conversion    Upgrade        Upgrade
Inventory      Done         11/99       Done         Done           Done

   * Indicates more significant internal programming also required ** Indicates minor internal programming also required

          Non-IT Systems

          The Company utilizes embedded technology such as microcontrollers or date-sensitive computer chips in its facilities, including fire safety and security systems, elevators, heating and cooling monitoring systems and surveillance systems ("Non-IT Systems"). Procedures being utilized in the process of ensuring Year 2000 readiness in critical Non-IT Systems include: sending letters to vendors of critical Non-IT Systems asking for the Year 2000 status for each embedded chip or technology; meetings with vendors who provide maintenance for these Non-IT Systems to assess Year 2000 readiness; and testing of such systems using test data wherever possible. The Company has now substantially completed its compliance procedures on the Non-IT systems which are considered critical.

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

The estimated costs related to internal programming modifications and the Company's administration of its Year 2000 project are approximately $0.4

                      AZTAR CORPORATION AND SUBSIDIARIES

million, and such costs are being expensed as incurred. Approximately $150,000 of these costs were expensed in the nine months ended September 30, 1999 and approximately $0.2 million were expensed in 1998.

As of September 30, 1999, approximately $7.6 million has been spent on Year 2000 issues. The Year 2000 issue has not caused other Company IT system projects to be deferred; in fact, it has accelerated the spending on IT systems overall.

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

  Contingency Plans

Contingency plans are continually being evaluated, by property, considering risk levels of non-compliance as the Year 2000 implementation and testing process continues. On an on-going basis, each property maintains certain emergency manual procedures and back-up plans and such plans are being enhanced to deal with potential Year 2000 problems should they arise. In addition, each property is addressing specific Year 2000 contingency planning to best ensure against business disruptions on or around New Year's week of next year.

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

                      AZTAR CORPORATION AND SUBSIDIARIES

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, see "Note 3: Long-term Debt" and "Note 9: Subsequent Events" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

                      AZTAR CORPORATION AND SUBSIDIARIES


                          PART - II OTHER INFORMATION

Item 1. Legal Proceedings

 (a) In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-LDG(RJJ)(the "Schreier Case") and Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under
     Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1998, the Judge, on June 21 and 22, 1999, as reported under Part II, Item 1(a) of the Company's Form 10-Q for the quarter ended July 1, 1999, heard argument on the plaintiffs' objection to the Magistrate Judge's recommendation that the plaintiff's motion to compel further discovery from the defendants should be denied. The Judge affirmed the Magistrate's recommendation with one exception: the defendants were ordered to produce documents which show whether the phrase "uses one 52 card deck" (or similar language) appeared on the machines.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits                                                       Page No.
                                                                   ----------
      10.1  Amendment No. 3, dated October 26, 1999, to
            Amended and Restated Reducing Revolving Loan
            Agreement, dated as of May 28, 1998, among Aztar
            Corporation and the lenders therein named;
            Bankers Trust Company and Societe Generale, as
            documentation agents; Bank of Scotland, Credit
            Lyonnais Los Angeles Branch and PNC Bank,
            National Association, as co-agents; and Bank of
            America National Trust and Savings Association,
            as administrative agent.                                   *

      10.2  Restated Amendment No. 1, dated October 27, 1999,
            to Term Loan Agreement, dated as of May 28, 1998,
            among Aztar Corporation and the lenders therein
            named; and Bank of America National Trust and
            Savings Association, as administrative agent.              *

      27.   Financial Data Schedule.                                   *

      * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

            All other exhibits have been omitted because the information is either not required or not applicable.

 (b) Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended September 30, 1999.

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





Date   November 10, 1999         By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------
10.1 Amendment No. 3, dated October 26, 1999, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

10.2  Restated Amendment No. 1, dated October 27, 1999, to Term
      Loan Agreement, dated as of May 28, 1998, among Aztar
      Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent.


27.   Financial Data Schedule.



































                                 E-1