Form 10-K405
period 1999-12-30
AZTAR CORP
filed 2000-03-20
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            -----------

                             FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 30, 1999
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

                      Facing Page (Continued)

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting common equity held by non-affiliates of the registrant was $397,951,843 at March 1, 2000 and is based on a closing price of $9.625 and 41,345,646 common shares outstanding.

    At March 1, 2000, the registrant had outstanding 42,064,590 shares of its common stock, $.01 par value.

                DOCUMENTS INCORPORATED BY REFERENCE

    Certain information contained in the registrant's 2000 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2000 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.

Part and Item of the Form 10-K                   2000 Proxy Statement
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

                                   PART I
                                   ------
ITEM 1.  BUSINESS
-----------------
Aztar Corporation was incorporated in Delaware in June 1989 to operate the gaming business of Ramada Inc. after the restructuring of Ramada Inc. The terms "Aztar", "we", "our", and "us", as used in this Form 10-K, refer to Aztar Corporation and its subsidiaries as a combined entity, except where it is clear that these terms mean only Aztar Corporation.

The restructuring of Ramada Inc. involved the disposition of Ramada Inc.'s hotel and restaurant businesses with Ramada Inc.'s shareholders retaining their interest in the gaming business. As part of the restructuring of Ramada Inc., the gaming business and certain other assets and liabilities of Ramada Inc. were transferred to Aztar, and a wholly-owned subsidiary of New World Hotels (U.S.A.), Inc. was merged with Ramada Inc. In this merger, each share of Ramada Inc. common stock was converted into the right to receive $1.00 and one share of Aztar common stock.

Aztar operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and Las Vegas and Laughlin, Nevada. Aztar operates riverboat casinos in Caruthersville, Missouri, and Evansville, Indiana. Aztar is an experienced developer and operator of casinos that provide an excellent gaming environment for middle- to upper-tier customers.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort is located on approximately 10 acres of land with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 1,624 hotel rooms and a 126,000 square foot casino with 3,709 slot machines, 162 table games, a baccarat lounge and a poker room. This facility has parking facilities to accommodate 3,300 vehicles. Tropicana Atlantic City also features:

     - a 2,008 seat theatrical showroom which regularly presents headliner entertainment;

     - approximately 47,000 square feet of meeting, convention and banquet space;

     -    four gourmet restaurants and several medium-priced restaurants;
          and

     - other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.2 billion in gaming revenues in 1999, a 3% increase over 1998. There are several infrastructure developments that have recently been completed or which are underway that may attract additional visitors to Atlantic City. These developments include new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a new convention center with the largest exhibition space between New York and Washington D.C.

The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on the most recent census data, there are approximately 25 million persons within a 120-mile radius of Atlantic City and 58 million persons within a 300-mile radius. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The marina projects are not expected to open for a number of years. When these projects open they will create increased competition in Atlantic City. However, our view is that these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact of those projects on our existing Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,877 hotel rooms and suites and a 62,000 square foot casino containing 1,651 slot machines and 45 table games. The facility also has parking to accommodate approximately 2,300 vehicles. Tropicana Las Vegas also features:

     -    one of the world's largest indoor/outdoor swimming pools;

     -    a five-acre water park and tropical garden;

     - approximately 100,000 square feet of convention and exhibit space;

     -    seven restaurants; and

     -    the Folies Bergere, the longest running production show in Las
          Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 120,000 hotel rooms at the end of 1999. Gaming revenue in Las Vegas grew to $5.7 billion in 1999, a 14% increase over 1998. During 1999, 3 new mega-resorts, known as Mandalay Bay, Venetian and Paris, opened on the Strip. Another major casino hotel, known as Aladdin, with approximately 2,600 rooms, is under construction on the Strip and is expected to open in late 2000.

Aztar leases the Tropicana Las Vegas, though our wholly-owned subsidiary, from an unconsolidated partnership in which we have a noncontrolling 50% interest. We have an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. We are exploring alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment we ultimately undertake.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 28 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,500 hotel rooms and a 55,000 square foot casino containing 1,552 slot machines and 33 table games. The facility also has parking to accommodate 2,400 vehicles. Ramada Express also features:

     -    four restaurants;

     -    a lounge; and

     -    special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 1999 was $0.5 billion, an 8% increase over 1998.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility contains approximately 37,250 square feet of casino space with 1,298 slot machines and 73 table games. Casino Aztar Evansville has a 250-room hotel and has parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 40,000 square foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

     -    three restaurants;

     -    a sidewalk cafe;

     -    an entertainment lounge; and

     -    a gift shop.

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Based on the most recent census data, approximately 400,000 persons reside within a 30-mile radius of the property, approximately 850,000 persons live within a 60-mile radius, and almost four million persons live within a 120-mile radius, which includes the metropolitan Louisville, Kentucky area. Additionally, the economy in the Evansville area is vibrant, fueled most recently by the opening of a large Toyota truck manufacturing facility for which Toyota has already announced expansion plans. Gaming revenue in the Southern Indiana market (four riverboats) grew by 27% in 1999 to $0.7 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, the property operates in a more competitive environment due to the opening in November 1998 of a riverboat near Louisville, Kentucky.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri, strategically located near Interstates 55 and 155. The casino riverboat has a capacity of 800 passengers plus crew. During 1999, our casino capacity was expanded to approximately 19,000 square feet with 654 slot machines and 24 table games. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

     -    a restaurant;

     -    a sports lounge; and

     -    a snack bar and other amenities.

In addition, a climate-controlled pavilion and an outdoor arena are used for exhibitions, entertainment, rodeo competitions and other events. We have some unused land at this site and we are encouraging third-party developers to develop facilities on this land that would complement our operations.

Casino Aztar Caruthersville is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. Based on the most recent census data, there are approximately 634,000 persons within a 60-mile radius of the property and three million persons within a 120-mile radius, which includes metropolitan Memphis.

COMPETITION

We face intense competition in each of the markets in which our land-based gaming facilities are located. All of our casinos primarily compete with other casinos in their geographic market. Our properties compete to a lesser extent with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, off-track wagering and card parlors. Some of our competitors have significantly greater financial resources than we do. Several states have considered legalizing casino gaming and others may in the future. In early March 2000, voters in California approved expanded Native American gaming.

Tropicana Atlantic City. There are 11 casino hotel facilities operating in Atlantic City which compete with Tropicana Atlantic City. No new casinos have opened in Atlantic City since April 1990 but many of the existing casinos increased their gaming capacities between 1994 and 1996 and a few casino hotels have had major expansions. Other companies have announced a desire to open or expand casinos in the future. Accordingly, we expect that there will be a substantial increase in the number of hotel rooms and casinos in Atlantic City in the next few years. This expansion will likely increase competition, although it may also expand the overall market for gaming in Atlantic City.

Tropicana Atlantic City also competes with casinos on Native American lands in Connecticut. In 1992, the Mashantucket Pequot tribe began operating the Foxwoods High Stakes Casino and Bingo Hall, one of the largest casinos in the United States, in Ledyard, Connecticut. The Mohegan tribe began operating a casino in Connecticut in 1996 and is currently working on a significant expansion. In addition, slot machines have been added to race tracks in Delaware and West Virginia. The adoption of legislation approving casino gaming in any jurisdiction near New Jersey, particularly Delaware, Maryland, New York or Pennsylvania, could have a material adverse effect on the Atlantic City market, depending on the form and scope of this gaming.

Tropicana Las Vegas. Our Las Vegas property operates on the intensely competitive Las Vegas Strip. Several major casino hotels opened on the Las Vegas Strip during the last several years, including Monte Carlo, Bellagio, New York-New York, Mandalay Bay, Venetian and Paris. Another major casino hotel, known as Aladdin, is under construction on the Strip and is expected to open in late 2000. Announcements have been made for other new developments. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. New developments appear to have expanded the Las Vegas market. We cannot assure you, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana Las Vegas.

Ramada Express. In the Laughlin market, there have been expansions of existing casino hotels. In addition, the Mojave tribe operates a casino hotel in Nevada approximately 8 miles south of Laughlin. The Laughlin market has been affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat in the Louisville, Kentucky market area and a riverboat casino in Metropolis, Illinois. The riverboat in the Louisville area opened in November 1998. We suffered a 15% decrease in casino revenue at Casino Aztar Evansville in 1999 compared with 1998. We believe that the decrease in casino revenue was due to the increased competition from the Louisville area riverboat in combination with severe winter weather in Evansville's feeder markets in January and March 1999. Casino Aztar Evansville also competes with two other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area. It also competes with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. In addition, the Indiana Gaming Commission granted another operator a certificate of suitability to operate a casino in our outer market 35 miles southwest of Cincinnati, which is expected to open in late summer 2000. Casino Aztar Evansville may also face additional future competition from the potential legalization of casino gaming in Kentucky.

Casino Aztar Caruthersville. Casino Aztar Caruthersville competes primarily with other riverboat casinos in nearby states, including a riverboat in Metropolis, Illinois and riverboat casinos in Mississippi that attract residents of Casino Aztar Caruthersville's secondary Memphis, Tennessee market. Casino Aztar Caruthersville also competes to a lesser extent with riverboat casinos in other cities in Missouri, none of which are in its primary 60-mile radius market area. Casino Aztar Caruthersville may also face additional future competition from the potential legalization of casino gaming in Arkansas.

General. Competition involves not only the quality of casino, room, restaurant, entertainment and convention facilities, but also room, food and beverage prices. The level of gaming activity also varies significantly from time to time depending on factors including:

     -    general economic conditions;

     -    offering of special events and promotions;

     -    hotel occupancies;

     - the extent and quality of complimentary services to attract high-stakes players;

     -    in Atlantic City, casino customers arriving under bus programs;

     -    personal attention offered to guests and casino customers;

     -    advertising;

     -    entertainment;

     -    slot machine pay-out rates; and

     -    credit policies with respect to high-stakes players.

As a result, our operating results can be adversely affected by significant cash outlays for advertising and promotion and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of competitors. If our operating revenues are insufficient to allow management the flexibility to match the promotions of competitors, the number of our casino patrons may decline, which may have an adverse effect on our financial performance.

SEASONALITY

We experience significant fluctuations in our operating results due to seasonality. Tropicana Atlantic City experiences seasonal fluctuations in casino play that is higher during the months of May through October. As a result, Aztar's revenues during the first and fourth quarters have generally been lower than for the second and third quarters and from time to time Aztar has experienced losses in the first and fourth quarters. Because Atlantic City Tropicana's operating results especially depend upon operations in the summer months, any event that adversely affects the operating results of the Atlantic City Tropicana during that period could have a material adverse effect on our operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions including storms and hurricanes that would impede access to Atlantic City and adversely impact our operations.

The gaming markets in Las Vegas and Laughlin experience a slight decrease in gaming activity in the hot summer months and during the holiday period between Thanksgiving and Christmas. Our casino riverboats experience higher casino revenues in the spring and summer months than in the fall and winter months.

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. We currently market to customers in all gaming segments. Our credit policy varies from facility to facility based upon the various types of customers at each facility. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada, however, it is not clear that all other states or that foreign countries will honor these policies. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

SECURITY AND SURVEILLANCE

Gaming operations at our casinos are also subject to risk of substantial loss as a result of employee or patron dishonesty, credit fraud or illegal slot machine manipulation. We have in place stringent control procedures to minimize these risks including supervision of employees, monitoring by electronic surveillance equipment and use of two-way mirrors. However, we cannot assure you that losses will not occur. In New Jersey, our activities are observed and monitored on an ongoing basis by agents of both the New Jersey Casino Control Commission and the New Jersey Division of Gaming Enforcement, each of which maintains a staff on the premises of Tropicana Atlantic City. Similarly, in Nevada our gaming subsidiaries must comply with certain regulatory requirements concerning casino and game security and surveillance. The gaming operations of Tropicana Las Vegas and Ramada Express are subject to routine audit and supervision by agents of the Nevada State Gaming Control Board. In Missouri and Indiana, our casino riverboat operations are subject to the control procedures of the Missouri Gaming Commission and the Indiana Gaming Commission, respectively. The Missouri Gaming Commission maintains a staff at Casino Aztar Caruthersville and the Indiana Gaming Commission maintains a staff at Casino Aztar Evansville.

REGULATION AND LICENSING

  General

Regulatory aspects of the gaming business are pervasive in nature and the following description should not be construed as a complete summary of all the regulatory requirements faced by Aztar. Gaming authorizations, once obtained, can be suspended or revoked for a variety of reasons. If Aztar is ever precluded from operating one of its gaming facilities, it would, to the extent permitted by law, seek to recover its investment by sale of the property affected, but Aztar cannot guarantee that it would recover its full investment.

From time to time, legislative and regulatory changes are proposed, and court decisions rendered, that could be adverse to Aztar. On June 18, 1999, the National Gambling Impact Study Commission released a report that could result in federal legislation regulating the gaming industry. In addition, from time to time, investigations are conducted relating to the gaming industry. Tropicana Atlantic City, Casino Aztar Caruthersville and Casino Aztar Evansville are required to report particular cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties, including fines, imprisonment or both, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The States of Nevada and Indiana have adopted regulations similar to the Bank Secrecy Act that require the Nevada and Indiana facilities to document and report specific currency transactions to the Nevada State Gaming Control Board and the Indiana Gaming Commission, respectively. Violation of these regulations could result in action by Nevada or Indiana authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada or Indiana facilities' licenses and Aztar's licensing approval. Except to the extent of a violation as noted above, these reporting requirements are not expected to have any adverse effects on Aztar's casino operations.

  Regulation and Licensing - Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to (a) the Nevada Gaming Control Act and the regulations promulgated under that Act, referred to collectively as the "Nevada Act" and (b) various local regulations. The gaming operations of Tropicana Las Vegas and Ramada Express are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. Each of the Nevada Commission, Nevada Control Board and Clark County Board are collectively referred to as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

   - the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

   - the establishment and maintenance of responsible accounting practices and procedures;

   - the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

   -  the prevention of cheating and fraudulent practices; and

   - the provision of a source of state and local revenues through taxation and licensing fees.

Change in these or other laws, regulations and procedures that apply to Aztar could have an adverse effect on Aztar.

Hotel Ramada of Nevada is Aztar's wholly-owned subsidiary which operates the casino at Tropicana Las Vegas. Ramada Express, Inc. is Aztar's wholly-owned subsidiary which operates the Ramada Express casino in Laughlin. Hotel Ramada of Nevada and Ramada Express, Inc. are both required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Aztar is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and is therefore required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Hotel Ramada of Nevada or Ramada Express, Inc. without first obtaining licenses and approvals from the Nevada Gaming Authorities.
Aztar, Hotel Ramada of Nevada, and Ramada Express, Inc. have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Aztar, Hotel Ramada of Nevada or Ramada Express, Inc. in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and some key employees of Hotel Ramada of Nevada and Ramada Express, Inc. must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Some officers, directors and key employees of Aztar who are actively and directly involved in gaming activities of Hotel Ramada of Nevada and Ramada Express, Inc. may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Aztar, Hotel Ramada of Nevada or Ramada Express, Inc., the companies involved would have to sever all relationships with this person. In addition, the Nevada Commission may require Aztar, Hotel Ramada of Nevada or Ramada Express, Inc. to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Aztar, Hotel Ramada of Nevada and Ramada Express, Inc. are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Hotel Ramada of Nevada and Ramada Express, Inc. must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by Hotel Ramada of Nevada or Ramada Express, Inc., the gaming licenses held by Hotel Ramada of Nevada or Ramada Express, Inc. could be limited, conditioned, suspended or revoked, subject to compliance with particular statutory and regulatory procedures. In addition, Hotel Ramada of Nevada, Ramada Express, Inc., Aztar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Aztar's Nevada gaming properties and, under some circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of Aztar's Nevada gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Aztar.

Any beneficial holder of Aztar's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of Aztar's voting securities determined if the Nevada Commission has reason to believe that this ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting this investigation.

The Nevada Act requires any person who acquires more than 5% of Aztar's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of Aztar's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Control Board mails the written notice requiring this filing. Under some circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of Aztar's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Aztar, any change in Aztar's corporate charter, bylaws, management, policies or operations of Aztar, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Aztar's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

   -  voting on all matters voted on by stockholders;

   - making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

   - other activities as the Nevada Commission may determine to be consistent with this investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Control Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Aztar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Aztar, Hotel Ramada of Nevada or Ramada Express, Inc., Aztar

   -  pays that person any dividend or interest upon its voting securities,

   - allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person,

   - pays remuneration in any form to that person for services rendered or otherwise, or

   - fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, including Aztar, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own the security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

   - pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

   - recognizes any voting right by the unsuitable person in connection with the securities;

   -  pays the unsuitable person remuneration in any form; or

   - makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

Aztar is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make this disclosure may be grounds for finding the record holder unsuitable. Aztar is also required to render maximum assistance in determining the identity of the beneficial owner.
The Nevada Commission has the power to require Aztar's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed this requirement on Aztar.

Aztar may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes. This approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

On May 27, 1999, the Nevada Commission granted Aztar prior approval to make public offerings for a period of two years subject to some conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Control Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of Aztar through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Control Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

   - assure the financial stability of corporate gaming operators and their affiliates;

   - preserve the beneficial aspects of conducting business in the corporate form; and

   - promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in some circumstances, required from the Nevada Commission before Aztar can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by Aztar's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

   -  a percentage of the gross revenues received;

   -  the number of gaming devices operated; or

   -  the number of table games operated.

A casino entertainment tax is also paid by Hotel Ramada of Nevada and Ramada Express, Inc. where entertainment is furnished in connection with the selling of food, refreshments or merchandise in a cabaret, nightclub, cocktail lounge or casino showroom.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with these persons (a "Licensee", or collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Control Board of their participation in this foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with specific reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages by Hotel Ramada of Nevada and Ramada Express, Inc. is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license, and this disciplinary action could (and revocation would) have a material adverse effect upon the operations of Aztar, Hotel Ramada of Nevada or Ramada Express, Inc.

  Regulation and Licensing - New Jersey

The ownership and operation of casino hotel facilities and gaming activities in Atlantic City, New Jersey, are subject to extensive state regulation under the New Jersey Casino Control Act and the regulations of the New Jersey Casino Control Commission. In general, the New Jersey Act and regulations provide for more extensive controls over a broader scope of gaming-related activities than does the Nevada regulatory system.

The New Jersey Act and regulations concern primarily the financial stability and character of casino licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities and a wide range of gaming and non-gaming related operations. The New Jersey Act and regulations include detailed provisions concerning, among other things:

   - financial and accounting practices used in connection with casino operations;

   - residence and equal employment opportunities for employees of casino operators, contractors for casino facilities and others;

   - rules of games, levels of supervision of games and methods of selling and redeeming chips;

   - manner of granting credit, duration of credit and enforceability of gaming debts;

   -  manufacture, distribution and sale of gaming equipment;

   -  security standards;

   -  management control procedures;

   -  accounting and cash control methods;

   -  reports to gaming authorities;

   -  advertising of casinos; and

   - standards for entertainment and distribution of alcoholic beverages in casinos.

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

Adamar of New Jersey, Inc., a wholly-owned subsidiary of Aztar, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar of New Jersey, Inc. In November 1999, the license was renewed for a period of four years. Aztar and Ramada New Jersey Holdings Corporation, another of Aztar's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar of New Jersey, Inc.'s casino license. Officers and directors of Aztar, Ramada New Jersey Holdings Corporation and Adamar of New Jersey, Inc. and employees who work at casino hotel facilities operated by Adamar of New Jersey, Inc. also have been or must be qualified, licensed or registered. In addition, all contracts affecting the facilities are subject to approval, and all enterprises that conduct business with Adamar of New Jersey, Inc. must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission.

The New Jersey Commission has broad discretion regarding the issuance, renewal, revocation and suspension of casino licenses. Casino licenses are not transferable. A casino hotel facility must also continually satisfy specific requirements concerning, among other things, the number of qualifying sleeping units and the relationship between the number of qualifying sleeping units and the square footage of casino space. Aztar believes that Tropicana Atlantic City continues to meet these requirements.

The New Jersey Act further provides that each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by a casino licensee or any of its intermediary or holding companies, those persons who, in the opinion of the New Jersey Commission, have the ability to control the casino licensee or its intermediary or holding companies or elect a majority of the board of directors of said companies, other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business, and lenders and underwriters of said companies may be required to seek qualification from the New Jersey Commission. However, because Aztar is a publicly traded holding company, in accordance with the provisions of the New Jersey Act, a waiver of qualification may be granted by the New Jersey Commission, with the concurrence of the director of the New Jersey Division, if it is determined that said persons or entities are not significantly involved in the activities of Adamar of New Jersey, Inc. and, in the case of security holders, do not have the ability to control Aztar or elect one or more of its directors. There exists a rebuttable presumption that any person holding 5% or more of the equity securities of a casino licensee's intermediary or holding company or a person having the ability to elect one or more of the directors of such a company has the ability to control the company and thus must obtain qualification from the New Jersey Commission.

Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased the securities for investment purposes only and where the securities constitute

   - less that 10% of the equity securities of a casino licensee's holding or intermediary company or

   - debt securities of a casino licensee's holding or intermediary company representing a percentage of the outstanding debt of the company not exceeding 20% or a percentage of any issue of the outstanding debt of the company not exceeding 50%.

The waiver of qualification is subject to some conditions including, upon request of the New Jersey Commission, filing a certified statement that the institutional investor has no intention of influencing or affecting the affairs of the issuer. A waiver of qualification may also be granted to institutional investors holding a higher percentage of securities of a casino licensee's holding or intermediary company upon a showing of good cause.

If the institutional investor is granted a waiver and subsequently determines to influence or affect the affairs of the issuer, it must provide not less than 30 days notice of this intent and file with the New Jersey Commission an application for qualification before taking any action which may influence or affect the affairs of the issuer, except that an institutional investor holding voting securities will be permitted to vote on matters put to the vote of the holders of outstanding voting securities. If an institutional investor that has been granted a waiver subsequently changes its investment intent, or if the New Jersey Commission finds reasonable cause to believe that the institutional investor may be found unqualified, no action other than divestiture will be taken by the investor with respect to the security holdings until the investor complies with the provisions of the New Jersey Act concerning Interim Casino Authorization. The provisions of the New Jersey Act concerning Interim Casino Authorization provide that whenever a security holder of either equity or debt is required to qualify pursuant to the New Jersey Act, the security holder will, within 30 days after the New Jersey Commission determines that qualification is required or declines to waive qualification,

   - file a completed application for qualification, along with an executed and approved Trust Agreement, wherein all securities of the holding or intermediary company held by that security holder are placed in trust pending qualification, or

   - file a notice of intent to divest itself of the securities as the New Jersey Commission may require so as to remove the need for qualification, which securities must be divested within 120 days from the date the determination was made.

The New Jersey Act further requires that corporate licensees and their subsidiaries, intermediaries and holding companies adopt specific provisions in their certificates of incorporation that require some remedial action in the event that an individual owner of any security of such company is found disqualified under the New Jersey Act. The required certificate of incorporation provisions vary depending on whether the stock of the company subject to the requirements of the New Jersey Act is publicly or privately traded. Pursuant to the New Jersey Act, the certificate of incorporation of a publicly held company must provide that any securities of the corporation are held subject to the condition that if a holder is found to be disqualified by the New Jersey Commission pursuant to the New Jersey Act the holder will dispose of his interest in the company. The certificate of incorporation of a privately held company must create the absolute right of the company to repurchase at the market price or purchase price, whichever is the lesser, any security, share or other interest in the company in the event the New Jersey Commission disapproves a transfer in accordance with the provisions of the New Jersey Act.

Aztar is a publicly held company and, accordingly, a provision has been placed in its restated certificate of incorporation which provides that a holder of its securities must dispose of the securities if the holder is found disqualified under the New Jersey Act. In addition, Aztar's restated certificate of incorporation provides that it may redeem the stock of any holder found to be disqualified.

If, at any time, it is determined that Adamar of New Jersey, Inc. has violated the New Jersey Act or regulations, or if any security holder of Aztar, Adamar of New Jersey, Inc. or Ramada New Jersey Holdings Corporation who is required to be qualified under the New Jersey Act is found disqualified but does not dispose of the securities, Adamar of New Jersey, Inc. could be subject to fines or its license could be suspended or revoked. If Adamar of New Jersey, Inc.'s license is revoked, the New Jersey Commission could appoint a conservator to operate and to dispose of any casino hotel facilities of Adamar of New Jersey, Inc. Net proceeds of a sale by a conservator and net profits of operations by a conservator (at least up to an amount equal to a fair return on Adamar of New Jersey, Inc.'s investment which is reasonable for casinos or hotels) would be paid to Adamar of New Jersey, Inc.

In addition to compliance with the New Jersey Act and regulations relating to gaming, any facility built in Atlantic City by Adamar of New Jersey, Inc. or any other subsidiary of Aztar must comply with the New Jersey and Atlantic City laws and regulations relating to, among other things, the Costal Area Facilities Review Act, construction of buildings, environmental considerations, operation of hotels and the sale of alcoholic beverages.

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

  Regulation and Licensing - Missouri

On November 3, 1992, a statewide referendum authorized gaming in the state of Missouri on the Missouri and the Mississippi Rivers. Local approval from the home dock municipality, as required by the legislation, was also obtained from the City of Caruthersville in the November 3, 1992 election. On April 29, 1993, Missouri enacted revised legislation (the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation, and enforcement with respect to some aspects, of riverboat gaming in Missouri and has the discretion to approve license applications for riverboat gaming facilities. In July 1993, Aztar was chosen by the City of Caruthersville as the preferred applicant to develop a gaming facility, and on September 20, 1993, Aztar's subsidiary, Aztar Missouri Gaming Corporation, predecessor in interest to the current licensee, Aztar Missouri Riverboat Gaming Company, L.L.C. ("Aztar Missouri"), filed its initial application with the Missouri Gaming Commission. The Missouri Gaming Commission conducted a formal investigation of Aztar Missouri's application and granted an owner/operator gaming license to Aztar Missouri on April 26, 1995.

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries.
Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify some definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, there are ten operating riverboat gaming facility sites in Missouri (some with multiple licensed riverboat casinos): one in Caruthersville, four in the St. Louis area, four in the Kansas City area, and one in St. Joseph.

In a statewide election held on November 8, 1994, Missouri voters approved the adoption of an amendment to the Missouri Constitution which permits the legislature to allow games of chance to be conducted on excursion boats and floating facilities on the Mississippi River and the Missouri River. As a result of the amendment, full-scale gaming, subject to Missouri Gaming law, is now available in Missouri.

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar, Aztar Missouri, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. Aztar Missouri has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers and other key persons must submit Personal Disclosure Forms, which include detailed personal financial information, and are subject to thorough investigations. In addition, some officers and directors of Aztar, as well as Aztar itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

The operators' licenses (or "Class A" gaming licenses) are issued through application to the Missouri Gaming Commission, which requires, among other things:

   - investigations into an applicant's character, financial responsibility and experience qualifications and

   -  that applicants furnish:

      -  financial information, referenced above;

      - detailed information about the applicant's history, business, affiliations, officers, directors and owners;

      - an affirmative action plan for the hiring and training of minorities and women; and

      -  an economic development or impact report.

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Licenses are to last for a term of two to three years, except that the initial license and first renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri was relicensed in March 1999 for a period of two years.

The Missouri Gaming Law regulations impose restrictions on the use and transfer of the gaming licenses as well as limitations on transactions engaged in by licensees. The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming
Commission:

   - any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest;

   - any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;

   -  any public issuance of debt by a licensee or its holding company; and

   -  defined "significant related party transactions".

In addition, the licensee must notify the Missouri Gaming Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company and any transaction of at least $1,000,000. The restrictions on transfer of ownership apply to Aztar as well as the direct licensee, Aztar Missouri. Gaming equipment and corporate stock of some licensees may not be pledged except in narrow circumstances and subject to some regulatory conditions.

Missouri statutes and administrative rules contain detailed requirements concerning the operation of a licensed excursion gaming boat facility, including:

   - a charge of two dollars per gaming customer per excursion, as discussed below, that licensees must pay to the Missouri Gaming Commission;

   -  requirements regarding minimum payouts;

   -  a 20% tax on adjusted gross receipts;

   - prohibitions against providing credit to gaming customers, except for the use of credit cards and cashing checks; and

   - a requirement that each licensee reimburse the Missouri Gaming Commission for all costs of any Missouri Gaming Commission staff, including Missouri Highway Patrol Officers, necessary to protect the public on the licensee's riverboat.

Licensees also must submit monthly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under the Missouri rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri Gaming Commission requires comprehensive safety inspections and compliance with local and/or federal safety requirements. Liquor licenses are issued and regulated by the Commission. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission, or after the effective date of new legislation, another entity approved by the Commission.

The Missouri Gaming Commission has the power, as well as broad discretion in exercising this power, to revoke or suspend gaming licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee's highest daily gross adjusted receipts during the preceding twelve months.

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations. In addition, the Missouri Gaming Law imposes a $500 loss limit per "excursion", which is a two-hour period established by each licensee with the approval of the Missouri Gaming Commission. In order to establish an excursion schedule, which allows patrons to enter and exit the gaming floor at any time during the excursion, the licensee must prove to the Missouri Gaming Commission that it can enforce the $500 loss limit.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where "dockside" or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all ten licensed sites to operate all or a portion of their facilities on a continuously docked basis. On February 15, 1996, the Commission granted Aztar Missouri the authority to operate gambling games on part of its floating facility previously used for non-gaming activities, including ticketing, under the continuous docking provision of the Missouri Gaming Law. On February 15, 1997, the Commission granted Aztar Missouri the authority to permanently dock the excursion gambling riverboat facility known as the "City of Caruthersville."

  Regulation and Licensing - Indiana

The ownership and operation of riverboat casinos in specific designated waters are subject to extensive state regulation under the Indiana Riverboat Gambling Act (the "Indiana Act") and regulations which the Indiana Gaming Commission is authorized to adopt under the Indiana Act.
The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Gaming Commission. The Indiana Act and the regulations of the Indiana Gaming Commission are significant to Aztar's prospects for successfully operating its riverboat casino and associated developments based in Evansville, Indiana.

The Indiana Gaming Commission has issued

   -  five riverboat owner's licenses on Lake Michigan,

   - four riverboat owner's licenses on the Ohio River, including Aztar's facility, and

   - a certificate of suitability to another applicant for a fifth facility, subject to final licensure, on the Ohio River.

The Indiana Gaming Commission has not considered applicants for a license on Patoka Lake in Southwestern Indiana, since that site has been determined by the United States Army Corps of Engineers to be unsuitable for a riverboat casino project. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Act. The Indiana Commission has adopted regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission, including rules for

   -  authorized games,

   -  internal control procedures,

   -  accounting records,

   -  security,

   -  gaming equipment, and

   -  extensions of credit.
                                     23

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The Indiana Act and the regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless expressly approved by the Indiana Gaming Commission. No gaming may be conducted while the boat is docked except:

   - for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking;

   - if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew;

   - if either the vessel or the docking facility is undergoing mechanical or structural repair;

   -  if water traffic conditions present a danger to

      -  the riverboat, riverboat passengers and crew or

      -  other vessels on the water; or

   - if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise.

However, a riverboat licensee must allow patrons to disembark at any time the riverboat remains at the dock and gambling continues.

For Ohio River excursions, including those Aztar is conducting through its Evansville operations, "full excursions" must be conducted at all times during the year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River.

Aztar, through an Indiana subsidiary, Aztar Indiana Gaming Corporation, has received from the Indiana Gaming Commission a riverboat owner's license for the Evansville, Indiana market. Aztar Indiana Gaming Corporation completed requirements for formal licensing and commenced operations in Evansville on December 7, 1995. On August 20, 1999, the Indiana Gaming Commission authorized the transfer of the assets and the riverboat owner's license to Aztar Indiana Gaming Company, L.L.C. ("Aztar Indiana"), a newly-formed limited liability company, in which Aztar Riverboat Holding Company, L.L.C. owns all of the membership interests. Aztar Riverboat Holding Company, L.L.C. is owned by Aztar through wholly-owned subsidiaries. On December 31, 1999, Aztar Indiana Gaming Corporation transferred its assets and riverboat owner's license to Aztar Indiana. The Ohio River has waters in both Indiana and Kentucky in the Evansville vicinity. Because riverboat casino gambling is illegal in Kentucky, authorities of that state have raised issues about Indiana-licensed riverboats operating in Kentucky waters. Aztar's Evansville riverboat cruises from its dock without entering Kentucky waters under its currently approved cruising route, thereby avoiding those issues.

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Gaming Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Gaming Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Gaming Commission. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure. A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act. Our present license expires in December 2000.

The Indiana Act requires licensees to disclose to the Indiana Gaming Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Gaming Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. Aztar has provided full information and documentation to the Indiana Gaming Commission and it must continue to do so during the term of the license. The Indiana Act prohibits, among other things:

   - a key person or a person holding an ownership interest in a riverboat licensee, or an employee of a riverboat licensee, from participating in a game conducted on a riverboat which is the subject of a license and

   - contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee.

The Indiana Gaming Commission has adopted a rule requiring quarterly reporting by the holder of a riverboat owner's license, including Aztar Indiana, or a holder of a supplier's license, of the officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, including Aztar, and of persons who directly or indirectly own a 1% interest in the licensee, including beneficial owners of Aztar.

The Indiana Gaming Commission has adopted a rule which prohibits the distribution by a riverboat licensee, including Aztar Indiana, to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation. The Indiana Gaming Commission has adopted another rule which requires riverboat licensees, including Aztar Indiana, to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Gaming Commission, Aztar Indiana has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. Aztar Indiana has received three alcoholic beverage permits which are subject to annual renewal: one for riverboat excursions and two for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is complete.

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

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Gaming Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Gaming Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana

Gaming Commission. Aztar received approval from the Indiana Gaming Commission in March 1998 for a senior secured reducing revolving credit facility and for a senior secured term loan for a combined total of up to $350 million. Aztar received approval from the Indiana Gaming Commission on March 29, 1999, for the refinancing and restructuring of Aztar's debt, including the offering of $235 million in 8 7/8% senior subordinated notes due 2007. A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

A lawsuit was filed on October 25, 1996, by three individuals in Harrison County, Indiana, which challenges the constitutionality of the Indiana Act. The lawsuit alleges that the Indiana Act:

   - creates an unequal privilege because supporters of riverboat gambling, having lost a county-wide referendum, are permitted to resubmit a proposal to county voters for approval of riverboat gambling, while opponents, having lost a county-wide referendum, are not allowed to resubmit a proposal; and

   - was enacted as part of a state budget bill allegedly in violation of a state constitutional requirement that legislation be confined to a single subject and matters connected to this subject.

The State of Indiana has filed an answer to the complaint. The State of Indiana, on behalf of the Indiana Commission, filed a motion to dismiss the complaint, which was granted on June 10, 1999. This matter is now pending before the Indiana Court of Appeals. The Supreme Court of Indiana has previously upheld the constitutionality of the Indiana Act, although the prior challenge involved different grounds than those alleged in this recent lawsuit.

  Environmental Matters

Aztar is subject to federal, state and local environmental laws, regulations and ordinances that (a) govern activities or operations that may have adverse environmental effects, including discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (b) impose liability for the costs of cleaning up, and some damages resulting from, past spills, disposals or other releases of hazardous substances. Aztar uses some substances and generates some wastes that are regulated or may be deemed hazardous under applicable environmental laws. From time to time, its operations have resulted, or may result, in some non-compliance with applicable requirements under environmental laws. Aztar has also incurred, and in the future may incur, costs related to cleaning up contamination relating to historical uses of some of its current or former properties. Specifically, the sites of our riverboat properties have been used for various industrial purposes in the past. Any noncompliance with applicable requirements or liability under environmental laws has not had, and is not expected to have, a material adverse effect on Aztar's results of operations or its financial condition.

  Other Regulations

Aztar's businesses are subject to various federal, state and local laws and regulations in addition to those discussed above. These laws and regulations include but are not limited to restrictions and conditions concerning employees, taxation, zoning and building codes, and marketing and advertising. These laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect Aztar.

EMPLOYEES

Aztar employs approximately 10,400 people. Approximately 3,200 Aztar employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 1,800 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2004 and a small number are covered by contracts that expire in 2001. At Tropicana Las Vegas, approximately 1,400 of the 2,300 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2002. A small number of these employees are covered by contracts that expire on May 31, 2000 or July 31, 2000. The remainder of employees are covered by contracts that expire in 2003 or 2004. At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,100 employees and 400 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

TRADEMARKS

We use a variety of trade names, service marks and trademarks and believe that we have all the licenses necessary to conduct our business. We have registered several service marks and trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to the conduct of our business.

Substantially all of our trademarks and service names have been assigned to the lenders under Aztar's bank credit facility.

Aztar, Hotel Ramada of Nevada and Adamar of New Jersey, Inc. are the beneficiaries of an agreement with Tropicana Enterprises, which owns some properties related to Tropicana Las Vegas, and the Jaffe family regarding the use of the name "Tropicana" for the operation of a casino hotel in New York State if gaming were to be authorized in New York State. Pursuant to that agreement, Aztar has registered the name under the Lanham Act. Under some events, the right to use the name reverts to Tropicana Enterprises.

Ramada Inc. has licensed Aztar to use the name "Ramada" in conjunction with the operation of Ramada Express, and will not use or permit the use of the name "Ramada" in Laughlin, Nevada by any other person or entity.

We have registered the following important trademarks or service marks:
Aztar, Casino Aztar, Trop, Trop Park, and The Island of Las Vegas. Aztar believes there are no other trademarks or service marks the use of which is material to the conduct of our business as a whole.

ITEM 2.  PROPERTIES
-------------------
     TROPICANA ATLANTIC CITY

Tropicana Atlantic City is located on an approximately 10-acre site in Atlantic City, New Jersey. In addition, we have accumulated approximately 3 1/2 acres next to our operating site for future development. In July 1993, Tropicana Atlantic City became wholly-owned by Aztar.

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Enterprises owns the Tropicana Las Vegas and leases it to Hotel Ramada of Nevada, a wholly-owned subsidiary of Aztar. Hotel Ramada of Nevada operates the casino and hotel under the lease, which expires in 2011. Adamar of Nevada, a wholly-owned subsidiary of Aztar, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to preferences on liquidation. On February 2, 1998, we acquired an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million. This option agreement was amended on February 1, 1999 to extend the option until February 1, 2002. We are exploring alternatives for a major redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment that we ultimately undertake.

     RAMADA EXPRESS

Ramada Express is located on an approximate 28-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

     CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on and from a base 8-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased. The lease was entered into in 1995 for 10 years. The lease has 3 options to renew for 5 years each. The remaining approximately 3 1/2 acres are wholly-owned by us. In addition, we have a seven-acre site located near our base site that we are using for parking. We are searching for third-party developers to develop facilities on this site that would complement our operations.

     CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on and from a 37-acre site next to the Mississippi River in downtown Caruthersville, Missouri. The site and facilities are wholly-owned by us. We have some unused land at this site and we are encouraging third-party developers to develop facilities on this land that would complement our operations.

     GENERAL

We lease our corporate headquarters located in Phoenix, Arizona and own or lease some other facilities which are not material to our operations.

Substantially all land, casino hotel buildings, casino riverboats, pavilions, furnishings and equipment owned by us are pledged as collateral under our revolving credit facility.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Aztar is a defendant in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated vs. Caesars World, Inc., et al., filed on April 26, 1994. This action was consolidated with another subsequently filed action in that court entitled William Ahearn, On Behalf of Himself and All Others Similarly Situated vs. Caesars World, Inc., et al., currently consolidated Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Actions" or collectively, the "Poulos/Ahearn Case"). Both Actions were brought under RICO and state common law and seek compensatory and punitive damages in excess of $1 billion from the defendants. The complaints allege that the defendants took part in a scheme intended to induce people to play video poker and electronic slot machines based on false beliefs concerning how those machines actually operate as well as the extent to which there is actually an opportunity to win on any given play. The precise nature of Aztar's role in the alleged fraud and conspiracy to defraud is not discernible from the complaint.

On September 26, 1995, an action entitled Larry Schreier, On Behalf of Himself and All Others Similarly Situated vs. Caesars World, Inc., et al., Case No. CV-S-95-00923-DWH(RJJ)(the "Schreier Case") was commenced in the United States District Court for the District of Nevada. The Schreier Case is identical to the Poulos/Ahearn Case in all material respects, except that the named plaintiff in the Schreier Case purports to represent a smaller and more precisely defined class of persons than the plaintiffs in the Poulos/Ahearn Case. The defendants (including Aztar) moved to dismiss the Schreier complaint on the same grounds as in the previously described Poulos/Ahearn Case, as well as on the ground that this case was filed for an improper purpose, an attempt to circumvent prior rulings of the Court in the Poulos/Ahearn Case. On August 15, 1996, District Judge Lloyd D. George granted the motion to dismiss, without prejudice. An amended complaint containing the same principal allegations was filed on September 30, 1996. The defendants (including Aztar) filed motions to dismiss the amended complaint for failure to state a claim and on other grounds. The Plaintiff opposed these motions.

The Poulos/Ahearn Case and the Schreier Case were consolidated, as was the action entitled William H. Poulos, On Behalf of Himself and All Others Similarly Situated vs. Ambassador Cruise Lines, Inc., et al., Case No. CV-S-95-936 LDG(RLH)(the "Cruise Ship Case"). (The allegations in the Cruise Ship Case are nearly identical to those made in the Poulos/Ahearn and Schreier cases, and are made against a group of defendants consisting of several manufacturers and distributors of gaming devices, as well as numerous cruise ship operators and companies which operate cruise ship casinos.) The Poulos/Ahearn Case, the Schreier Case and the Cruise Ship Case are collectively referred to as the "Consolidated Cases."

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

     2. The motion to strike some parts of the consolidated amended complaint was granted in part.

     3. The remaining motions (to dismiss and to stay or abstain) were denied.

     4. The plaintiffs were permitted to delete Mr. Ahearn, and add Ms. McElmore as a class representative.

The plaintiffs in the Consolidated Cases filed a second consolidated amended complaint on January 9, 1998. The Second Consolidated Amended Complaint contains claims which are nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the Second Consolidated Amended Complaint. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. On August 7, 1998, the defendants filed their opposition to the motion for class certification. The plaintiffs' reply memorandum was filed on August 25, 1998, and the matter has been submitted to the judge for decision. The stay of merits discovery remains in effect until the court decides the motion for class certification.

We believe that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

We are a party to various claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by us. Management believes that its defenses are substantial in each of these matters and that our legal posture can be successfully defended or satisfactorily settled without material adverse effect on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
     The registrant has elected not to include information concerning its executive officers in its 2000 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
                                                             Tenure
                                                        -----------------
                                                           With   Present
       Name                     Office             Age   Company  Position
-------------------  ----------------------------  ---  --------  --------
Paul E. Rubeli       Chairman of the Board,        56   21 years  8 years
                     President and Chief
                     Executive Officer

Robert M. Haddock    Executive Vice President      55   19 years 13 years
                     and Chief Financial
                     Officer

Nelson W. Armstrong,
 Jr.                 Vice President,               58   27 years 10 years
                     Administration, and Secretary

Joe C. Cole          Vice President,               61   12 years 12 years
                     Corporate Communications

Meridith P. Sipek    Controller                    53   22 years 10 years

Neil A. Ciarfalia    Treasurer                     52    5 years  5 years

Paul E. Rubeli. Mr. Rubeli joined Ramada Inc. in 1979 as group vice president, industrial operations. He served as executive vice president, gaming, of Ramada Inc. from 1982 to December 1989, when he was appointed president and chief operating officer of Aztar. He was appointed president and chief executive officer in February 1990 and was appointed chairman of the board in addition to his other positions in February 1992.

Robert M. Haddock. Mr. Haddock joined Ramada Inc. in 1980 and held various positions before becoming executive vice president and chief financial officer in March 1987, serving in that capacity until 1989, when he assumed the same position with Aztar.

Nelson W. Armstrong, Jr. Mr. Armstrong joined Ramada Inc. in 1973 as an accounting supervisor and held various positions on the corporate accounting staff, serving as vice president and controller, of Ramada Inc. In 1989, Mr. Armstrong became vice president and controller of Aztar until he was appointed vice president, administration, and secretary of Aztar in March 1990.

Joe C. Cole. Mr. Cole joined Ramada Inc. in March 1988 as vice president, corporate communications, after having been affiliated with Phoenix Newspapers Inc. for 26 years as a reporter, columnist and editor. He became vice president, corporate communications of Aztar in 1989.

------------------------------------------------

Meridith P. Sipek. Mr. Sipek joined Ramada Inc.'s corporate accounting staff in 1977 as a manager and held various positions in corporate and hotel accounting, serving as hotel group controller, before being named assistant corporate controller. Mr. Sipek became Aztar's assistant corporate controller in 1989 and he was appointed controller in March 1990.

Neil A. Ciarfalia. Mr. Ciarfalia joined Aztar in 1995 as treasurer. Prior to joining Aztar, Mr. Ciarfalia spent 11 years with the commercial aircraft division of Saab-Scania AB. During that time, he served Saab as president of the various divisional finance companies which arranged or provided financing for the acquisition of Saab aircraft and related products.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------
MATTERS
-------
Aztar had 8,407 shareholders of record as of March 1, 2000.

The additional information required by this Item 5 is included in this report on F-18, F-32, F-42 and F-52.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
The information required by Item 6 is included in this report on page F-52.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The information required by Item 7 is included in this report on pages F-42 through F-51.

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

(b)  Reports on Form 8-K:

        On December 15, 1999, Aztar filed a report on Form 8-K under
        Item 5. Other events to report Aztar's adoption of a new stockholder rights plan and to file as Exhibit 4 to the Form 8-K, the Rights Agreement dated as of December 14, 1999.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-32399, No. 33-44794 and No. 333-79297 (filed
January 5, 1990, December 24, 1991 and May 26, 1999, respectively):

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

    AZTAR CORPORATION   By ROBERT M. HADDOCK            March 20, 2000
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


PAUL E. RUBELI            Chairman of the Board, President   March 20, 2000
------------------------- and Chief Executive Officer, and ----------------
Paul E. Rubeli            Director

ROBERT M. HADDOCK         Executive Vice President and       March 20, 2000
------------------------- Chief Financial Officer, and     ----------------
Robert M. Haddock         Director

MERIDITH P. SIPEK         Controller                         March 20, 2000
-------------------------                                  ----------------
Meridith P. Sipek

JOHN B. BOHLE             Director                           March 20, 2000
-------------------------                                  ----------------
John B. Bohle

GORDON M. BURNS           Director                           March 20, 2000
-------------------------                                  ----------------
Gordon M. Burns

E. M. CARSON              Director                           March 20, 2000
-------------------------                                  ----------------
Edward M. Carson

LINDA C. FAISS            Director                           March 20, 2000
-------------------------                                  ----------------
Linda C. Faiss

JAMES L. KUNKEL           Director                           March 20, 2000
-------------------------                                  ----------------
James L. Kunkel

ROBERT S. ROSOW           Director                           March 20, 2000
-------------------------                                  ----------------
Robert S. Rosow

R. SNELL                  Director                           March 20, 2000
-------------------------                                  ----------------
Richard Snell

TERENCE W. THOMAS         Director                           March 20, 2000
-------------------------                                  ----------------
Terence W. Thomas
                                     36

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


I.  Financial Statements                                             Page
                                                                     ----

  1. Aztar Corporation and Subsidiaries


     Report of Independent Accountants . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at December 30, 1999 and
       December 31, 1998 . . . . . . . . . . . . . . . . . . . . . .  F-3

     Consolidated Statements of Operations for the years ended
       December 30, 1999, December 31, 1998 and January 1, 1998  . .  F-5

     Consolidated Statements of Cash Flows for the years ended
       December 30, 1999, December 31, 1998 and January 1, 1998  . .  F-7

     Consolidated Statements of Shareholders' Equity for the
       years ended December 30, 1999, December 31, 1998 and
       January 1, 1998 . . . . . . . . . . . . . . . . . . . . . . .  F-9

     Notes to Consolidated Financial Statements. . . . . . . . . . . F-11



  2. Tropicana Enterprises


     Report of Independent Accountants . . . . . . . . . . . . . . . F-33

     Balance Sheets at December 30, 1999 and December 31, 1998 . . . F-34

     Statements of Operations for the years ended December 30,
       1999, December 31, 1998 and January 1, 1998 . . . . . . . . . F-35

     Statements of Cash Flows for the years ended December 30,
       1999, December 31, 1998 and January 1, 1998 . . . . . . . . . F-36

     Statements of Partners' Capital for the years ended
       December 30, 1999, December 31, 1998 and January 1, 1998  . . F-37

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

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Aztar Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at December 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICEWATERHOUSECOOPERS LLP






Phoenix, Arizona
February 1, 2000

                     AZTAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  ----------------------------------------
                      (in thousands, except share data)

                                                 December 30,  December 31,
                                                    1999          1998
                                                 -----------   ----------
Assets
Current assets:
  Cash and cash equivalents                     $    54,180    $   58,600
  Accounts receivable, net                           26,104        31,496
  Refundable income taxes                               881            --
  Inventories                                         7,836         6,496
  Prepaid expenses                                   11,293         9,234
  Deferred income taxes, net                         17,333        15,957
                                                 ----------    ----------
    Total current assets                            117,627       121,783

Investments in and advances to
  unconsolidated partnership                          7,659         8,437
Other investments                                    20,379        21,005

Property and equipment:
  Buildings, riverboats and equipment, net          754,900       778,420
  Land                                              102,428        99,035
  Construction in progress                            4,382         2,153
  Leased under capital leases, net                    4,447         7,782
                                                 ----------    ----------
                                                    866,157       887,390

Deferred charges and other assets                    37,185        39,087
                                                 ----------    ----------
                                                 $1,049,007    $1,077,702
                                                 ==========    ==========

















[FN]>
The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                  ----------------------------------------
                      (in thousands, except share data)


                                                 December 30,  December 31,
                                                     1999          1998
                                                 -----------    ----------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accruals                    $   51,197    $   52,935
 Accrued payroll and employee benefits                26,399        26,208
 Accrued interest payable                              5,198        12,608
 Income taxes payable                                     --         3,185
 Current portion of long-term debt                     3,334         2,537
 Current portion of other long-term liabilities        3,198         2,921
                                                  ----------    ----------
   Total current liabilities                          89,326       100,394

Long-term debt                                       497,628       487,543
Other long-term liabilities                           21,099        22,882
Deferred income taxes                                  6,041         5,635
Contingencies and commitments
Series B ESOP convertible preferred stock
 (redemption value $9,734 and $7,147)                  7,003         7,147

Shareholders' equity:
 Common stock, $.01 par value (42,945,190
   and 45,337,834 shares outstanding)                    506           492
 Paid-in capital                                     420,786       412,528
 Retained earnings                                    63,963        58,207
 Less: Treasury stock                                (57,345)      (17,126)
                                                  ----------    ----------
   Total shareholders' equity                        427,910       454,101
                                                  ----------    ----------
                                                  $1,049,007    $1,077,702
                                                  ==========    ==========














[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                      -----------------------------------
                     (in thousands, except per share data)
                                                 1999      1998      1997
                                              ---------  --------- ---------
Revenues
  Casino                                      $646,918   $666,360  $645,604
  Rooms                                         65,268     56,064    53,126
  Food and beverage                             53,283     52,671    51,776
  Other                                         34,845     31,041    31,851
                                              --------   --------  --------
                                               800,314    806,136   782,357

Costs and expenses
  Casino                                       286,934    300,625   298,104
  Rooms                                         35,361     31,912    30,258
  Food and beverage                             54,760     53,714    54,736
  Other                                         30,258     26,365    25,378
  Marketing                                     86,597     86,618    88,360
  General and administrative                    74,102     76,331    70,215
  Utilities                                     14,124     13,322    14,249
  Repairs and maintenance                       26,129     24,399    23,741
  Provision for doubtful accounts                7,753     14,913    12,944
  Property taxes and insurance                  23,672     23,425    24,093
  Rent                                          17,122     19,373    21,379
  Depreciation and amortization                 53,908     53,493    51,508
                                              --------   --------  --------
                                               710,720    724,490   714,965
                                              --------   --------  --------
Operating income                                89,594     81,646    67,392

  Interest income                                1,481      2,154     2,026
  Interest expense                             (52,763)   (59,588)  (62,543)
                                              --------   --------  --------
Income before other items, income
  taxes and extraordinary items                 38,312     24,212     6,875

  Equity in unconsolidated partnership's loss   (3,961)    (4,336)   (4,618)
                                              --------   --------  --------
Income before income taxes and
  extraordinary items                           34,351     19,876     2,257

  Income taxes                                 (12,222)    (8,368)    2,185
                                              --------   --------  --------
Income before extraordinary items               22,129     11,508     4,442

  Extraordinary items                          (15,740)    (1,346)       --
                                              --------   --------  --------

Net income                                    $  6,389   $ 10,162  $  4,442
                                              ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                      -----------------------------------
                     (in thousands, except per share data)
                                             1999      1998      1997
                                           --------  --------  --------
Earnings per common share:
  Income before extraordinary items        $    .48  $    .24  $    .08
  Extraordinary items                          (.35)     (.03)       --
                                           --------  --------  ---------
  Net income                               $    .13  $    .21  $    .08
                                           ========  ========  ========

Earnings per common share assuming
  dilution:
  Income before extraordinary items        $    .46  $    .23  $    .08
  Extraordinary items                          (.34)     (.03)       --
                                           --------  --------  --------
  Net income                               $    .12  $    .20  $    .08
                                           ========  ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share                  44,598    45,230    45,121
  Earnings per common share assuming
    dilution                                 46,197    46,614    46,687

























[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                                --------------
                                (in thousands)
                                              1999       1998       1997
                                           ---------- ---------- ----------
Cash Flows from Operating Activities
Net income                                  $  6,389  $  10,162  $   4,442
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization              55,744     55,735     54,216
   Provision for losses on accounts
     receivable                                7,753     14,913     12,944
   Loss on early retirement of debt           24,216      2,071         --
   Loss on reinvestment obligation               953         52        569
   Rent expense                                 (888)      (900)      (984)
   Distribution in excess of equity in
     income of partnership                       778        938        985
   Deferred income taxes                        (970)     1,412       (184)
   Change in assets and liabilities:
    (Increase) decrease in accounts
       receivable                                353       (387)   (15,128)
    (Increase) decrease in refundable
       income taxes                             (881)        --      1,201
    (Increase) decrease in inventories
       and prepaid expenses                   (3,435)       847     (1,141)
    Increase (decrease) in accounts
       payable, accrued expenses and
       income taxes payable                   (9,714)        93     (8,324)
    Other items, net                             369      1,465        893
                                           ---------  ---------  ---------
   Net cash provided by (used in)
     operating activities                     80,667     86,401     49,489
                                           ---------  ---------  ---------
Cash Flows from Investing Activities
Payments received on notes receivable          1,701      1,493      1,310
Reduction in other investments                   958      4,057      8,194
Purchases of property and equipment          (29,414)   (25,088)   (25,117)
Additions to other long-term assets           (7,257)   (11,102)    (7,714)
                                           ---------  ---------  ---------
   Net cash provided by (used in)
     investing activities                  $ (34,012) $ (30,640) $ (23,327)
                                           ---------  ---------  ---------







[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                                --------------
                                (in thousands)
                                                1999      1998      1997
                                              --------- --------- ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt      $689,600  $478,400  $237,700
Proceeds from issuance of common stock           3,107       402       697
Principal payments on long-term debt          (680,477) (517,178) (259,419)
Premium paid on early retirement of debt       (15,551)       --        --
Principal payments on other long-term
  liabilities                                   (1,277)   (1,527)   (1,777)
Debt issuance costs                             (6,626)   (2,246)     (195)
Repurchase of common stock                     (38,319)       --        --
Preferred stock dividend                          (596)     (649)     (689)
Redemption of preferred stock                     (936)     (492)     (481)
                                              --------  --------  --------
  Net cash provided by (used in)
    financing activities                       (51,075)  (43,290)  (24,164)
                                              --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                              (4,420)   12,471     1,998

Cash and cash equivalents at beginning
  of year                                       58,600    46,129    44,131
                                              --------  --------  --------
   Cash and cash equivalents at end
     of year                                  $ 54,180  $ 58,600  $ 46,129
                                              ========  ========  ========
Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Reduction in land and other long-term
      liabilities                             $     --  $     --  $  2,000
    Capital lease obligations incurred
      for property and equipment                    16     9,625       552
    Tax benefit from stock options
      and preferred stock dividend               3,278       140       247
    Forfeiture of restricted stock                  --        --        24
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options              1,900        --        --

Cash flow during the year for the following:
    Interest paid, net of amount capitalized  $ 58,338  $ 57,913  $ 60,041
    Income taxes paid (refunded)                 5,503     3,803    (3,233)





[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                                --------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                    -------- -------- --------- --------- --------- --------
Balance,
  January 2, 1997   $   489  $411,158 $ 44,846  $(17,102) $   (117) $439,274
  Stock options
    exercised             2       695                                    697
  Tax benefit from
    stock options
    exercised                     176                                    176
  Preferred stock
    dividend and
    losses on
    redemption,
    net of income
    tax benefit                           (634)                         (634)
  Forfeiture of
    restricted stock                                 (24)       24        --
  Amortization of
    unearned
    compensation                                                83        83
  Net income                             4,442                         4,442
                    -------  -------- --------  --------  --------  --------

Balance,
  January 1, 1998       491   412,029   48,654   (17,126)      (10)  444,038
  Stock options
    exercised             1       401                                    402
  Tax benefit from
    stock options
    exercised                      98                                     98
  Preferred stock
    dividend and
    losses on
    redemption,
    net of income
    tax benefit                           (609)                         (609)
  Amortization of
    unearned
    compensation                                                10        10
  Net income                            10,162                        10,162
                    -------  -------- --------  --------  --------  --------
Balance,
  December 31, 1998 $   492  $412,528 $ 58,207  $(17,126) $     --  $454,101
                    =======  ======== ========  ========  ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
 For the Years Ended December 30, 1999, December 31, 1998 and January 1, 1998
                                 -------------
                                (in thousands)
                                                          Unearned
                     Common  Paid-in  Retained  Treasury   Compen-
                      Stock  Capital  Earnings   Stock      sation    Total
                     ------- -------- --------- --------- --------- --------
Balance,
  December 31, 1998  $   492 $412,528 $ 58,207  $(17,126) $     --  $454,101
  Stock options
   exercised              14    4,993             (4,571)                436
  Tax benefit
   from stock
   options exercised            3,265                                  3,265
  Preferred stock
   dividend and losses
   on redemption, net
   of income tax
   benefit                                (633)                         (633)
  Repurchase of common
   stock                                         (35,648)            (35,648)
  Net income                             6,389                         6,389
                     ------- -------- --------  --------  --------  --------
Balance,
  December 30, 1999  $   506 $420,786 $ 63,963  $(57,345) $     --  $427,910
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

The Company operates casino hotels in Atlantic City, New Jersey and Las Vegas, Nevada, under the Tropicana name and in Laughlin, Nevada, as Ramada Express. The Company operates casino riverboats in Caruthersville, Missouri and Evansville, Indiana under the Casino Aztar name. A substantial portion of the Company's consolidated revenues and assets is concentrated at the Atlantic City Tropicana.

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 1999, 1998 and 1997.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 30, 1999 or December 31, 1998.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 30, 1999 and December 31, 1998. Advertising costs that were expensed during the year were $18,563,000 in 1999, $17,439,000 in 1998 and $18,423,000 in 1997.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. There was no interest capitalized during 1999, 1998 or 1997.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $352,400,000 at December 30, 1999 and $307,541,000 at December 31, 1998.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $1,199,000 and $4,916,000, were $7,672,000 and $9,690,000 at December 30, 1999 and December 31, 1998, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses, net of accumulated amortization of $9,689,000 and $8,868,000, were $14,797,000 and $16,567,000 at December 30, 1999 and
December 31, 1998, respectively.

Preopening costs directly related to the opening of a gaming operation or major addition to a gaming operation are expensed as incurred. Prior to January 1, 1999, preopening costs were capitalized as incurred and expensed in the period the related facility commenced operations. Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs. There were no capitalized preopening costs at December 31, 1998.

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At December 30, 1999 and December 31, 1998, the Company had capitalized development costs of $4,778,000 and $2,630,000, respectively. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

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

Revenue Recognition

Casino revenue consists of gaming win net of losses.  Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers.  The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):
                           1999      1998      1997
                         --------  --------  --------
    Rooms                $ 20,482  $ 22,172  $ 22,710
    Food and beverage      50,143    49,599    47,755
    Other                   3,404     3,053     2,957
                         --------  --------  --------
                         $ 74,029  $ 74,824  $ 73,422
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

Reclassifications

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. Approximately 47% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 30, 1999 and December 31, 1998, the net receivables at Tropicana Atlantic City were $17,017,000 and $16,645,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $7,671,000 and $13,441,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At December 30, 1999 and December 31, 1998, the allowance for doubtful accounts was $24,744,000 and $25,296,000, respectively.

NOTE 3.  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $17,068,000 in 1999, $16,540,000 in 1998 and $16,554,000 in 1997, of which 50% was eliminated in consolidation. The Company has an option to purchase the 50% partnership interest that it does not own. The option gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120,000,000 until as late as February 1, 2002.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):
                                  December 30,  December 31,
                                     1999          1998
                                  -----------   -----------
     Income producing properties   $ 49,284      $ 52,018
     Other assets                    10,161        10,891
     Bank term loan payable          56,931        60,228
     Other liabilities                1,231           938
                                     1999          1998        1997
                                  ----------    ----------   --------
     Revenues                      $ 17,126      $ 16,568     $ 16,591
     Operating expenses              (2,743)       (2,743)      (2,743)
                                   --------      --------     --------
     Operating income                14,383        13,825       13,848
     Interest expense                (4,124)       (4,833)      (5,397)
                                   --------      --------     --------
     Net income                    $ 10,259      $  8,992     $  8,451
                                   ========      ========     ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                     1999         1998         1997
                                   --------     --------     --------
     Equity in unconsolidated
      partnership's loss           $ (3,961)    $ (4,336)    $ (4,618)


NOTE 4.  OTHER INVESTMENTS

Other investments consist of the following (in thousands):
                                               December 30, December 31,
                                                  1999         1998
                                               ----------   ----------
           CRDA deposits, net of a valuation
             allowance of $6,025 and $6,452      $14,751      $16,645
           CRDA bonds, net of an unamortized
             discount of $3,292 and $1,912         5,628        4,360
                                                 -------      -------
                                                 $20,379      $21,005
                                                 =======      =======

The Company deposits funds with the CRDA to satisfy a New Jersey assessment based upon its casino revenues. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 15 to 48 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has an agreement with the CRDA for approximately $24,000,000 in funding in connection with a completed expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of December 30, 1999, the Company has received approximately $19,100,000 in funding from the CRDA under this agreement. At December 30, 1999 and December 31, 1998, the Company had approximately $600,OOO and $800,000, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

NOTE 5.  LAS VEGAS TROPICANA REDEVELOPMENT

The Company is exploring alternatives for a major redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana was $29,846,000 at December 30, 1999. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                  December 30, December 31,
                                                     1999         1998
                                                  -----------  ----------
8 7/8% Senior Subordinated Notes Due 2007;
 redeemable at a defined premium                     $235,000    $     --
11% Senior Subordinated Notes Due 2002                     --     200,000
13 3/4% Senior Subordinated Notes Due 2004 ($180,000
 principal amount, 14% effective interest rate);
 net of unamortized discount                               --     178,243
Revolving credit facility; floating rate, 7.86%
  at December 30, 1999; matures June 30, 2003         210,100      53,100
Term loan; floating rate, 8.65% at December 30, 1999;
  matures June 30, 2005                                49,875      50,000
Other notes payable; 14.6%; maturities to 2002            594         868
Obligations under capital leases                        5,393       7,869
                                                     --------    --------
                                                      500,962     490,080
Less current portion                                   (3,334)     (2,537)
                                                     --------    --------
                                                     $497,628    $487,543
                                                     ========    ========

Maturities of long-term debt for the five years subsequent to December 30, 1999 are as follows (in thousands):

          2000                         $  3,334
          2001                            2,503
          2002                           31,524
          2003                          180,704
          2004                           12,250

During 1999, the Company completely refinanced its senior subordinated debt.

On April 7, 1999, the Company redeemed $75,000,000 principal amount of the 11% Senior Subordinated Notes due 2002 ("11% Notes") at 101.571% of the principal amount plus accrued interest by utilizing borrowings under the revolving credit facility ("Revolver").

On May 3, 1999, the Company issued $235,000,000 principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("8 7/8% Notes"). Interest is payable semiannually on May 15 and November 15. The net proceeds from the issuance of the 8 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $228,800,000.

On June 2, 1999, the Company redeemed $125,000,000 principal amount of the 11% Notes at 101.571% of the principal amount plus accrued interest. On August 20, 1999, the Company redeemed $5,540,000 principal amount of the 13 3/4% Senior Subordinated Notes due 2004 ("13 3/4% Notes") at 107.5% of the principal amount plus accrued interest and on October 1, 1999, the Company redeemed the remaining principal amount of $174,460,000 at 106.875% of the principal amount plus accrued interest. These redemptions were funded from the net proceeds of the 8 7/8% Notes and borrowings under the Revolver.

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

The 8 7/8% Notes are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 8 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued interest. Certain covenants in the 8 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

In April 1999, the Company and the lenders under the Revolver agreed to expand the maximum amount available under the Revolver from $250,000,000 to $300,000,000. In conjunction with this change, the quarterly reductions in the maximum amount available under the Revolver were increased from $10,000,000 to $12,000,000, commencing on September 30, 2000. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of December 30, 1999, the margin was at 0.625% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

The Term loan ("Term Loan") calls for quarterly principal payments of $125,000 beginning on September 30, 1999 through June 30, 2004, and $11,875,000 beginning on September 30, 2004 through maturity. Interest is computed on the Term Loan based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%. Interest is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier.

The collateral securing the Revolver and the Term Loan, shared on a pari passu basis, consists of all the property of Tropicana Atlantic City, Ramada Express and the casino riverboat operations and, with certain exceptions, the stock of the Company's subsidiaries. The Revolver imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Revolver also prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $100,000,000, increased from $30,000,000 effective October 26, 1999, with limited exceptions. In addition, the Revolver contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow. The restrictions imposed on the Company by the Term Loan are similar to those imposed by the Company's senior subordinated debt.

NOTE 7.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 11 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):
                                            December 30,  December 31,
                                                1999         1998
                                            -----------   ----------
          Furniture and equipment            $ 18,616      $ 18,714
          Less accumulated amortization       (14,169)      (10,932)
                                             --------      --------
                                             $  4,447      $  7,782
                                             ========      ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $3,237,000 in 1999, $2,357,000 in 1998 and $269,000 in 1997.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 30, 1999 are as follows (in thousands):
         Year                                         Capital     Operating
         ----                                        --------     ---------
         2000                                        $ 2,998      $11,442
         2001                                          1,809        9,755
         2002                                            781        9,027
         2003                                            231        8,341
         2004                                            136        8,162
         Thereafter                                       23       44,488
                                                     --------     --------
                                                       5,978      $91,215
                                                                  ========
         Amount representing interest                   (585)
                                                     --------
         Net present value                             5,393
         Less current portion                         (2,662)
                                                     --------
         Long-term portion                           $ 2,731
                                                     ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):
                                               1999      1998      1997
                                             --------  --------  --------
         Minimum rentals                     $ 13,946  $ 15,968  $ 18,099
         Contingent rentals                     3,176     3,405     3,280
                                             --------  --------  --------
                                             $ 17,122  $ 19,373  $ 21,379
                                             ========  ========  ========

NOTE 8.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):
                                            December 30, December 31,
                                               1999         1998
                                            -----------  ----------
         Deferred compensation and
           retirement plans                  $ 12,530     $ 11,871
         Accrued rent expense                   9,539       10,427
         Obligation to City of Evansville
           and other civic and community
           organizations                        1,800        3,050
         Las Vegas Boulevard
           beautification assessment              428          455
                                             --------     --------
                                               24,297       25,803
         Less current portion                  (3,198)      (2,921)
                                             --------     --------
                                             $ 21,099     $ 22,882
                                             ========     ========

NOTE 9.  REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock ("ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds were repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term, ending on September 15, 1999. During 1999, 1998 and 1997, respectively, 8,716 shares, 4,737 shares and 4,555 shares were redeemed primarily in connection with employee terminations. At December 30, 1999, cumulative redemptions totaled 29,975 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

The shares that have been allocated to the ESOP participant accounts and have vested are redeemable at the higher of $100 per share plus accrued and unpaid dividends, appraised value or conversion value, by the participant upon termination. The excess of the redemption value of the ESOP Stock over the carrying value is charged to retained earnings upon redemption.
In the event of default in the payment of dividends on the ESOP Stock for six consecutive semiannual periods, each outstanding share would have one vote per share of common stock into which the preferred stock is convertible.

NOTE 10.  CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 100,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 50,645,269 at December 30, 1999, and 49,244,268 at December 31, 1998. Common stock outstanding was net of 7,700,079 and 3,906,434 treasury shares at December 30, 1999 and December 31, 1998, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

The Company issued shares of restricted common stock in 1995 to certain executive officers and key employees; however, 3,668 of these shares were forfeited in 1997. The restrictions on 122,998 of the unforfeited shares lapsed over a three-year period commencing on the date of issuance. Compensation expense in connection with this issuance of restricted common stock was $10,000 and $83,000 in 1998 and 1997, respectively.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 1999, 1998 and 1997, respectively, 12,701, 15,540 and 24,255 shares were claimed and in September 1999, 314,640 unclaimed shares were escheated; the balance of unclaimed shares was 706 as of December 30, 1999.

In May 1999, the Board of Directors authorized the Company to make discretionary repurchases of up to 3,500,000 shares of its common stock and by December 30, 1999, the Company repurchased 3,500,000 shares of its common stock. In December 1999, the Board of Directors authorized the Company to repurchase up to 4,500,000 additional shares of its common stock and as of December 30, 1999, the Company repurchased 192,300 shares of its common stock under this authority. All purchases under the Company's stock repurchase programs may be made from time to time in the open market or privately negotiated transactions, depending upon market prices and other factors. Repurchased and forfeited shares are stated at cost and held as treasury shares to be used for general corporate purposes.

During 1999, the Company accepted 428,686 shares of its common stock from employees in lieu of cash due to the Company in connection with the exercise of stock options under the Company's 1989 Stock Option and Incentive Plan. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At December 30, 1999, December 31, 1998 and January 1, 1998, common shares reserved for future grants of stock options under the Company's stock option plans were 2,332,000, 122,000 and 589,000, respectively. At December 30, 1999, common shares reserved for the conversion of the ESOP Stock were 741,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

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

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. The Company's 1990 Nonemployee Director Stock Option Plan ("1990 Plan") has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vest and become exercisable on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.7% in 1999, 5.1% in 1998 and 6.5% in 1997, no dividend in 1999, 1998 or 1997, volatility factor of the expected market price of the Company's common stock of .52 in 1999, .51 in 1998 and .29 in 1997, and an expected life of the option of 5.0 years in 1999, 4.7 years in 1998 and 5.2 years in 1997.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.  The pro forma information for 1999, 1998 and 1997 follows (in thousands except for earnings per share information):
                                               1999      1998      1997
                                             --------  --------  --------
  Pro forma net income                       $  4,789  $  8,342  $  3,693

  Pro forma earnings per share:
    Net income per common share              $    .09  $    .17  $    .07
    Net income per common share
      assuming dilution                      $    .09  $    .17  $    .07

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

A summary of the Company's other stock option activity and related information for the years ended December 30, 1999, December 31, 1998 and
January 1, 1998 follows (in thousands of shares):
                       1999               1998               1997
                 -----------------  -----------------  -----------------
                         Weighted-          Weighted-          Weighted-
                 Shares  Average    Shares  Average    Shares  Average
                 Under   Exercise   Under   Exercise   Under   Exercise
                 Option  Price      Option  Price      Option  Price
                 ------  ---------  ------  ---------  ------  ---------
Beginning balance
 outstanding      3,846    $5.59     3,503    $5.29     3,230    $5.00
  Granted         1,828    $8.29       527    $7.38       514    $7.00
  Exercised      (1,401)   $3.57      (124)   $3.26      (178)   $3.92
  Forfeited         (51)   $7.22       (60)   $8.75       (63)   $8.19
  Expired            --    $  --        --    $  --        --    $  --
                 ------             ------             ------
Ending balance
 outstanding      4,222    $7.40     3,846    $5.59     3,503    $5.29
                 ======             ======             ======
Exercisable at
 end of year      1,966    $6.61     3,012    $5.12     2,774    $4.77
                 ======             ======             ======
Weighted-average
 fair value of
 options granted
 during the year $ 4.29             $ 3.81             $ 2.39

                                    F-23

The following table summarizes additional information about the Company's stock options outstanding at December 30, 1999, December 31, 1998 and
January 1, 1998 (in thousands of shares):
                       Options Outstanding        Options Exercisable
                 ------------------------------   -------------------
                          Weighted-
                           Average    Weighted-             Weighted-
                 Shares   Remaining   Average     Shares    Average
  Range of       Under   Contractual  Exercise    Under     Exercise
Exercise Prices  Option     Life       Price      Option      Price
---------------  ------  -----------  ---------   ------    ---------
1999
----
$4.06 to $ 5.25     575   7.2 years     $ 4.95       523      $ 4.98
$5.50 to $ 7.75   2,739   7.3 years     $ 7.14     1,294      $ 6.95
$9.13 to $11.00     908   9.1 years     $ 9.76       149      $ 9.47
                 ------                           ------
                  4,222   7.7 years     $ 7.40     1,966      $ 6.61
                 ======                           ======
1998
----
$3.19             1,202   1.0 year      $3.19      1,202      $3.19
$4.06 to $5.06      650   7.7 years     $4.94        610      $5.00
$5.50 to $7.75    1,843   7.1 years     $7.06      1,062      $6.80
$9.13 to $11.00     151   6.8 years     $9.48        138      $9.43
                 ------                           ------
                  3,846   5.3 years     $5.59      3,012      $5.12
                 ======                           ======
1997
----
$3.19 to $5.00    1,922   2.6 years     $3.76      1,922      $3.76
$5.50 to $7.75    1,390   7.1 years     $6.83        739      $6.68
$9.13 to $11.00     191   7.9 years     $9.51        113      $9.46
                 ------                           ------
                  3,503   4.7 years     $5.29      2,774      $4.77
                 ======                           ======

NOTE 12.  BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 1999 and 1998 and a statement of the funded status as of December 30, 1999 and December 31, 1998 (in thousands):













                                    F-24

                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                           1999         1998           1999         1998
                         --------     --------       --------     --------
Projected benefit
 obligation at
 beginning of year       $  6,204     $  6,096       $  4,819     $  4,649
Service cost                   --           --             15           15
Interest cost                 569          509            400          387
Actuarial (gain)loss          625         (130)            --          (48)
Benefits paid                (271)        (271)          (211)        (184)
                         --------     --------       --------     --------
Projected benefit
 obligation at end
 of year                    7,127        6,204          5,023        4,819
                         --------     --------       --------     --------
Plan assets                    --           --             --           --
                         --------     --------       --------     --------
Funded status              (7,127)      (6,204)        (5,023)      (4,819)
Unrecognized actuarial
 (gain)loss                    69         (533)          (606)        (622)
Unrecognized prior
 service cost                 640          790             --           --
                         --------     --------       --------     --------
Net amount recognized    $ (6,418)    $ (5,947)      $ (5,629)    $ (5,441)
                         ========     ========       ========     ========

The following table shows the amounts recognized in the consolidated balance sheets (in thousands):
                      Defined Benefit Plans    Deferred Compensation Plan
                     ------------------------- --------------------------
                     December 30, December 31,  December 30, December 31,
                        1999         1998          1999         1998
                     ------------ ------------  ------------ ------------
Accrued benefit
 liability           $ (6,418)    $ (5,947)     $ (5,629)    $ (5,441)

The components of benefit plan expense are as follows (in thousands):
                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                          1999    1998    1997      1999    1998    1997
                         ------  ------  ------    ------  ------  ------
Service cost             $   --  $   --  $   --    $   15  $   15  $   17
Interest cost               569     509     504       400     387     370
Amortization of prior
 service cost               150     150     166        --      --      --
Recognized net actuarial
 (gain) loss                 24      19      19       (16)    (15)    (16)
Cash surrender value
 increase net of premium
 expense                     --      --      --      (237)   (218)   (201)
                         ------  ------  ------    ------  ------  ------
                         $  743  $  678  $  689    $  162  $  169  $  170
                         ======  ======  ======    ======  ======  ======

The assumptions used in the measurement of the Company's benefit obligation are as follows:
                         Defined Benefit Plans   Deferred Compensation Plan
                         ----------------------  --------------------------
                          1999    1998    1997      1999    1998    1997
                         ------  ------  ------    ------  ------  ------
Discount rate             8.5%    8.5%    8.5%      8.5%    8.5%    8.5%
Rate of compensation
 increase                 5.0%    5.0%    5.0%      N/A     N/A     N/A

The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. The savings account feature of the plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. Effective July 1, 1997, the Company matches 50% of the employee contributions that are based on up to 4% of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $1,500,000, $1,578,000 and $771,000 in 1999, 1998 and 1997, respectively. Additional Company contributions to the savings plan are discretionary and there were none in 1999, 1998 or 1997. The Company contributed $2,913,000, $2,840,000 and $2,711,000 in 1999, 1998
and 1997, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company's ESOP covers substantially all nonunion employees. The Company made contributions to the ESOP so that, after the dividends were paid on the Company's ESOP Stock, the ESOP could make its debt service payments to the Company. Cash dividends and contributions, respectively, paid to the ESOP were $596,000 and $1,279,000 in 1999, $649,000 and
$1,226,000 in 1998 and $689,000 and $1,186,000 in 1997.  Compensation
expense recognized in 1999, 1998 and 1997, respectively, was $417,000, $718,000 and $862,000.

NOTE 13.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):
                                              1999       1998      1997
                                            --------   --------  --------
 Current:
   Federal                                  $ (9,509)  $ (5,746) $  1,331
   State                                         (50)      (899)      670
                                            --------   --------  --------
                                              (9,559)    (6,645)    2,001
 Deferred:                                  --------   --------  --------
   Federal                                    (2,603)    (1,499)    2,151
   State                                         (60)      (224)   (1,967)
                                            --------   --------  --------
                                              (2,663)    (1,723)      184
                                            --------   --------  --------
                                            $(12,222)  $ (8,368) $  2,185
                                            ========   ========  ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1988 through 1991 and has settled for all but one issue. The effect on the Company of settling prior years was an income tax benefit of $2,323,000 in 1997, primarily related to cash received as a result of the settlement.

The IRS is examining the income tax returns for the years 1992 through 1996. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 1995 through 1997. Management believes that adequate provision for income taxes and interest has been made in the financial statements. In connection with the IRS examinations of the years 1988 through 1996, management has estimated and provided a reserve for amounts that could be due upon settlement. It is reasonably possible that an issue in these examinations could be favorably settled in the near term.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available.  The
(provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
                                              1999       1998      1997
                                            --------   --------  --------
Tax (provision) benefit at U.S. federal
  income tax rate                           $(12,023)  $ (6,957) $   (790)
    State income taxes, net                     (333)      (726)     (788)
    Nondeductible business expenses             (904)    (1,586)     (727)
    IRS examination                                7        158     1,498
    General business credits                     436        356       286
    Ramada tax sharing agreement                 334         --     2,323
    Other, net                                   261        387       383
                                            --------   --------  --------
                                            $(12,222)  $ (8,368) $  2,185
                                            ========   ========  ========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
                                            December 30,    December 31,
                                                1999            1998
                                            ------------    ------------
Net operating loss carryforward               $ 12,054        $ 16,440
Accrued rent expense                             6,223           6,007
Accrued bad debt expense                        14,432          13,002
Accrued compensation                             6,807           6,420
Accrued liabilities                             10,467           9,712
General business credit carryforward            16,377          14,350
                                              --------        --------
Gross deferred tax assets                       66,360          65,931
                                              --------        --------
Deferred tax asset valuation allowance          (2,385)         (3,343)
                                              --------        --------
Other                                          (12,868)        (12,881)
Partnership investment                          (4,863)         (5,075)
Depreciation and amortization                  (34,952)        (34,310)
                                              --------        --------
Gross deferred tax (liabilities)               (52,683)        (52,266)
                                              --------        --------
Net deferred tax assets (liabilities)         $ 11,292        $ 10,322
                                              ========        ========

Gross deferred tax assets are reduced by a valuation allowance. Realization of the net deferred tax asset at December 30, 1999, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The beginning-of-year valuation allowance was reduced during 1999 and 1998, which caused a decrease in income tax expense of $1,137,000 and $1,715,000, respectively. The beginning-of-year valuation allowance was increased during 1997, which caused an increase in income tax expense of $876,000.

At December 30, 1999, tax benefits are available for federal income tax purposes as follows (in thousands):

Net operating losses                                  $26,248
General business credits                                5,412

These tax benefits will expire in the years 2003 through 2019 if not used. The Company also has alternative minimum tax credit carryforwards of $10,965,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):

                    2000                 $ 1,987
                    2001                   6,730
                    2002                     480
                    2003                   4,542
                    2004 to 2019          50,026

NOTE 14.  EXTRAORDINARY ITEMS

During 1999, the Company expensed the redemption premiums, the remaining unamortized deferred financing charges and the remaining unamortized discount in connection with the redemptions of the 11% Notes and 13 3/4% Notes. These items were reflected as an extraordinary loss of $15,740,000, which was net of an income tax benefit of $8,476,000.

During 1998, the Company completed new financing and extinguished its prior credit facilities. The Company expensed the remaining unamortized deferred financing charges in connection with these prior credit facilities. These items were reflected as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

NOTE 15.  EARNINGS PER SHARE

The computations of earnings per common share and earnings per common share, assuming dilution, are as follows:
                                              1999       1998      1997
                                            --------   --------  --------
Income before extraordinary items           $ 22,129   $ 11,508  $  4,442

Less: preferred stock dividends and
  losses on redemption (net of income
  tax benefits of $13, $42 and $71,
  credited to retained earnings)                (633)      (609)     (634)
                                            --------   --------  --------
Income before extraordinary items
  applicable to computations                  21,496     10,899     3,808

Extraordinary items                          (15,740)    (1,346)       --
                                            --------   --------  --------
Net income applicable to computations       $  5,756   $  9,553  $  3,808
                                            ========   ========  ========
Weighted-average common shares
  applicable to earnings per common
  share                                       44,598     45,230    45,121

Effect of dilutive securities:
  Stock option incremental shares                812        525       657
  Assumed conversion of preferred stock          787        859       909
                                            --------   --------  --------
                                               1,599      1,384     1,566
Weighted-average common shares              --------   --------  --------
  applicable to earnings per common
  share assuming dilution                     46,197     46,614    46,687
                                            ========   ========  ========

Earnings per common share:
  Income before extraordinary items         $    .48   $    .24  $    .08
  Extraordinary items                           (.35)      (.03)       --
                                            --------   --------  --------
  Net income                                $    .13   $    .21  $    .08
                                            ========   ========  ========

Earnings per common share assuming dilution:
  Income before extraordinary items         $    .46   $    .23  $    .08
  Extraordinary items                           (.34)      (.03)       --
                                            --------   --------  --------
  Net income                                $    .12   $    .20  $    .08
                                            ========   ========  ========

NOTE 16.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,832,000 and $3,894,000 at December 30, 1999 and December 31, 1998,
respectively.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $21,000,000 at December 30, 1999.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

















                                    F-30

                                December 30, 1999     December 31, 1998
                               -------------------   -------------------
                               Carrying     Fair     Carrying     Fair
                                Amount     Value      Amount     Value
                               --------   --------   --------   --------
Assets
  Other investments           $ 20,379   $ 20,379   $ 21,005   $ 21,005

Liabilities
  Current portion of long-term
    debt                         3,334      3,334      2,537      2,537
  Current portion of other
    long-term liabilities        1,800      1,730      1,550      1,482
  Long-term debt               497,628    489,403    487,543    512,200
  Other long-term liabilities       --         --      1,500      1,321

Series B ESOP convertible
  preferred stock                7,003      9,734      7,147      7,147

Off-Balance-Sheet
  Letters of credit                 --      4,524         --      5,774

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

NOTE 18.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 30, 1999 and
December 31, 1998.  The Company's common stock is listed on the New York Stock
Exchange.
                                   First    Second    Third     Fourth
                                 --------  --------  --------  --------
1999
----
Revenues                         $190,544  $206,731  $208,770  $194,269
Operating income                   19,670    24,526    26,957    18,441
Income before income taxes
  and extraordinary items           4,794     9,332    13,049     7,176
Income taxes                       (1,942)   (3,419)   (4,488)   (2,373)
Extraordinary items                    --    (4,073)     (382)  (11,285)
Net income (loss)                   2,852     1,840     8,179    (6,482)
Earnings per common share:
  Income before extraordinary
   items                              .06       .13       .19       .11
  Net income (loss)                   .06       .04       .18      (.15)
Earnings per common share
  assuming dilution:
  Income before extraordinary
   items                              .06       .13       .18       .10
  Net income (loss)                   .06       .04       .17      (.15)

1998
----
Revenues                         $196,825  $203,168  $210,089  $196,054
Operating income                   16,866    21,582    25,431    17,767
Income before income taxes
  and extraordinary items           1,021     6,146    10,099     2,610
Income taxes                         (403)   (2,427)   (4,472)   (1,066)
Extraordinary items                    --    (1,346)       --        --
Net income                            618     2,373     5,627     1,544
Earnings per common share:
  Income before extraordinary
   items                              .01       .08       .12       .03
  Net income                          .01       .05       .12       .03
Earnings per common share
  assuming dilution:
  Income before extraordinary
   items                              .01       .08       .12       .03
  Net income                          .01       .05       .12       .03

Common Stock Prices
-------------------
1999 - High                        $ 6.00    $ 9.25    $10.38    $11.13
     - Low                           4.19      4.88      8.34      9.13
1998 - High                          9.94      8.56      6.88      5.88
     - Low                           6.19      6.13      3.69      2.88


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and partners' capital present fairly, in all material respects, the financial position of Tropicana Enterprises (a Nevada General Partnership)(the "Partnership") at December 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










PRICEWATERHOUSECOOPERS LLP




Phoenix, Arizona
February 1, 2000

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                               BALANCE SHEETS
                    -------------------------------------
                               (in thousands)
                                                 December 30, December 31,
                                                     1999         1998
                                                 ------------ ------------
Assets

  Income producing properties                      $  49,284    $  52,018
  Cash                                                     1            1
  Other receivable                                     1,203          904
  Other assets                                         8,957        9,986
                                                   ---------    ---------
                                                   $  59,445    $  62,909
                                                   =========    =========

Liabilities and Partners' Capital

  Term loan payable                                $  56,931    $  60,228
  Unearned rental income                               1,231          938
                                                   ---------    ---------
                                                      58,162       61,166
  Partners' capital                                    1,283        1,743
                                                   ---------    ---------
                                                   $  59,445    $  62,909
                                                   =========    =========





















[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF OPERATIONS

For the years ended December 30, 1999, December 31, 1998 and January 1, 1998
                     -----------------------------------
                               (in thousands)

                                           1999        1998        1997
                                        ----------  ----------  ----------
Revenues:
  Rent                                  $  17,068   $  16,540   $  16,554
  Interest                                     18          28          37
  Other                                        40          --          --
                                        ---------   ---------   ---------
                                           17,126      16,568      16,591
                                        ---------   ---------   ---------

Costs and expenses:
  General and administrative                    8           8           8
  Interest                                  4,124       4,833       5,397
  Depreciation and amortization             2,735       2,735       2,735
                                        ---------   ---------   ---------
                                            6,867       7,576       8,140
                                        ---------   ---------   ---------
Net income                              $  10,259   $   8,992   $   8,451
                                        =========   =========   =========























[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                          STATEMENTS OF CASH FLOWS

For the years ended December 30, 1999, December 31, 1998 and January 1, 1998
                    ------------------------------------
                               (in thousands)
                                           1999        1998        1997
                                        ----------  ----------  ----------
Cash flows from operating activities:
  Net income                            $  10,259   $   8,992   $   8,451
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         2,735       2,735       2,735
      Gain on disposal of assets              (40)         --          --
      Changes in assets and liabilities:
        Other receivable                     (299)         39          15
        Other assets                        1,017       1,029       1,037
        Unearned rental income                293          54         (45)
                                        ---------   ---------   ---------
    Net cash provided by operating
      activities                           13,965      12,849      12,193
                                        ---------   ---------   ---------

Cash flows from investing activities:
  Proceeds from sale of property               51          --          --
                                        ---------   ---------   ---------
    Net cash provided by
      investing activities                     51          --          --
                                        ---------   ---------   ---------

Cash flows from financing activities:
  Repayment of term loan                   (3,297)     (3,076)     (2,867)
  Distribution to partners                (10,719)     (9,773)     (9,326)
                                        ---------   ---------   ---------
    Net cash (used in) provided by
      financing activities                (14,016)    (12,849)    (12,193)
                                        ---------   ---------   ---------
Net change in cash                             --          --          --

Cash at beginning of year                       1           1           1
                                        ---------   ---------   ---------
    Cash at end of year                 $       1   $       1   $       1
                                        =========   =========   =========

Cash flow during the year for the
  following:
    Interest paid                       $   3,814   $   4,863   $   5,407
                                        =========   =========   =========

[FN]>>
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                       STATEMENTS OF PARTNERS' CAPITAL

For the years ended December 30, 1999, December 31, 1998 and January 1, 1998
                     -----------------------------------
                               (in thousands)

                                                                  Total
                                                                Partners'
                                          Adamar      Jaffe      Capital
                                        ----------  ----------  ----------
Balance, January 2, 1997                $  (1,109)  $   4,508   $   3,399
  Net income                                4,225       4,226       8,451
  Cash withdrawals                         (4,663)     (4,663)     (9,326)
                                        ---------   ---------   ---------
Balance, January 1, 1998                   (1,547)      4,071       2,524
  Net income                                4,496       4,496       8,992
  Cash withdrawals                         (4,886)     (4,887)     (9,773)
                                        ---------   ---------   ---------
Balance, December 31, 1998                 (1,937)      3,680       1,743
  Net income                                5,130       5,129      10,259
  Cash withdrawals                         (5,360)     (5,359)    (10,719)
                                        ---------   ---------   ---------
Balance, December 30, 1999              $  (2,167)  $   3,450   $   1,283
                                        =========   =========   =========


























[FN]
The accompanying notes are an integral part of these financial statements.

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                        NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

  Basis of Financial Statements

  The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. Aztar has an option to purchase the Jaffe partnership interest. The option gives Aztar an unconditional right, but not the obligation, to purchase the Jaffe partnership interest until as late as February 1, 2002. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which included 52 weeks in 1999, 1998 and 1997.

  The Partnership owns and leases real property (the "Tropicana Property") to Hotel Ramada of Nevada ("HRN") a wholly-owned subsidiary of Aztar. This property is used in the operation of the Tropicana Resort and Casino in Las Vegas, Nevada. Aztar is exploring alternatives for a major redevelopment of the Tropicana Property. It is reasonably possible that the carrying value of some or all of the Partnership's assets may change in the near term.

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

3.  Income Producing Properties:

  The income producing properties consist of the following (in thousands):
                                           December 30,   December 31,
                                               1999           1998
                                           ------------   ------------
          Buildings                          $  84,226      $  84,226
          Less accumulated depreciation        (46,348)       (43,625)
                                             ---------      ---------
                                                37,878         40,601
          Land                                  11,406         11,417
                                             ---------      ---------
                                             $  49,284      $  52,018
                                             =========      =========

4.  Other Assets:

  Other assets consist of the following (in thousands):
                                           December 30,   December 31,
                                               1999           1998
                                           ------------   ------------
          Accrued rent                       $   8,850      $   9,867
          Deferred lease costs                     107            119
                                             ---------      ---------
                                             $   8,957      $   9,986
                                             =========      =========

5.  Term Loan Payable:

  On October 5, 1994, the Partnership entered into a term loan of $72,523,000 with a group of banks. During 1998, the maturity of the term loan was extended to June 30, 2003. The term loan was used to refinance a prior loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by the Tropicana operation. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

  1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The effective interest rate was 7.05% for the year ended December 30, 1999.

  The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

  Maturities of the term loan for the four years subsequent to December 30, 1999 are as follows (in thousands):

                                 2000                 $  3,536
                                 2001                    3,791
                                 2002                    4,101
                                 2003                   45,503
                                                      --------
                                                      $ 56,931
                                                      ========

6.  Lease Agreement:

  In 1984, the Partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facility is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $8,850,000 and $9,867,000, as of December 30, 1999 and December 31, 1998, respectively, which represents future rent payments.

  Minimum future rentals on the non-cancelable operating lease as of December
  30, 1999, excluding contingent rental income as described above, are as follows (in thousands):

                                 2000                $  14,178
                                 2001                   14,288
                                 2002                   14,325
                                 2003                   14,325
                                 2004                   14,325
                                 Thereafter             87,143
                                                     ---------
                                                     $ 158,584
                                                     =========

                            TROPICANA ENTERPRISES
                       (A Nevada General Partnership)

                  NOTES TO FINANCIAL STATEMENTS-(Continued)

7.  Related Parties:

  The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $17,068,000 in 1999, $16,540,000 in 1998 and $16,554,000 in 1997 related to this lease.

  Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.

Management's Discussion and Analysis


Financial Condition -
Liquidity and Capital Resources


  Refinancing

Our long-term debt was refinanced during 1999. We started 1999 with primarily fixed-rate senior subordinated debt carrying interest rates of 11% and 13 3/4% supplemented with variable-rate debt consisting of a revolving credit facility maturing on June 30, 2003 and a term loan maturing on June 30, 2005. We ended 1999 with our long-term debt more evenly balanced between variable-rate debt and fixed-rate senior subordinated debt carrying interest at 8 7/8%.

In April 1999, Aztar and the lenders under the revolving credit facility agreed to expand the maximum amount available under the facility from $250 million to $300 million. At December 30, 1999, the outstanding balance under the revolving credit facility was $210.1 million. The maximum amount available under the revolving credit facility will be reduced quarterly by $12 million commencing on September 30, 2000. The revolving credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The revolving credit facility prohibits dividends on our common stock (other than dividends payable in common stock) and repurchases of our common stock in excess of $100 million with limited exceptions. In addition, the revolving credit facility contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow.

The term loan calls for quarterly principal payments of $125,000 through June 30, 2004 and $11,875,000 beginning on September 30, 2004 through maturity. At December 30, 1999, the outstanding balance under the term loan was $49,875,000. The term loan imposes restrictions on us that are similar to those imposed by our senior subordinated debt.

On May 3, 1999, we issued $235 million principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007. Interest is payable semiannually on May 15 and November 15. The net proceeds from the issuance of the 8 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $228.8 million. The 8 7/8% Notes limit our ability to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

Funds from our revolving credit facility and our 8 7/8% Notes were used to redeem our 11% and 13 3/4% Senior Subordinated Notes. In the second quarter of 1999, we redeemed $200 million principal amount of our 11% Notes at 101.571% of the principal amount plus accrued interest. On August 20, 1999, we redeemed $5.5 million principal amount of our 13 3/4% Notes at 107.5% of the principal amount plus accrued interest and on October 1, 1999, we redeemed the remaining principal amount of $174.5 million at 106.875% of the principal amount plus accrued interest.

  Stock Repurchase Program

In May 1999, we announced authorization by our board of directors to make discretionary repurchases of up to 3.5 million shares of our common stock. In December 1999, our board of directors authorized additional discretionary repurchases of up to 4.5 million common shares. Through December 30, 1999, we repurchased 3,692,300 shares of our common stock at prices ranging from $6.69 per share to $11.00 per share and at an average price of $9.61 per share. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

  Other Activity

Our purchases of property and equipment were primarily routine in nature in 1999; however, we did purchase some land, which we had leased, in Evansville, Indiana that we are using for parking and some land in Atlantic City, New Jersey that is in proximity to our operating facilities.

  Future Development

Tropicana Enterprises, a Nevada general partnership in which Aztar is a noncontrolling 50% partner, owns the real property and certain personal property that we lease in the operation of the Las Vegas Tropicana. We have an option to purchase the 50% partnership interest that we do not own. The option gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. We are exploring alternatives for a major redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment we ultimately undertake.

We own land that is in proximity to our facilities in Atlantic City, New Jersey. This land could be used for additional development.

  Commitments

Aztar is committed to making rent payments that service a bank term loan payable by Tropicana Enterprises that matures on June 30, 2003. Tropicana Enterprises' bank term loan calls for monthly principal payments of $0.3 million to $0.4 million, with a final payment of approximately $43 million due at maturity. At December 30, 1999, the balance of the Tropicana Enterprises loan was approximately $57 million.

The Tropicana Las Vegas lease agreement contains a provision that requires Aztar to maintain an additional security deposit with the lessor of approximately $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The financial tests are calculated quarterly based on the preceding twelve months of operations. For the period ended December 30, 1999, no additional security deposit will be required because we met the financial tests.

Results of Operations -
1999 versus 1998

Our consolidated revenues were $800.3 million for 1999, a decrease of 1% from $806.1 million in 1998. Casino revenue was the primary source of the decrease. The primary causes for the decrease in casino revenue were a shift away from the high-end games business, including the elimination of baccarat play, at the Las Vegas Tropicana and the introduction of a riverboat casino in the Louisville, Kentucky area that competes with our riverboat casino in Evansville, Indiana. Partially offsetting the decrease in casino revenue was an increase in rooms revenue at all of our hotel properties.

Consolidated operating income in 1999 was $89.6 million compared with $81.6 million in 1998. Casino costs decreased as a result of the decrease in casino revenue. Rooms costs increased with the increase in rooms revenue; however, the rooms cost percent of rooms revenue decreased as a result of an increase in average daily rates at the Las Vegas Tropicana. The provision for doubtful accounts decreased due to a lower volume of table games play at the Las Vegas Tropicana and the Atlantic City Tropicana.
Rent expense is lower due to a decreased number of operating leases at the Atlantic City Tropicana as a result of a shift from operating leases to capital leases or ownership. The analysis of the performance of each of our properties follows.

  Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $431.9 million in 1999 compared with $418.9 million in 1998 and operating income of $73.4 million in 1999 compared with $66.5 million in 1998. Casino revenue was up $8.5 million in 1999 from 1998; however, there was a shift in the mix of casino revenue. Tropicana Atlantic City experienced a decrease in games revenue after four years of increases. Games revenue decreased by $9.8 million or 7% in 1999 compared with 1998. Games revenue declined as a result of a lower volume of high-end play.
Slot revenue increased in 1999 by 7% over 1998. Slot revenue increased as a result of an increase in the overall market, an increase in occupied rooms and the type of marketing programs conducted in 1999. The slot revenue percentage of total casino revenue increased to 68% in 1999, which approaches the market average. Our percentage was 65% in 1998, 66% in 1997, 71% in 1996 and 76% in the 1995 to 1993 time frame. Rooms revenue increased 17% in 1999 compared with 1998 as a result of an increase in rooms occupied on a non-complimentary basis.

Rooms costs were 15% higher in 1999 compared with 1998 primarily due to the increase in rooms revenue. The provision for doubtful accounts was $3.1 million lower in 1999 compared with 1998 as a result of the lower volume of high-end table game play.

Operating income is after depreciation and amortization of $25.7 million in 1999 compared with $24.3 million in 1998 and rent expense of $2.7 million in 1999 compared with $4.5 million in 1998. Rent expense decreased due to a decreased number of operating leases as a result of a shift from operating leases to capital leases or ownership.

  Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $144.2 million in 1999 compared with $154.2 million in 1998 and an operating loss of $4.9 million in 1999 compared with an operating loss of $10.6 million in 1998. Casino revenue decreased by $16.5 million in 1999 from 1998 primarily as a result of a 41% decrease in games revenue in addition to a 4% decrease in slot revenue. More than half of the decrease in games revenue was attributable to lower baccarat revenue, which decreased as a result of a 93% decline in the volume of play as we completed our program to eliminate the increasingly expensive high-end games business. The volume of baccarat play decreased by 35% in 1998 on top of a 40% decrease in 1997 from 1996. The volume of baccarat play was much higher in 1996 than it had been in prior recent years. Baccarat revenue as a percent of casino revenue was less than 1% in 1999 as there was some revenue before we stopped offering the game. Baccarat revenue as a percent of casino revenue was 9% in 1998 and 1997 compared with 14% in 1996. Baccarat revenue was only 1% of casino revenue in 1995.

Partially offsetting the decline in casino revenue was a $5.5 million increase in rooms revenue as a result of an increase in rooms occupied on a non-complimentary basis combined with an increase in the average daily rate. The hotel occupancy rate increased to 94% in 1999 from 92% in 1998 in spite of the increased competition in the Las Vegas market.

Casino costs were $15.0 million lower in 1999 compared with 1998 and the provision for doubtful accounts was $4.0 million lower in 1999 as we eliminated the costly high-end table game business. Rooms costs were $1.2 million higher in 1999 compared with 1998 due to the increase in occupied rooms. Operating loss is after rent expense of $9.9 million in 1999 compared with $10.0 million in 1998 and depreciation and amortization of $10.1 million in 1999 compared with $9.8 million in 1998.

  Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $94.0 million in 1999 compared with $85.3 million in 1998. Casino revenue increased by $4.9 million in 1999 compared with 1998 as the strengthening Laughlin market was up in 1999 compared with 1998. The trend in 1999 was a turnaround compared with the trends in 1998, 1997 and 1996, in which our casino revenue increased in a weak or declining Laughlin market, with increased casino and marketing costs causing a decline in operating margins. Casino costs and marketing costs were up only by $0.3 million in 1999 compared with 1998 with the strength in the market. As a result, the operating margin, as measured by operating income before depreciation and amortization and rent expense, increased to 22% in 1999 after having declined to 20% in 1998 from 22% in 1997, compared with 23% in 1996 and 24% in 1995.

Operating income at Ramada Express was $15.0 million in 1999 compared with $10.6 million in 1998. Operating income is after depreciation and amortization of $4.9 million in 1999 compared with $6.2 million in 1998 and rent expense of $0.7 million in 1999 compared with $0.6 million in 1998.

  Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $105.8 million in 1999 compared with $123.6 million in 1998. Casino revenue was down $16.7 million or 15% in 1999 compared with 1998 due to competition from a riverboat in the Louisville, Kentucky area that opened in November 1998, in combination with severe winter weather in January and March 1999. The admissions declined by 5% to 2.0 million in 1999 compared with 2.1 million in 1998; however, the win per admission declined 10% to $47.37 in 1999 compared with $52.83 in 1998. A certificate of suitability has been granted to operate a riverboat casino on the Ohio River to be located in Indiana between the Louisville area and the Cincinnati area, in our Evansville property's outer market. This riverboat is anticipated to open in late summer 2000.

Casino costs declined 13% in 1999 from 1998 with the decrease in casino revenue. Marketing costs declined 13% in 1999 from 1998 as we controlled costs in light of reduced revenue. Operating income was $19.7 million in 1999 compared with $29.8 million in 1998. Operating income is after depreciation and amortization of $9.8 million in 1999 and 1998 and rent expense of $3.5 million in 1999 compared with $3.9 million in 1998.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $24.4 million in 1999 compared with $24.1 million in 1998 and an operating loss of $0.6 million in 1999 compared with an operating loss of $1.5 million in 1998. The operating losses are after depreciation and amortization of $3.2 million in 1999 and 1998. Casino revenue increased $0.4 million or 2% in 1999 compared with 1998 as a result of additional casino capacity that we installed on our barge in late June 1999 and an open boarding policy that we were permitted to institute in August 1999. We continued to control our costs in 1999 and they were reduced by 2% from 1998.

  Interest Expense

Interest expense was $52.8 million in 1999 compared with $59.6 million in 1998. The decrease in interest expense was primarily a result of lower interest rates achieved through the refinancing we completed in 1999, through which our fixed-rate debt was replaced with other fixed-rate debt and variable-rate debt with lower interest rates.

  Extraordinary Items

During 1999, we expensed the remaining unamortized deferred financing costs and unamortized discount associated with the 11% Notes and 13 3/4% Notes and the premiums paid to retire these notes. These items were reflected as an extraordinary loss of $15.7 million, which was net of an income tax benefit of $8.5 million.

Results of Operations -
1998 versus 1997

Our consolidated revenues were $806.1 million for 1998, an increase of 3% from $782.4 million in 1997. Casino revenue was the primary source of the increase and the Atlantic City Tropicana was the principal location providing the increase.

Consolidated operating income in 1998 was $81.6 million compared with $67.4 million in 1997. The consolidated provision for doubtful accounts increased by $2.0 million in 1998 compared with 1997 as a result of increasing the allowance for potential uncollectible markers associated with the emphasis on the games segment of the market at the Atlantic City Tropicana. Excluding the increase in the consolidated provision for doubtful accounts, operating costs increased by only 1% in 1998. Consolidated rent expense decreased $2.0 million in 1998 compared with 1997 primarily as a result of buying out operating leases or converting them to capital leases at the Atlantic City Tropicana. The analysis of the performance of each of our properties follows.

  Tropicana Atlantic City

Tropicana Casino and Resort had total revenues of $418.9 million in 1998 compared with $399.2 million in 1997 and operating income of $66.5 million in 1998 compared with $50.7 million in 1997. Casino revenue was up $18.2 million in 1998 from 1997. Tropicana Atlantic City continued its emphasis that began in 1995 on the games revenue segment of the business and benefited from an increase in the table games hold percentage to 15.8% in 1998 from 14.5% in 1997. Games revenue increased by $10.2 million or 8% in 1998 compared with 1997. Slot revenue also increased in 1998 compared with 1997. Slot revenue was up 3% in 1998. Rooms revenue increased 21% in 1998 compared with 1997 as a result of an increase in rooms occupied on a non-complimentary basis and an increase in the average daily room rate.

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

  Tropicana Las Vegas

Tropicana Resort and Casino had total revenues of $154.2 million in 1998 compared with $156.4 million in 1997 and an operating loss of $10.6 million in 1998 compared with an operating loss of $9.3 million in 1997. Operating loss is after rent expense of $10.0 million in 1998 compared with $9.8 million in 1997 and depreciation and amortization of $9.8 million in 1998 compared with $9.5 million in 1997.

Casino revenue decreased by $3.6 million in 1998 from 1997 as a result of a decrease in table games revenue. Table games revenue other than baccarat decreased as a result of a decrease in the hold percentage, which decreased to 15.6% from 18.6% in 1997. The volume of baccarat play decreased by 35% in 1998 from 1997 as we experienced a decrease in baccarat play by Asian guests as a result of economic turmoil in Asia and a strategic decision to place less emphasis on Asian players. Baccarat revenue in 1998 benefited from an increase in the hold percentage, which increased to 28.8% from 18.6% in 1997. Slot revenue increased by 5% in 1998 over 1997. Casino costs were substantially unchanged in 1998 from 1997. The hotel occupancy rate increased to 92% in 1998 from 88% in 1997 in spite of the increased competition in the Las Vegas market.

  Ramada Express

Ramada Express Hotel and Casino had total revenues of $85.3 million in 1998 compared with $83.4 million in 1997. Casino revenue increased by $2.0 million in 1998 compared with 1997. The overall market was slightly up in 1998 from 1997, which is in contrast to the last several years of decreases in the overall market. However, the overall market remains weak as competition continues from Indian casinos and expansions in Las Vegas. Casino costs and marketing costs were higher as we incurred increased costs in order to increase market share in this market.

Operating income at Ramada Express was $10.6 million in 1998 and 1997. Operating income is after depreciation and amortization of $6.2 million in 1998 compared with $7.1 million in 1997 and rent expense of $0.6 million in 1998 compared with $0.5 million in 1997.

  Casino Aztar Evansville

Casino Aztar Evansville had total revenues of $123.6 million in 1998 compared with $119.3 million in 1997. Casino revenue was up 4% in 1998 from 1997 in spite of increased competition from expanded riverboat capacity in the Cincinnati, Ohio market area and a new riverboat in the Louisville, Kentucky market area. The admissions in 1998 and 1997 were 2.1 million and the win per admission was $52.83 in 1998 compared with $51.18 in 1997. The new riverboat in the Louisville area opened in November 1998. In fiscal December 1998, Casino Aztar Evansville had an 18% decrease in casino revenue compared with fiscal December 1997 due to the increased competition and severe winter weather in Evansville's feeder markets in the last week of December 1998.

Operating income was $29.8 million in 1998 compared with $28.8 million in 1997. Operating income is after depreciation and amortization of $9.8 million in 1998 compared with $9.3 million in 1997 and rent expense of $3.9 million in 1998 compared with $3.4 million in 1997.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville had total revenues of $24.1 million in 1998 and 1997 and an operating loss of $1.5 million in 1998 compared with an operating loss of $2.8 million in 1997. The operating losses are after depreciation and amortization of $3.2 million in 1998 compared with $3.3 million in 1997. During 1998, we focused on reducing our operating costs and were able to reduce these costs by 5% compared with 1997 and at the same time were able to maintain our revenue stream.

  Development Costs

In connection with pursuing the development of our business in specific gaming jurisdictions, we expensed approximately $0.5 million in 1998 compared with $0.1 million in 1997.

  Interest Expense

Interest expense was $59.6 million in 1998 compared with $62.5 million in 1997. The decrease in interest expense was primarily a result of lower levels of debt outstanding.

  Income Taxes

We are responsible, with certain exceptions, for the taxes of Ramada Inc. through December 20, 1989. See "Note 1. Significant Accounting Policies Basis of Consolidated Statements" of the Notes to Consolidated Financial Statements. Income taxes for 1997 included a non-recurring tax benefit of $2.3 million primarily related to cash received as a result of a settlement between the IRS and Ramada Inc.

  Extraordinary Items

During 1998, we expensed the remaining unamortized deferred financing costs in connection with the extinguishment of our prior credit facility and our prior supplemental credit facility. These items were reflected as an extraordinary loss of $1.3 million, which was net of an income tax benefit of $0.7 million.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Casino Reinvestment Development Authority investments, long-term debt and Series B ESOP convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At December 31, 1998, the carrying value, including the current portion, of our long-term debt at a fixed rate was $387.0 million and at a variable rate it was $103.1 million. The changes in our mix of fixed-rate and variable-rate long-term debt during 1999 are discussed under the "Refinancing" heading.

The following table provides information at December 30, 1999, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.








                                    F-49

                                                        There-       Fair
                       2000  2001   2002   2003   2004  after  Total Value
Assets
  Other investments
      Fixed rate        --    --     --     --     --  $ 20.4 $ 20.4 $ 20.4
      Average
       interest rate    --    --     --     --     --     5.1%

Liabilities
  Long-term debt,
    including current
    portion
      Fixed rate      $2.8  $1.9  $ 0.9 $  0.2  $ 0.1  $235.1 $241.0 $232.7
      Average
       interest rate   9.4%  9.8%  10.1%  10.6%  12.0%    8.9%

      Variable rate   $0.5  $0.6  $30.6 $180.5  $12.1  $ 35.7 $260.0 $260.0
      Average
       interest rate*

Series B ESOP
  convertible
  preferred stock
      Fixed rate        --    --     --     --     --  $  7.0 $  7.0 $  9.7
      Average
       dividend rate    --    --     --     --     --     8.0%

* Interest is based upon, at our option, a one-, two-, three-, or six-month
  Eurodollar rate plus a margin of 2.5% for our term loan and a one-, two-, three-, or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00% for our revolving credit facility. The applicable margin is dependent upon Aztar's outstanding indebtedness and operating cash flow.

Other Matters

In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If specific conditions are met, a derivative may be specifically designated as a hedge of specific financial exposures. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and, if it is used in hedging activities, it depends on its effectiveness as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. Aztar will adopt SFAS 133 when required. Because of our minimal use of derivatives, we do not anticipate that the adoption of SFAS 133 will have a significant effect on Aztar's earnings or financial position.





                                    F-50

Private Securities Litigation Reform Act

Certain information included in Aztar's 1999 Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 1999 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


























                                    F-51

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 30, 1999
                    1999        1998        1997        1996         1995
                 ----------  ----------  ----------  ----------   ---------
Operations
 Data (in
 thousands)
Revenues          $  800,314 $  806,136  $  782,357  $  777,472 $  572,869
Operating income     89,594      81,646      67,392      58,943     42,701
Net interest
 income and
 (expense)          (51,282)    (57,434)    (60,517)    (56,210)   (47,801)
Equity in
 unconsolidated
 partnership's
 loss                (3,961)     (4,336)     (4,618)     (4,793)    (5,081)
Income taxes        (12,222)     (8,368)      2,185      22,699      5,187
Income (loss)
 before
 extraordinary
 items               22,129      11,508       4,442      20,639     (4,994)
Extraordinary
 items              (15,740)     (1,346)         --          --         --
Net income (loss)     6,389      10,162       4,442      20,639     (4,994)

Common Stock Data
 (per share)
Income (loss)
 before
 extraordinary
 items:
   Income (loss)
     per common
     share       $      .48  $      .24  $      .08  $      .48 $     (.15)
   Income (loss)
     per common
     share
     assuming
     dilution           .46         .23         .08         .46       (.15)
Cash dividends
 declared                --          --          --          --         --
Equity                 9.96       10.02        9.82        9.76       9.40

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets     $1,049,007  $1,077,702  $1,091,496  $1,119,582 $1,013,238
Long-term debt      497,628     487,543     491,932     527,006    496,439
Series B ESOP
 convertible
 preferred
 stock                7,003       7,147       6,593       6,022      5,459
Shareholders'
 equity              427,910    454,101     444,038     439,274    359,659

                                    F-52

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE







To the Shareholders and Board of Directors
Aztar Corporation




Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing in this 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








PRICEWATERHOUSECOOPERS LLP






Phoenix, Arizona
February 1, 2000



















                                     S-1

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AZTAR CORPORATION AND SUBSIDIARIES
  For the Years Ended December 30, 1999, December 31, 1998 and January 1,
1998
                               (in thousands)

    COLUMN A          COLUMN B     COLUMN C        COLUMN D      COLUMN E
------------------  ------------ ------------    ------------  ------------

                      Balance at                                Balance at
                      Beginning                                   End of
   Description         of Year    Additions      Deductions        Year
------------------- ------------ ------------    ----------    ------------
Allowance for
 doubtful accounts
 receivable:
 1999               $  25,296    $   7,405(a)    $   7,957(b)  $  24,744
 1998                  17,919       14,913(a)        7,536(b)     25,296
 1997                  11,261       12,944(a)        6,286(b)     17,919

Deferred income
 tax asset
 valuation
 allowance:
 1999               $   3,343    $     301(a)    $   1,259(c)  $   2,385
 1998                   4,881          303(a)        1,841(c)      3,343
 1997                   4,328        1,206(a)          653(b)      4,881

Valuation allowance
 for interest
 differential on CRDA
 deposits
 1999               $   6,452    $     405(a)    $     832(d)  $   6,025
 1998                   6,706           52(a)            6(d)      6,452
                                                       300(e)
 1997                   6,425          569(a)          288(d)      6,706

(a)  Charged to costs and expenses.

(b)  Related assets charged against the account.

(c)  Reflects reductions of $1,173,000 and $1,715,000 in 1999 and 1998, respectively, with a corresponding decrease in income tax expense.
     The remainder of the reductions in 1999 and 1998 represented charges of deferred tax assets against the valuation allowance account.

(d) Reflects transfer to unamortized discount for the issuance of CRDA bonds.

(e) Reflects reduction with a corresponding decrease in assets in connection with the purchase of assets with funds deposited with the CRDA.




                                     S-2

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

4.1 Rights Agreement, dated as of December 14, 1999, between Aztar Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, filed as Exhibit 1 to Aztar Corporation's Registration Statement on Form 8-A, filed on December 15, 1999, and incorporated herein by reference.

4.2 Indenture, dated as of May 3, 1999, between Aztar Corporation and U.S. Bank National Association, as Trustee, relating to the 8 7/8% Senior Subordinated Notes due 2007 of Aztar Corporation, filed as Exhibit 4.5 to Aztar Corporation's Registration Statement No. 333-79371 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
*10.3(e) Severance Agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as
            Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
10.4(b) Amendment No. 1, dated October 8, 1998, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended October 1, 1998 and incorporated herein by reference.

10.4(c) Amendment No. 2, dated March 5, 1999, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 1, 1999 and incorporated herein by reference.

10.4(d) Amendment No. 3, dated October 26, 1999, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

10.4(e) Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

10.4(f) Restated Amendment No. 1, dated October 27, 1999, to Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*10.5 Aztar Corporation 1989 Stock Option and Incentive Plan, filed as Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.


*Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
-------------
*10.6(a) Employee Stock Ownership Plan of Aztar Corporation, as amended and restated effective December 19, 1989, dated December 12, 1990, filed as Exhibit 10.60(a) to Aztar Corporation's 1990 Form 10-K and incorporated herein by reference.

10.6(b) Preferred Stock Purchase Agreement, dated as of December 19, 1989, between Ramada Inc. and State Street Bank and Trust Company, as Trustee, filed as Exhibit 10.50(c) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.6(c) Letter Agreement, dated as of December 19, 1989, between Aztar Corporation and State Street Bank and Trust Company, as Trustee, relating to the Employee Stock Ownership Plan of Aztar Corporation, filed as Exhibit 10.50(d) to Aztar
            Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

10.7(a) Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit 2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
10.10 Guaranty and Acknowledgement Agreement, dated as of April 17, 1989, among New World Development Company Limited, New World Hotels (Holdings) Limited, New World Hotels (U.S.A.), Inc. and RI Acquiring Corp., filed as Exhibit 2.4 to Aztar
            Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

10.11 Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

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

EXHIBIT INDEX
-------------
*10.16 Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

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

10.19(a) First Amendment to Option Agreement, dated January 28, 1999, to Option Agreement, dated February 2, 1998, by and among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada, filed as Exhibit 10.19(a) to Aztar Corporation's 1998 Form 10-K and incorporated herein by reference.

*10.20 Aztar Corporation 1999 Employee Stock Option and Incentive Plan, filed as Exhibit A to Aztar Corporation's 1999 definitive Proxy Statement and incorporated herein by reference.

**21.       Subsidiaries of Aztar Corporation.

**23.       Consent of PricewaterhouseCoopers LLP

**27.       Financial Data Schedule.











*Indicates a management contract or compensatory plan or arrangement.

**Filed herewith