Form 10-Q
period 2000-03-30
AZTAR CORP
filed 2000-05-04
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2000
                               --------------
                             OR
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

At April 27, 2000, the registrant had outstanding 41,618,335 shares of its common stock, $.01 par value.







                   AZTAR CORPORATION AND SUBSIDIARIES
                                FORM 10-Q

                                  INDEX








PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets at March 30, 2000 and
            December 30, 1999                                         3

            Consolidated Statements of Operations for the quarters
            ended March 30, 2000 and April 1, 1999                    5

            Consolidated Statements of Cash Flows for the quarters
            ended March 30, 2000 and April 1, 1999                    6

            Consolidated Statements of Shareholders' Equity for
            the quarters ended March 30, 2000 and April 1, 1999       8

            Notes to Consolidated Financial Statements                9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      12

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              15

PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K                         16













                                      2

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                                March 30,      December 30,
                                                  2000             1999
                                              -------------    ------------
Assets
Current assets:
  Cash and cash equivalents                   $   46,136       $   54,180
  Accounts receivable, net                        24,886           26,104
  Refundable income taxes                             --              881
  Inventories                                      6,999            7,836
  Prepaid expenses                                10,568           11,293
  Deferred income taxes, net                      17,340           17,333
                                              ----------       ----------
    Total current assets                         105,929          117,627

Investments in and advances to
  unconsolidated partnership                       7,479            7,659
Other investments                                 20,371           20,379

Property and equipment:
  Buildings, riverboats and equipment, net       744,473          754,900
  Land                                           102,445          102,428
  Construction in progress                         6,263            4,382
  Leased under capital leases, net                 3,701            4,447
                                              ----------       ----------
                                                 856,882          866,157

Deferred charges and other assets                 36,476           37,185
                                              ----------       ----------

                                              $1,027,137       $1,049,007
                                              ==========       ==========


















[FN]
The accompanying notes are an integral part of these financial statements.

                                     3

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)

                                              March 30,      December 30,
                                                2000             1999
                                            -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   54,888       $   51,197
  Accrued payroll and employee benefits         26,263           26,399
  Accrued interest payable                      10,725            5,198
  Income taxes payable                           3,863               --
  Current portion of long-term debt              3,354            3,334
  Current portion of other long-term
    liabilities                                  2,662            3,198
                                            ----------       ----------
    Total current liabilities                  101,755           89,326

Long-term debt                                 461,870          497,628
Other long-term liabilities                     20,500           21,099
Deferred income taxes                            8,687            6,041
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $10,054 and $9,734)          6,934            7,003

Shareholders' equity:
  Common stock, $.01 par value (41,799,031
    and 42,945,190 shares outstanding)             508              506
  Paid-in capital                              422,516          420,786
  Retained earnings                             74,826           63,963
  Less: Treasury stock                         (70,459)         (57,345)
                                            ----------       ----------
    Total shareholders' equity                 427,391          427,910
                                            ----------       ----------

                                            $1,027,137       $1,049,007
                                            ==========       ==========













[FN]
The accompanying notes are an integral part of these financial statements.


                                     4

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            For the periods ended March 30, 2000 and April 1, 1999
         -------------------------------------------------------------
                     (in thousands, except per share data)
                                                              First Quarter
                                                          -------------------
                                                             2000      1999
                                                          --------  --------
Revenues
  Casino                                                   $170,729  $154,185
  Rooms                                                      16,878    15,565
  Food and beverage                                          14,291    13,239
  Other                                                       9,626     7,555
                                                           --------  --------
                                                            211,524   190,544
Costs and expenses
  Casino                                                     74,805    70,038
  Rooms                                                       8,730     8,229
  Food and beverage                                          13,695    13,607
  Other                                                       8,216     7,171
  Marketing                                                  23,059    19,616
  General and administrative                                 19,424    17,959
  Utilities                                                   3,328     3,069
  Repairs and maintenance                                     6,421     6,212
  Provision for doubtful accounts                             1,604     1,824
  Property taxes and insurance                                5,996     5,909
  Rent                                                        4,085     3,996
  Depreciation and amortization                              13,720    13,244
                                                           --------  --------
                                                            183,083   170,874
                                                           --------  --------
Operating income                                             28,441    19,670

  Interest income                                               341       417
  Interest expense                                          (10,886)  (14,285)
                                                           --------  --------
Income before other items and income taxes                   17,896     5,802

  Equity in unconsolidated partnership's loss                (1,033)   (1,008)
                                                           --------  --------
Income before income taxes                                   16,863     4,794

  Income taxes                                               (5,839)   (1,942)
                                                           --------  --------
Net income                                                 $ 11,024  $  2,852
                                                           ========  ========

Net income per common share                                $    .26  $    .06

Net income per common share assuming dilution              $    .25  $    .06

Weighted-average common shares applicable to:
  Net income per common share                                42,366    45,340
  Net income per common share assuming dilution              43,753    46,467

[FN]
The accompanying notes are an integral part of these financial statements.
                                       5

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
            For the periods ended March 30, 2000 and April 1, 1999
        ---------------------------------------------------------------
                                (in thousands)
                                                           First Quarter
                                                       ---------------------
                                                          2000       1999
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $  11,024   $   2,852
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          14,020      13,698
   Provision for losses on accounts receivable             1,604       1,824
   Loss on reinvestment obligation                           431          19
   Rent expense                                             (243)       (246)
   Distribution in excess of equity in income
     of partnership                                          180         215
   Deferred income taxes                                   2,639         379
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable             (386)      1,940
     (Increase) decrease in refundable income taxes          881          --
     (Increase) decrease in inventories and
       prepaid expenses                                    1,560      (1,613)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable          13,143     (19,333)
     Other items, net                                        110          86
                                                       ---------   ---------
  Net cash provided by (used in) operating activities     44,963        (179)
                                                       ---------   ---------
Cash Flows from Investing Activities
Payments received on notes receivable                         --         823
Reduction in other investments                               848          --
Purchases of property and equipment                       (3,578)     (5,812)
Additions to other long-term assets                       (1,618)     (3,191)
                                                       ---------   ---------
  Net cash provided by (used in) investing activities     (4,348)     (8,180)
                                                       ---------   ---------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                  67,900      58,700
Proceeds from issuance of common stock                       491          --
Principal payments on long-term debt                    (103,665)    (67,422)
Principal payments on other long-term liabilities           (575)       (325)
Debt issuance costs                                           --        (125)
Repurchase of common stock                               (12,437)         --
Preferred stock dividend                                    (277)       (312)
Redemption of preferred stock                                (96)       (151)
                                                       ---------   ---------
  Net cash provided by (used in) financing activities    (48,659)     (9,635)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents      (8,044)    (17,994)
Cash and cash equivalents at beginning of period          54,180      58,600
                                                       ---------   ---------
    Cash and cash equivalents at end of period         $  46,136   $  40,606
                                                       =========   =========

[FN]
The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
           For the periods ended March 30, 2000 and April 1, 1999
       ---------------------------------------------------------------
                               (in thousands)
                                                             First Quarter
                                                          -------------------
                                                            2000       1999
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --  $     16
 Tax benefit from stock options and preferred stock
   dividend                                                     55         7
 Exchange of common stock in lieu of cash payments
   in connection with the exercise of stock options            677        --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $  5,059  $ 25,523
 Income taxes paid (refunded)                               (1,599)    2,493
































[FN]
The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
           For the periods ended March 30, 2000 and April 1, 1999
         -----------------------------------------------------------
                   (in thousands, except number of shares)
                                                          First Quarter
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Common stock:
 Beginning balance                                    $    506    $    492
 Stock options exercised for 187,220 shares in 2000          2          --
                                                      --------    --------
   Ending balance                                          508         492
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     420,786     412,528
 Stock options exercised                                 1,675          --
 Tax benefit from stock options exercised                   55          --
                                                      --------    --------
   Ending balance                                      422,516     412,528
                                                      --------    --------
Retained earnings:
 Beginning balance                                      63,963      58,207
 Preferred stock dividend and losses on redemption,
   net of an income tax benefit of $7 in 1999             (161)       (154)
 Net income                                             11,024       2,852
                                                      --------    --------
   Ending balance                                       74,826      60,905
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (57,345)    (17,126)
 Repurchase of 1,242,500 shares of common stock,
   at cost, in 2000                                    (12,228)         --
 Repurchase of 90,879 shares of common stock, at
   cost, in connection with stock options exercised
   in 2000                                                (886)         --
                                                      --------    --------
   Ending balance                                      (70,459)    (17,126)
                                                      --------    --------

                                                      $427,391    $456,799
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters ended 2000 or 1999. Capitalized costs related to various development projects, included in deferred charges and other assets, were $4,890,000 and $4,778,000 at March 30, 2000 and December 30, 1999, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1999.


Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
March 30, 2000 and April 1, 1999 (in thousands):
                                          First Quarter
                                       -------------------
                                         2000        1999
                                       --------    --------
   Revenues                            $  4,376    $  4,257
   Operating expenses                      (684)       (684)
                                       --------    --------
   Operating income                       3,692       3,573
   Interest expense                      (1,098)     (1,037)
                                       --------    --------
     Net income                        $  2,594    $  2,536
                                       ========    ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                                          First Quarter
                                       -------------------
                                         2000        1999
                                       --------    --------
Equity in unconsolidated
    partnership's loss                 $ (1,033)   $ (1,008)




                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------

Long-term debt consists of the following (in thousands):
                                                    March 30,    December 30,
                                                      2000           1999
                                                    --------     ------------
    8 7/8% Senior Subordinated Notes Due 2007       $235,000      $235,000
    Revolving credit facility ("Revolver");
       floating rate, 7.68% at March 30, 2000;
       matures June 30, 2003                         175,000       210,100
    Term loan ("Term Loan"); floating rate, 8.61%
       at March 30, 2000; matures June 30, 2005       49,750        49,875
    Other notes payable; 14.6%; maturities
       to 2002                                           621           594
    Obligations under capital leases                   4,853         5,393
                                                    --------      --------
                                                     465,224       500,962
    Less current portion                              (3,354)       (3,334)
                                                    --------      --------
                                                    $461,870      $497,628
                                                    ========      ========

Note 4:  Other Long-term Liabilities
-------------------------------------

Other long-term liabilities consist of the following (in thousands):
                                                   March 30,     December 30,
                                                     2000           1999
                                                   ---------     ------------
    Deferred compensation and retirement plans     $ 12,213       $ 12,530
    Accrued rent expense                              9,296          9,539
    Obligation to City of Evansville and
      other civic and community organizations         1,238          1,800
    Las Vegas Boulevard beautification assessment       415            428
                                                   --------       --------
                                                     23,162         24,297
    Less current portion                             (2,662)        (3,198)
                                                   --------       --------
                                                   $ 20,500       $ 21,099
                                                   ========       ========

Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. The Internal Revenue Service ("IRS") has completed its examinations of the income tax returns for the years 1989 through 1991 and has settled for all but one issue. The IRS is examining the income tax returns for the years 1992 through 1996. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 1995 through 1997. Management believes that adequate provision for income taxes and interest has been made in the financial statements. In connection with the IRS examinations of the years 1989 through 1996,

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


management has estimated and provided a reserve for amounts that could be due upon settlement. It is reasonably possible that an issue in these examinations could be favorably settled in the near term.


Note 6:  Earnings Per Share
---------------------------
Net income per common share excludes dilution and is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding. Net income per common share, assuming dilution, is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended March 30, 2000 and April 1,
1999, are as follows:
                                                 First Quarter
                                              ------------------
                                                2000      1999
                                              --------  --------
Net income                                    $ 11,024  $  2,852

Less: preferred stock dividends
  and losses on redemption (net of an
  income tax benefit of $7 in 1999,
  credited to retained earnings)                  (161)     (154)
                                              --------  --------

Net income applicable to computations         $ 10,863  $  2,698
                                              ========  ========

Weighted-average common shares
  applicable to net income per
  common share                                  42,366    45,340

Effect of dilutive securities:
  Stock option incremental shares                  650       299
  Assumed conversion of preferred stock            737       828
                                              --------  --------
                                                 1,387     1,127
                                              --------  --------
Weighted-average common shares
  applicable to net income per
  common share assuming dilution                43,753    46,467
                                              ========  ========

  Net income per common share                 $    .26  $    .06
                                              ========  ========

  Net income per common share
   assuming dilution                          $    .25  $    .06
                                              ========  ========

                                      11


Note 7:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,832,000 at March 30, 2000 and December 30, 1999.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $17,000,000 at March 30, 2000.


Item 2.  Management's Discussion and Analysis

Financial Condition

During the first quarter of 2000, we repurchased 1,242,500 shares of common stock at prices ranging from $8.81 per share to $10.88 per share and at an average price of $9.80 per share, under a program authorized by our Board of Directors in 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES



Results of Operations

Quarter Ended March 30, 2000 Compared to Quarter Ended April 1, 1999


Our consolidated revenues in the first quarter of 2000 were $211.5 million, an increase of 11% over $190.5 million in the first quarter of 1999, reflecting higher total revenues at all properties. Consolidated casino revenue was $16.5 million or 11% higher in the 2000 versus 1999 first quarter, with a substantial portion of the increase coming from Tropicana Atlantic City. Consolidated operating income was $28.4 million in the 2000 first quarter, a 45% improvement over $19.7 million in the 1999 first quarter, reflecting improved operating results at all properties. Consistent with the increase in consolidated casino revenue, consolidated casino costs were up $4.8 million in the 2000 versus 1999 first quarter, largely attributable to an increase in casino costs at Tropicana Atlantic City. Consolidated marketing costs were $3.4 million higher in the 2000 versus 1999 first quarter primarily due to an increased number of marketing promotions and special events at Tropicana Atlantic City.

Consolidated interest expense was 24% or $3.4 million lower in the 2000 versus 1999 first quarter. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing of debt we completed in 1999.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $111.0 million in the first quarter of 2000, up 14% from $97.3 million in the 1999 first quarter. Casino revenue was 13% higher in the 2000 versus 1999 first quarter, reflecting a 16% increase in slot revenue and an 8% increase in games revenue. Rooms revenue was $0.6 million or 20% higher in the first quarter of 2000, primarily as a result of an increase in occupied rooms on a non-complimentary basis. The increase in occupied rooms led to a 24% increase in food and beverage revenue in the first quarter of 2000.

Tropicana Atlantic City had operating income of $17.5 million in the 2000 first quarter, a 19% improvement over $14.7 million in the 1999 first quarter. Consistent with the increases in casino revenue, rooms revenue and food and beverage revenue, casino costs and rooms costs were each 13% higher and food and beverage costs were 14% higher in the 2000 versus 1999 first quarter. Marketing costs were $3.6 million higher in the 2000 versus 1999 first quarter primarily due to an increased number of marketing promotions and special events. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.5 million in both periods. Depreciation and amortization was $6.6 million in the first quarter of 2000 compared to $6.3 million in the first quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $38.1 million in the first quarter of 2000, a 6% increase over $35.8 million in the first quarter of 1999. Casino revenue was slightly lower in the 2000 versus

                      AZTAR CORPORATION AND SUBSIDIARIES

1999 first quarter, primarily due to an 11% decrease in games revenue partially offset by a 3% increase in slot revenue. Contributing to the increase in total revenue was an increase in revenue from retail shops and entertainment. Tropicana Las Vegas had operating income of $1.1 million in the 2000 first quarter compared to an operating loss of $1.9 million in the 1999 first quarter. Operating income or loss is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in the first quarter of 2000 compared to $2.4 million in the first quarter of 1999. Depreciation and amortization was $2.4 million in the 2000 first quarter compared to $2.5 million in the 1999 first quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $27.7 million in the first quarter of 2000, up 10% from $25.2 million in the first quarter of 1999. Operating income was $6.7 million in the 2000 first quarter, a 27% improvement over $5.3 million in the 1999 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in both periods. Depreciation and amortization was $1.3 million in the 2000 first quarter compared to $1.1 million in the 1999 first quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $28.1 million in the first quarter of 2000, up 7% from $26.4 million in the first quarter of last year. Operating income was $6.0 million in the 2000 first quarter, a 20% improvement over $5.0 million in the 1999 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in both periods. Depreciation and amortization was $2.5 million in the 2000 first quarter compared to $2.4 million in the 1999 first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.6 million in the first quarter of 2000, a 14% increase over $5.8 million in the first quarter of 1999. Casino Aztar Caruthersville had operating income of $0.2 million in the 2000 first quarter compared to an operating loss of $41,000 in the 1999 first quarter. Operating income or loss is after depreciation and amortization of $0.9 million in the 2000 first quarter compared to $0.8 million in the 1999 first quarter.

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

                      AZTAR CORPORATION AND SUBSIDIARIES



Private Securities Litigation Reform Act

Certain information included in Aztar's 1999 Form 10-K, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 1999 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 30, 2000, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES


                          PART - II OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits                                                       Page No.
                                                                   ----------
      10.1  Amendment No. 4, dated March 17, 2000, to Amended
            and Restated Reducing Revolving Loan Agreement,
            dated as of May 28, 1998, among Aztar Corporation
            and the lenders therein named; Bankers Trust
            Company and Societe Generale, as documentation
            agents; Bank of Scotland, Credit Lyonnais Los
            Angeles Branch and PNC Bank, National
            Association, as co-agents; and Bank of America
            National Trust and Savings Association,
            as administrative agent.                                   *


      27.   Financial Data Schedule.                                   *

      * See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

            All other exhibits have been omitted because the information is either not required or not applicable.

 (b) Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended March 30, 2000.

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





Date  May 3, 2000                By  ROBERT M. HADDOCK
     --------------------------     ---------------------------
                                    Robert M. Haddock
                                    Executive Vice President and
                                    Chief Financial Officer

                AZTAR CORPORATION AND SUBSIDIARIES


Exhibit Index
-------------
10.1 Amendment No. 4, dated March 17, 2000, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.


27.   Financial Data Schedule.









































                                 E-1