Form 10-Q
period 2000-06-29
AZTAR CORP
filed 2000-08-04
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000
                               -------------
                             OR
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

At July 27, 2000, the registrant had outstanding 40,666,803 shares of its common stock, $.01 par value.







                   AZTAR CORPORATION AND SUBSIDIARIES
                                FORM 10-Q

                                  INDEX








PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1.  Financial Statements

            Consolidated Balance Sheets at June 29, 2000 and
            December 30, 1999                                         3

            Consolidated Statements of Operations for the quarters
            and six months ended June 29, 2000 and July 1, 1999       5

            Consolidated Statements of Cash Flows for the six months
            ended June 29, 2000 and July 1, 1999                      7

            Consolidated Statements of Shareholders' Equity for
            the six months ended June 29, 2000 and July 1, 1999       9

            Notes to Consolidated Financial Statements               10

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      15

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                              19

PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders      20

   Item 6.  Exhibits and Reports on Form 8-K                         20

                    AZTAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (unaudited)
                  ---------------------------------------
                     (in thousands, except share data)
                                                June 29,       December 30,
                                                  2000             1999
                                              -------------    ------------

Assets
Current assets:
  Cash and cash equivalents                   $   39,116       $   54,180
  Accounts receivable, net                        24,676           26,104
  Refundable income taxes                             --              881
  Inventories                                      7,392            7,836
  Prepaid expenses                                12,303           11,293
  Deferred income taxes, net                      17,370           17,333
                                              ----------       ----------
    Total current assets                         100,857          117,627

Investments in and advances to
  unconsolidated partnership                       7,314            7,659
Other investments                                 20,655           20,379

Property and equipment:
  Buildings, riverboats and equipment, net       738,231          754,900
  Land                                           102,445          102,428
  Construction in progress                         8,286            4,382
  Leased under capital leases, net                 2,487            4,447
                                              ----------       ----------
                                                 851,449          866,157

Deferred charges and other assets                 35,979           37,185
                                              ----------       ----------

                                              $1,016,254       $1,049,007
                                              ==========       ==========

















[FN]

The accompanying notes are an integral part of these financial statements.

                    AZTAR CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
                  ---------------------------------------
                     (in thousands, except share data)
                                              June 29,       December 30,
                                                2000             1999
                                            -------------    ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals             $   58,277       $   51,197
  Accrued payroll and employee benefits         27,476           26,399
  Accrued interest payable                       5,496            5,198
  Income taxes payable                           1,701               --
  Current portion of long-term debt              2,769            3,334
  Current portion of other long-term
    liabilities                                  2,374            3,198
                                            ----------       ----------
    Total current liabilities                   98,093           89,326

Long-term debt                                 450,888          497,628
Other long-term liabilities                     20,415           21,099
Deferred income taxes                            4,327            6,041
Contingencies and commitments
Series B ESOP convertible preferred stock
  (redemption value $8,905 and $9,734)           6,695            7,003

Shareholders' equity:
  Common stock, $.01 par value (40,749,203
    and 42,945,190 shares outstanding)             510              506
  Paid-in capital                              424,338          420,786
  Retained earnings                             96,938           63,963
  Less: Treasury stock                         (85,950)         (57,345)
                                            ----------       ----------
    Total shareholders' equity                 435,836          427,910
                                            ----------       ----------

                                            $1,016,254       $1,049,007
                                            ==========       ==========












[FN]

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             For the periods ended June 29, 2000 and July 1, 1999
         -------------------------------------------------------------
                     (in thousands, except per share data)
                                        Second Quarter         Six Months
                                     -------------------   ------------------
                                        2000      1999       2000      1999
                                      --------  --------   --------  --------
Revenues
  Casino                              $175,474  $166,078   $346,203  $320,263
  Rooms                                 19,832    17,447     36,710    33,012
  Food and beverage                     14,959    14,080     29,250    27,319
  Other                                 10,698     9,126     20,324    16,681
                                      --------   --------  -------- --------
                                       220,963   206,731    432,487   397,275
Costs and expenses
  Casino                                74,703    72,622    149,508   142,660
  Rooms                                 10,040     9,346     18,770    17,575
  Food and beverage                     14,790    14,252     28,485    27,859
  Other                                  8,510     7,817     16,726    14,988
  Marketing                             23,978    23,541     47,037    43,157
  General and administrative            19,706    18,446     39,130    36,405
  Utilities                              3,546     3,293      6,874     6,362
  Repairs and maintenance                6,683     6,845     13,104    13,057
  Provision for doubtful accounts        1,060     2,424      2,664     4,248
  Property taxes and insurance           5,922     5,855     11,918    11,764
  Rent                                   4,265     4,414      8,350     8,410
  Depreciation and amortization         13,446    13,350     27,166    26,594
                                      --------  --------   --------  --------
                                       186,649   182,205    369,732   353,079
                                      --------  --------   --------  --------
Operating income                        34,314    24,526     62,755    44,196

  Interest income                          341       544        682       961
  Interest expense                     (10,376)  (14,781)   (21,262)  (29,066)
                                      --------  --------   --------  --------
Income before other items, income
  taxes and extraordinary items         24,279    10,289     42,175    16,091

  Equity in unconsolidated
    partnership's loss                  (1,052)     (957)    (2,085)   (1,965)
                                      --------  --------   --------  --------
Income before income taxes
  and extraordinary items               23,227     9,332     40,090    14,126

  Income taxes                            (874)   (3,419)    (6,713)   (5,361)
                                      --------  --------   --------  --------
Income before extraordinary items       22,353     5,913     33,377     8,765

  Extraordinary items                       --    (4,073)        --    (4,073)
                                      --------  --------   --------  --------
Net income                            $ 22,353  $  1,840   $ 33,377  $  4,692
                                      ========  ========   ========  ========

[FN]
The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
             For the periods ended June 29, 2000 and July 1, 1999
         -------------------------------------------------------------
                     (in thousands, except per share data)
                                        Second Quarter         Six Months
                                      ------------------   ------------------
                                        2000      1999       2000      1999
                                      --------  --------   --------  --------


Earnings per common share:
  Income before extraordinary items   $    .53  $    .13   $    .79  $    .19
  Extraordinary items                       --      (.09)        --      (.09)
                                      --------  --------   --------  --------
  Net income                          $    .53  $    .04   $    .79  $    .10
                                      ========  ========   ========  ========

Earnings per common share assuming
  dilution:
  Income before extraordinary items   $    .51  $    .13   $    .76  $    .18
  Extraordinary items                       --      (.09)        --      (.09)
                                      --------  --------   --------  --------
  Net income                          $    .51  $    .04   $    .76  $    .09
                                      ========  ========   ========  ========

Weighted-average common shares
  applicable to:
  Earnings per common share             41,356    45,268     41,861    45,304
  Earnings per common share assuming
    dilution                            43,083    46,719     43,418    46,593



















[FN]

The accompanying notes are an integral part of these financial statements.

                      AZTAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             For the periods ended June 29, 2000 and July 1, 1999
        ---------------------------------------------------------------
                                (in thousands)
                                                            Six Months
                                                       ---------------------
                                                          2000        1999
                                                       ---------   ---------
Cash Flows from Operating Activities
Net income                                             $  33,377   $   4,692
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          27,758      27,603
   Provision for losses on accounts receivable             2,664       4,248
   Loss on early retirement of debt                           --       6,266
   Loss on reinvestment obligation                         1,006         434
   Rent expense                                             (469)       (476)
   Distribution in excess of equity in income
     of partnership                                          345         406
   Deferred income taxes                                  (1,751)        627
   Change in assets and liabilities:
     (Increase) decrease in accounts receivable           (1,236)      2,847
     (Increase) decrease in refundable income taxes          881         (52)
     (Increase) decrease in inventories and
       prepaid expenses                                     (569)     (3,541)
     Increase (decrease) in accounts payable,
       accrued expenses and income taxes payable          10,530      (4,620)
     Other items, net                                        213         168
                                                        --------    --------
  Net cash provided by (used in) operating activities     72,749      38,602
                                                        --------    --------
Cash Flows from Investing Activities
Payments received on notes receivable                         --         823
Reduction in other investments                             1,404         267
Purchases of property and equipment                      (10,736)    (13,870)
Additions to other long-term assets                       (3,554)     (5,089)
                                                        --------    --------
  Net cash provided by (used in) investing activities    (12,886)    (17,869)
                                                        --------    --------
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt                 116,000     407,400
Proceeds from issuance of common stock                     1,894         393
Principal payments on long-term debt                    (163,347)   (426,797)
Premium paid on early retirement of debt                      --      (3,142)
Principal payments on other long-term liabilities           (888)       (638)
Debt issuance costs                                           --      (6,406)
Repurchase of common stock                               (27,868)     (5,354)
Preferred stock dividend                                    (277)       (314)
Redemption of preferred stock                               (441)       (484)
                                                        --------    --------
  Net cash provided by (used in) financing activities    (74,927)    (35,342)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents     (15,064)    (14,609)
Cash and cash equivalents at beginning of period          54,180      58,600
                                                        --------    --------
    Cash and cash equivalents at end of period          $ 39,116    $ 43,991
                                                        ========    ========

[FN]
The accompanying notes are an integral part of these financial statements.
                                       7

                     AZTAR CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
            For the periods ended June 29, 2000 and July 1, 1999
       ---------------------------------------------------------------
                               (in thousands)
                                                              Six Months
                                                          -------------------
                                                            2000       1999
                                                          --------   --------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
 Capital lease obligations incurred for property
   and equipment                                          $     --  $     16
 Tax benefit from stock options and preferred stock
   dividend                                                    416        89
 Exchange of common stock in lieu of cash payments
   in connection with the exercise of stock options            737        --

Cash flow during the period for the following:
 Interest paid, net of amount capitalized                 $ 20,372  $ 30,635
 Income taxes paid                                           5,466     5,689






























[FN]

The accompanying notes are an integral part of these financial statements.

                     AZTAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
            For the periods ended June 29, 2000 and July 1, 1999
         -----------------------------------------------------------
                   (in thousands, except number of shares)
                                                           Six Months
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
Common stock:
 Beginning balance                                    $    506    $    492
 Stock options exercised for 393,856 and
   86,667 shares                                             4           1
                                                      --------    --------
   Ending balance                                          510         493
                                                      --------    --------
Paid-in capital:
 Beginning balance                                     420,786     412,528
 Stock options exercised                                 3,136         392
 Tax benefit from stock options exercised                  416          79
                                                      --------    --------
   Ending balance                                      424,338     412,999
                                                      --------    --------
Retained earnings:
 Beginning balance                                      63,963      58,207
 Preferred stock dividend and losses on redemption,
   net of an income tax benefit of $10 in 1999            (402)       (297)
 Net income                                             33,377       4,692
                                                      --------    --------
   Ending balance                                       96,938      62,602
                                                      --------    --------
Treasury stock:
 Beginning balance                                     (57,345)    (17,126)
 Repurchase of 2,494,300 and 669,500 shares of
   common stock at cost                                (27,659)     (5,354)
 Repurchase of 95,543 shares of common stock, at
   cost, in connection with stock options exercised
   in 2000                                                (946)         --
                                                      --------    --------
   Ending balance                                      (85,950)    (22,480)
                                                      --------    --------

                                                      $435,836    $453,614
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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or six months ended 2000 or 1999. Capitalized costs related to various development projects, included in deferred charges and other assets, were $5,261,000 and $4,778,000 at June 29, 2000 and December 30, 1999, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1999.


Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------

Following are summarized operating results for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended
June 29, 2000 and July 1, 1999 (in thousands):
                              Second Quarter           Six Months
                            -------------------    -------------------
                              2000       1999        2000       1999
                            --------   --------    --------   --------
   Revenues                 $  4,433   $  4,283    $  8,809   $  8,540
   Operating expenses           (691)      (691)     (1,375)    (1,375)
                            --------   --------    --------   --------
   Operating income            3,742      3,592       7,434      7,165
   Interest expense           (1,148)    (1,010)     (2,246)    (2,047)
                            --------   --------    --------   --------
     Net income             $  2,594   $  2,582    $  5,188   $  5,118
                            ========   ========    ========   ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
                              Second Quarter           Six Months
                            -------------------    -------------------
                              2000       1999        2000       1999
                            --------   --------    --------   --------
Equity in unconsolidated
    partnership's loss      $ (1,052)  $   (957)   $ (2,085)  $ (1,965)



                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


Note 3:  Long-term Debt
-----------------------

Long-term debt consists of the following (in thousands):
                                                    June 29,     December 30,
                                                      2000           1999
                                                    --------     ------------
    8 7/8% Senior Subordinated Notes Due 2007       $235,000      $235,000
    Revolving credit facility ("Revolver");
       floating rate, 8.10% at June 29, 2000;
       matures June 30, 2003                         165,000       210,100
    Term loan ("Term Loan"); floating rate, 9.15%
       at June 29, 2000; matures June 30, 2005        49,625        49,875
    Other notes payable; 14.6%; maturities
       to 2002                                           636           594
    Obligations under capital leases                   3,396         5,393
                                                    --------      --------
                                                     453,657       500,962
    Less current portion                              (2,769)       (3,334)
                                                    --------      --------
                                                    $450,888      $497,628
                                                    ========      ========

Note 4:  Other Long-term Liabilities
-------------------------------------

Other long-term liabilities consist of the following (in thousands):
                                                   June 29,      December 30,
                                                     2000           1999
                                                   ---------     ------------
    Deferred compensation and retirement plans     $ 12,379       $ 12,530
    Accrued rent expense                              9,070          9,539
    Obligation to City of Evansville and
      other civic and community organizations           925          1,800
    Las Vegas Boulevard beautification assessment       415            428
                                                   --------       --------
                                                     22,789         24,297
    Less current portion                             (2,374)        (3,198)
                                                   --------       --------
                                                   $ 20,415       $ 21,099
                                                   ========       ========


                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


Note 5:  Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in the 2000 second quarter. The IRS examinations of the income tax returns for the years 1992 through 1996 is continuing. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defenses to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through June 29, 2000 was approximately $5,600,000 at June 29, 2000.


Note 6:  Extraordinary Items
----------------------------
In the 1999 second quarter, the Company expensed the redemption premiums and the remaining unamortized deferred financing charges in connection with the redemptions of its 11% Senior Subordinated Notes Due 2002. These items were reflected in the Consolidated Statement of Operations for the quarter and six months ended 1999, as an extraordinary loss of $4,073,000, which was net of an income tax benefit of $2,193,000.

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

The computations of earnings per common share and earnings per common share, assuming dilution, for the periods ended June 29, 2000 and July 1, 1999, are as follows:

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


Note 7:  Earnings Per Share (continued)
---------------------------------------
                                      Second Quarter        Six Months
                                    ------------------  ------------------
                                      2000      1999      2000      1999
                                    --------  --------  --------  --------
Income before extraordinary items   $ 22,353  $  5,913  $ 33,377  $  8,765

Less: preferred stock dividends
  and losses on redemption (net of
  income tax benefits of $3 and
  $10 in 1999, credited to retained
  earnings)                             (241)     (143)     (402)     (297)
                                    --------  --------  --------  --------
Income before extraordinary items
  applicable to computations          22,112     5,770    32,975     8,468

Extraordinary items                       --    (4,073)       --    (4,073)
                                    --------  --------  --------  --------
Net income applicable to
  computations                      $ 22,112  $  1,697  $ 32,975  $  4,395
                                    ========  ========  ========  ========
Weighted-average common shares
  applicable to earnings per
  common share                        41,356    45,268    41,861    45,304

Effect of dilutive securities:
  Stock option incremental shares        999       651       824       475
  Assumed conversion of preferred
   stock                                 728       800       733       814
                                    --------  --------  --------  --------
                                       1,727     1,451     1,557     1,289
                                    --------  --------  --------  --------
Weighted-average common shares
  applicable to earnings per
  common share assuming dilution      43,083    46,719    43,418    46,593
                                    ========  ========  ========  ========

Earnings per common share:
  Income before extraordinary items $    .53  $    .13  $    .79  $    .19
  Extraordinary items                     --       (09)       --      (.09)
                                    --------  --------  --------  --------
  Net income                        $    .53  $    .04  $    .79  $    .10
                                    ========  ========  ========  ========
Earnings per common share
  assuming dilution:
  Income before extraordinary items $    .51  $    .13  $    .76  $    .18
  Extraordinary items                     --      (.09)       --      (.09)
                                    --------  --------  --------  --------
  Net income                        $    .51  $    .04  $    .76  $    .09
                                    ========  ========  ========  ========

                      AZTAR CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)


Note 8:  Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,833,000 and $3,832,000 at June 29, 2000 and December 30, 1999,
respectively.

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


The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $36,000,000 at June 29, 2000.

                      AZTAR CORPORATION AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis

Financial Condition

During the first half of 2000, we repurchased 2,494,300 shares of common stock at prices ranging from $8.81 per share to $14.94 per share and at an average price of $11.05 per share, under a program authorized by our Board of Directors in 1999.

Results of Operations

Six Months Ended June 29, 2000 Compared to Six Months Ended July 1, 1999

The Company's consolidated revenues in the first half of 2000 were $432.5 million, a 9% increase over $397.3 million in the first half of 1999. Consolidated rooms revenue was $3.7 million or 11% higher in the 2000 versus 1999 six-month period reflecting increases at all hotel properties. Consolidated operating income was $62.8 million in the first half of 2000, a 42% improvement over $44.2 million in the first half of 1999, reflecting improved operating results at all properties. The consolidated provision for doubtful accounts was $1.6 million or 37% lower in the 2000 versus 1999 six-month period due to favorable risk analysis, a lower level of receivables and a lower volume of table games play at the Las Vegas Tropicana.

Consolidated interest expense was $7.8 million or 27% lower in the 2000 versus 1999 six-month period. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing of debt we completed in 1999.

For a discussion of income taxes and extraordinary items, refer to "Note 5:
Income Taxes" and "Note 6: Extraordinary Items", respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $232.0 million in the first half of 2000, up 11% from $208.8 million in the first half of 1999. Casino revenue was 11% higher in the 2000 versus 1999 six-month period, primarily reflecting a 12% increase in games revenue combined with a 10% increase in slot revenue. The increase in games revenue was a result of increases in the volume of play and the hold percentage. Rooms revenue was $1.2 million or 16% higher in the 2000 versus 1999 six-month period, primarily as a result of an increase in occupied rooms on a non-complimentary basis. The increase in occupied rooms led to a 13% increase in food and beverage revenue in the first half of 2000.

Tropicana Atlantic City had operating income of $41.1 million in the first half of 2000, a 23% improvement over $33.3 million in the first half of 1999. Consistent with the increases in casino revenue, rooms revenue and food and beverage revenue, casino costs were 10% higher and rooms and food and beverage costs were each 11% higher in the 2000 versus 1999 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.1 million in the 2000 six-month period compared to $1.4 million in the 1999 six-month period. Depreciation and amortization was $13.1 million in the six months ended 2000 compared to $12.6 million in the six months ended 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES


TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $78.9 million in the first half of 2000, a 7% increase from $73.4 million in the first half of 1999. Casino revenue was slightly lower in the 2000 versus 1999 first half, primarily due to a 12% decrease in games revenue partially offset by a 1% increase in slot revenue. Rooms revenue was $2.3 million or 12% higher in the 2000 versus 1999 six-month period, primarily as a result of an increase in average daily rate combined with higher occupancy. Contributing to the increase in total revenue was an increase in revenue from retail shops and entertainment.

Tropicana Las Vegas had operating income of $4.9 million in the first half of 2000 compared to an operating loss of $2.2 million in the first half of 1999. Casino costs were 12% lower in the 2000 versus 1999 six-month period, primarily due to the decrease in games revenue. Consistent with the increase in rooms revenue, rooms costs were 5% higher in the 2000 versus 1999 six-month period. Operating income or loss is after rent and depreciation and amortization expenses. Rent expense was $5.1 million in the 2000 six-month period compared to $4.9 million in the 1999 six-month period. Depreciation and amortization was $4.8 million in the 2000 six-month period compared to $5.1 million in the 1999 six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $52.9 million in the first half of 2000, up 7% from $49.4 million in the first half of 1999. Operating income was $11.4 million in the 2000 six-month period, a 23% improvement over $9.3 million in the 1999 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.3 million in both periods. Depreciation and amortization was $2.6 million in the six months ended 2000 compared to $2.4 million in the six months ended 1999.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $55.8 million in the first half of 2000, up 4% from $53.9 million in the first half of 1999. Operating income was $11.3 million in the 2000 six-month period, a 6% improvement over $10.7 million in the 1999 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.6 million in both periods. Depreciation and amortization was $5.1 million in the 2000 six-month period compared to $4.9 million in the 1999 six-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $12.9 million in the first half of 2000, up 9% from $11.8 million in the first half of 1999. Casino Aztar Caruthersville had operating income of $0.3 million in the first half of 2000 compared to an operating loss of $0.3 million in the first half of 1999. Operating income or loss is after depreciation and amortization of $1.6 million in the 2000 six-month period compared to $1.5 million in the 1999 six-month period.

                      AZTAR CORPORATION AND SUBSIDIARIES


Quarter Ended June 29, 2000 Compared to Quarter Ended July 1, 1999

The Company's consolidated revenues in the 2000 second quarter were $221.0 million, up 7% from $206.7 million in the 1999 second quarter. Consolidated rooms revenue was $2.4 million or 14% higher in the 2000 versus 1999 second quarter reflecting increases at all hotel properties. Consolidated operating income was $34.3 million in the 2000 second quarter, a 40% improvement over $24.5 million in the 1999 second quarter. The consolidated provision for doubtful accounts was $1.4 million or 56% lower in the 2000 versus 1999 second quarter due to favorable risk analysis, a lower level of receivables and a lower volume of table games play at the Las Vegas Tropicana.

Consolidated interest expense was $4.4 million or 30% lower in the 2000 versus 1999 second quarter. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing of debt we completed in 1999.

For a discussion of income taxes and extraordinary items, refer to "Note 5:
Income Taxes" and "Note 6: Extraordinary Items", respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $121.0 million in the 2000 second quarter, up 9% from $111.5 million in the 1999 second quarter. Casino revenue was 9% higher in the 2000 versus 1999 second quarter, primarily reflecting a 16% increase in games revenue combined with a 6% increase in slot revenue. The increase in games revenue was a result of increases in the hold percentage and volume of play. The table games hold percentage was 17.2% in the 2000 second quarter compared with 14.6% in the 1999 second quarter. Rooms revenue was $0.6 million or 13% higher in the 2000 versus 1999 second quarter, primarily as a result of an increase in occupied rooms on a non-complimentary basis.

Tropicana Atlantic City had operating income of $23.5 million in the 2000 second quarter, a 27% improvement over $18.5 million in the 1999 second quarter. Consistent with the increases in casino revenue and rooms revenue, casino costs and rooms costs were 7% and 9% higher, respectively in the 2000 versus 1999 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in the 2000 second quarter compared to $0.8 million in the 1999 second quarter. Depreciation and amortization was $6.5 million in the second quarter of 2000 compared to $6.4 million in the second quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $40.9 million in the 2000 second quarter, a 9% increase from $37.6 million in the 1999 second quarter. Casino revenue was 4% lower in the 2000 versus 1999 second quarter, primarily due to a 14% decrease in games revenue. Rooms revenue was $1.7 million or 18% higher in the 2000 versus 1999 second quarter due to an increase in the average daily rate combined with higher occupancy. Contributing to the increase in total revenue was an increase in revenue from retail shops and entertainment.

                      AZTAR CORPORATION AND SUBSIDIARIES


Tropicana Las Vegas had operating income of $3.8 million in the 2000 second quarter compared to an operating loss of $0.2 million in the 1999 second quarter. Casino costs were 13% lower in the 2000 versus 1999 second quarter,primarily due to the decrease in games revenue. Consistent with the increase in rooms revenue, rooms costs were 7% higher in the 2000 versus 1999 second quarter. Operating income or loss is after rent and depreciation and amortization expenses. Rent expense was $2.6 million in the 2000 second quarter compared to $2.5 million in the 1999 second quarter. Depreciation and amortization was $2.3 million in the second quarter of 2000 compared to $2.5 million in the second quarter of 1999.

RAMADA EXPRESS At Ramada Express, total revenues were $25.2 million in the 2000 second quarter, up 4% from $24.2 million in the 1999 second quarter. Operating income was $4.6 million in the 2000 second quarter, a 15% improvement over $4.0 million in the 1999 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the 2000 second quarter compared to $0.2 million in the 1999 second quarter. Depreciation and amortization was $1.3 million in the second quarter of 2000 compared to $1.2 million in the second quarter of 1999.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.6 million in the 2000 second quarter, a slight increase from $27.5 million in the last year's second quarter. Operating income was $5.3 million in the 2000 second quarter, a 7% decrease from $5.7 million in the 1999 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.8 million in both periods. Depreciation and amortization was $2.6 million in the 2000 second quarter compared to $2.5 million in the 1999 second quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.3 million in the 2000 second quarter, a 7% increase from $5.9 million in the 1999 second quarter. Casino Aztar Caruthersville had operating income of $0.1 million in the second quarter of 2000 compared to an operating loss of $0.3 million in the second quarter of 1999. Operating income or loss is after depreciation and amortization of $0.7 million in the 2000 second quarter compared to $0.8 million in the 1999 second quarter.


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

                      AZTAR CORPORATION AND SUBSIDIARIES


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 29, 2000, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1999.

                      AZTAR CORPORATION AND SUBSIDIARIES


                          PART - II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  At the Company's annual meeting of shareholders held on May 11, 2000, one item was voted on as follows:

    1. The persons whose names are set forth below were elected as directors to serve until the 2003 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:

                                           Votes Cast
                                      --------------------
                      Nominee             For     Withheld
                 ----------------     ----------  --------
                 Robert M. Haddock    40,012,594  407,222
                 Terence W. Thomas    40,006,581  413,235


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

 (b) Reports on Form 8-K

        The Company did not file any report on Form 8-K during the quarter ended June 29, 2000.

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





Date August 4, 2000              By  ROBERT M. HADDOCK
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