Form 10-Q
period 2000-09-28
AZTAR CORP
filed 2000-11-03
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2000 OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-5440
AZTAR CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	86-0636534 (I.R.S. Employer Identification No.)
2390 East Camelback Road, Suite 400, Phoenix, Arizona 85016 (Address of principal executive offices) (Zip Code)
Registrant¢ s telephone number, including area code (602) 381-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At October 26, 2000, the registrant had outstanding 39,571,370 shares of its common stock, $.01 par value.

AZTAR CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
---------------------------------------
(in thousands, except share data)

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Refundable income taxes
  Inventories
  Prepaid expenses
  Deferred income taxes, net

    Total current assets

Investments in and advances to
  unconsolidated partnership
Other investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Deferred charges and other assets

September 28, 2000 ------------- $ 46,672 24,523 -- 7,508 11,532 18,831 ---------- 109,066 7,155 21,212 731,387 104,942 7,299 1,938 ---------- 845,566 36,685 ---------- $1,019,684 ==========	December 30, 1999 ------------ $ 54,180 26,104 881 7,836 11,293 17,333 ---------- 117,627 7,659 20,379 754,900 102,428 4,382 4,447 ---------- 866,157 37,185 ---------- $1,049,007 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)(continued)
--------------------------------------------------
(in thousands, except share data)

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term
    liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $12,181 and $9,734)

Shareholders' equity:
  Common stock, $.01 par value (39,819,370
    and 42,945,190 shares outstanding)
  Paid-in capital
  Retained earnings
  Less: Treasury stock

    Total shareholders' equity

  September 28,
   2000
 -------------

$   63,775
27,573
10,549
3,559
1,664

2,071
----------
109,191

443,370
20,349
5,820

6,584

514
427,514
111,290
(104,948)
----------
434,370
----------

$1,019,684
==========

December 30, 1999 ------------ $ 51,197 26,399 5,198 -- 3,334 3,198 ---------- 89,326 497,628 21,099 6,041 7,003 506 420,786 63,963 (57,345) ---------- 427,910 ---------- $1,049,007 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended September 28, 2000 and September 30, 1999
---------------------------------------------------------------
(in thousands, except per share data)

Third Quarter --------------------	Nine Months -------------------

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense

Income before other items,
  income taxes and
  extraordinary items

  Equity in unconsolidated
    partnership's loss

Income before income taxes
  and extraordinary items

  Income taxes

Income before extraordinary items

  Extraordinary items

Net income

  2000
--------
$177,389
19,270
14,672
10,874
--------
222,205

77,367
10,292
14,558
8,922
22,174
19,696
4,730
6,094
540
6,079
4,478
13,478
--------
188,408
--------
33,797

313
(10,407)
--------

23,703

(1,081)
--------

22,622

(8,070)
--------

14,552

--
--------
$ 14,552
========

  1999
--------
$169,389
16,719
13,689
8,973
--------
208,770

73,135
9,375
13,703
7,858
22,282
19,096
4,472
6,506
1,522
5,955
4,403
13,506
--------
181,813
--------
26,957

285
(13,202)
--------

14,040

(991)
--------

13,049

(4,488)
--------

8,561

(382)
--------
$  8,179
========

  2000
--------
$523,592
55,980
43,922
31,198
--------
654,692

226,875
29,062
43,043
25,648
69,211
58,826
11,604
19,198
3,204
17,997
12,828
40,644
--------
558,140
--------
96,552

995
(31,669)
--------

65,878

(3,166)
--------

62,712

(14,783)
--------

47,929

--
--------
$ 47,929
========

  1999
--------
$489,652
49,731
41,008
25,654
--------
606,045

215,795
26,950
41,562
22,846
65,439
55,501
10,834
19,563
5,770
17,719
12,813
40,100
--------
534,892
--------
71,153

1,246
(42,268)
--------

30,131

(2,956)
--------

27,175

(9,849)
--------

17,326

(4,455)
--------
$ 12,871
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
For the periods ended September 28, 2000 and September 30, 1999
---------------------------------------------------------------
(in thousands, except per share data)
Third Quarter --------------------		Nine Months -------------------

Earnings per common share:
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share assuming
  dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

Weighted-average common shares
  applicable to:
  Earnings per common share
  Earnings per common share assuming
    dilution

2000 -------- $ .35 -- -------- $ .35 ======== $ .34 -- -------- $ .34 ======== 40,428 42,397	1999 -------- $ .19 (.01) -------- $ .18 ======== $ .18 (.01) -------- $ .17 ======== 44,353 46,283	2000 -------- $ 1.14 -- -------- $ 1.14 ======== $ 1.10 -- -------- $ 1.10 ======== 41,383 43,078	1999 -------- $ .38 (.10) -------- $ .28 ======== $ .37 (.10) -------- $ .27 ======== 44,987 46,490

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended September 28, 2000 and September 30, 1999
---------------------------------------------------------------
(in thousands)
Nine Months --------------------

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss on early retirement of debt
    Loss on reinvestment obligation
    Rent expense
    Distribution in excess of equity in income
      of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable
      (Increase) decrease in refundable income taxes
      (Increase) decrease in inventories and
        prepaid expenses
      Increase (decrease) in accounts payable,
        accrued expenses and income taxes payable
      Other items, net

  Net cash provided by (used in) operating activities

Cash Flows from Investing Activities
Payments received on notes receivable
Reduction in other investments
Purchases of property and equipment
Additions to other long-term assets

  Net cash provided by (used in) investing activities

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Premium paid on early retirement of debt
Principal payments on other long-term liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2000
--------

$ 47,929

41,539
3,204
--
1,291
(678)

504
(1,719)

(1,623)
881

86

24,176
460
--------
116,050
--------

--
1,956
(17,620)
(6,778)
--------
(22,442)
--------

182,800
4,120
(238,791)
--
(1,215)
--
(46,866)
(541)
(623)
--------
(101,116)
--------
(7,508)
54,180
--------
$ 46,672
========

1999
--------

$ 12,871

41,615
5,770
6,854
720
(690)

596
2,651

3,739
--

(3,058)

7,768
228
--------
79,064
--------

1,701
600
(22,952)
(6,927)
--------
(27,578)
--------

410,100
954
(435,670)
(3,557)
(964)
(6,606)
(16,958)
(606)
(696)
--------
(54,003)
--------
(2,517)
58,600
--------
$ 56,083
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended September 28, 2000 and September 30, 1999
---------------------------------------------------------------
(in thousands)
Nine Months --------------------

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Capital lease obligations incurred for property and
    equipment
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2000 -------- $ -- 737 $ 25,425 10,691	1999 -------- $ 16 -- $ 32,331 5,381

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended September 28, 2000 and September 30, 1999
---------------------------------------------------------------
(in thousands, except number of shares)
Nine Months -------------------

Common stock:
  Beginning balance
  Stock options exercised for 723,523 and 176,334 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption, net of
    an income tax benefit of $13 in 1999
  Net income

    Ending balance

Treasury stock:
  Beginning balance
  Repurchase of 3,753,800 and 1,885,800 shares of common
    stock at cost
  Repurchase of 95,543 shares of common stock, at cost, in
    connection with stock options exercised in 2000

    Ending balance

2000
--------

$ 506
8
--------
514
--------

420,786
5,357
1,371
--------
427,514
--------

63,963

(602)
47,929
--------
111,290
--------

(57,345)

(46,657)

(946)
--------
(104,948)
--------

$434,370
========

1999 -------- $ 492 2 -------- 494 -------- 412,528 952 162 -------- 413,642 -------- 58,207 (438) 12,871 -------- 70,640 -------- (17,126) (16,958) -- -------- (34,084) -------- $450,692 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. There was no interest capitalized during the quarters or nine months ended 2000 or 1999. Capitalized costs related to various development projects, included in deferred charges and other assets, were $6,706,000 and $4,778,000 at September 28, 2000 and December 30, 1999, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 1999.

Note 2: Investments in and Advances to Unconsolidated Partnership
-----------------------------------------------------------------
Following are summarized operating results for the Company¢ s unconsolidated partnership, accounted for using the equity method for the periods ended September 28, 2000 and September 30, 1999 (in thousands):
	Third Quarter ----------------------		Nine Months ---------------------
Revenues Operating expenses Operating income Interest expense Net income	2000 -------- $ 4,514 (684) -------- 3,830 (1,199) -------- $ 2,631 ========	1999 -------- $ 4,272 (684) -------- 3,588 (1,024) -------- $ 2,564 ========	2000 -------- $ 13,323 (2,059) -------- 11,264 (3,445) -------- $ 7,819 ========	1999 -------- $ 12,812 (2,059) -------- 10,753 (3,071) -------- $ 7,682 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
	Third Quarter ----------------------		Nine Months -------------------
Equity in unconsolidated partnership's loss	2000 -------- $ (1,081)	1999 -------- $ (991)	2000 ------- $ (3,166)	1999 -------- $ (2,956)

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt
-----------------------
Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
Revolving credit facility ("Revolver");
    floating rate, 8.21% at September 28,
    2000; matures June 30, 2003
Term loan ("Term Loan"); floating rate,
    9.21% at September 28, 2000; matures
    June 30, 2005
Other notes payable; 14.6%; maturities
    to 2002
Obligations under capital leases

Less current portion

September 28, 2000 ------------- $235,000 158,000 49,500 407 2,127 -------- 445,034 (1,664) -------- $443,370 ========	December 30, 1999 ------------ $235,000 210,100 49,875 594 5,393 -------- 500,962 (3,334) -------- $497,628 ========

Note 4:  Other Long-term Liabilities
------------------------------------
Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans
Accrued rent expense
Obligation to City of Evansville and other
    civic and community organizations
Las Vegas Boulevard beautification
    assessment

Less current portion

September 28, 2000 ------------- $ 12,546 8,861 612 401 -------- 22,420 (2,071) -------- $ 20,349 ========	December 30, 1999 ------------ $ 12,530 9,539 1,800 428 -------- 24,297 (3,198) -------- $ 21,099 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5: Income Taxes
----------------------
The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in the 2000 second quarter. The IRS examinations of the income tax returns for the years 1992 through 1996 are continuing. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defenses to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through September 28, 2000, was approximately $6,000,000 at September 28, 2000.

Note 6: Extraordinary Items
----------------------------
In the third quarter of 1999, the Company expensed the redemption premium, the remaining unamortized deferred financing charges and the remaining unamortized discount in connection with the partial redemption of its
13 3/4% Senior Subordinated Notes Due 2004. In the second quarter of 1999, the Company expensed the redemption premiums and the remaining unamortized deferred financing charges in connection with the redemptions of its 11% Senior Subordinated Notes Due 2002. These items were reflected in the Consolidated Statements of Operations as an extraordinary loss of $382,000 which was net of an income tax benefit of $206,000, for the 1999 third quarter, and $4,455,000, which was net of an income tax benefit of $2,399,000 for the nine months ended 1999.

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

The computations of earnings per common share and earnings per common share, assuming dilution, for the periods ended September 28, 2000 and September 30, 1999, are as follows:

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7: Earnings Per Share (continued)
---------------------------------------
Third Quarter --------------------	Nine Months --------------------

Income before extraordinary items

Less: preferred stock dividends
  and losses on redemption (net of   income tax benefits of $3 and
  $13 in 1999, credited to retained
  earnings)

Income before extraordinary items
  applicable to computations

Extraordinary items

Net income applicable to
  computations

Weighted-average common shares
  applicable to earnings per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
    stock

Weighted-average common shares
  applicable to earnings per
  common share assuming dilution

Earnings per common share:
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share
  assuming dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

2000 -------- $ 14,552 (200) -------- 14,352 -- -------- $ 14,352 ======== 40,428 1,266 703 -------- 1,969 -------- 42,397 ======== $ .35 -- -------- $ .35 ======== $ .34 -- -------- $ .34 ========

1999
--------
$ 8,561

(141)
--------

8,420

(382)
--------

$ 8,038
========

44,353

1,159

771
--------
1,930
--------

46,283
========

$ .19
(.01)
--------
$ .18
========

$ .18
(.01)
--------
$ .17
========

2000 -------- $ 47,929 (602) -------- 47,327 -- -------- $ 47,327 ======== 41,383 972 723 -------- 1,695 -------- 43,078 ======== $ 1.14 -- -------- $ 1.14 ======== $ 1.10 -- -------- $ 1.10 ========

1999
--------
$ 17,326

(438)
--------

16,888

(4,455)
--------

$ 12,433
========

44,987

703

800
--------
1,503
--------

46,490
========

$ .38
(.10)
--------
$ .28
========

$ .37
(.10)
--------
$ .27
========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 8: Contingencies and Commitments
--------------------------------------
The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,833,000 and $3,832,000 at September 28, 2000 and December 30, 1999, respectively.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,391,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon current salary levels and stock options, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $34,000,000 at September 28, 2000.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Financial Condition

Subsequent to the end of the third quarter, our board of directors authorized, on October 12, 2000, additional discretionary repurchases of up to 3.0 million shares of common stock. During the 2000 nine-month period, we repurchased 3,753,800 shares of common stock at prices ranging from $8.81 per share to $15.63 per share and at an average price of $12.39 per share. Purchases under our stock repurchase program are made from time to time in the open market or in privately negotiated transactions, depending upon market prices and other business factors.

Results of Operations

Nine Months Ended September 28, 2000 Compared to Nine Months Ended September 30, 1999

The Company's consolidated revenues in the 2000 nine-month period were $654.7 million, an 8% increase over $606.0 million in the 1999 nine-month period. Consolidated rooms revenue was $6.2 million or 13% higher in the 2000 versus 1999 nine-month period reflecting increases at Tropicana Atlantic City and Tropicana Las Vegas offset by slight decreases at Ramada Express and Casino Aztar Evansville. Consolidated operating income was $96.6 million in the 2000 nine-month period, a 36% improvement over $71.2 million in the 1999 nine-month period, reflecting improved operating results at all properties. The consolidated provision for doubtful accounts was $2.6 million or 44% lower in the 2000 versus 1999 nine-month period due to favorable risk analysis, a lower level of receivables and a lower level of table games play at Las Vegas Tropicana.

Consolidated interest expense was $10.6 million or 25% lower in the 2000 versus 1999 nine-month period. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing of debt we completed in 1999.

For a discussion of income taxes and extraordinary items, refer to "Note 5: Income Taxes" and "Note 6: Extraordinary Items", respectively.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $358.6 million in the 2000 nine-month period, up 10% from $326.0 million in the 1999 nine-month period. Casino revenue was 10% higher in the 2000 versus 1999 nine-month period, primarily reflecting an 11% increase in games revenue combined with a 9% increase in slot revenue. The increase in games revenue was a result of increases in the volume of play and the hold percentage. Rooms revenue was $2.4 million or 18% higher in the 2000 versus 1999 nine-month period primarily as a result of an increase in occupied rooms on a non-complimentary basis.

Tropicana Atlantic City had operating income of $68.3 million in the 2000 nine-month period, an 18% improvement over $57.9 million in the 1999 nine-month period. Consistent with the increases in casino revenue and rooms revenue, casino costs were 10% higher and rooms costs were 14% higher in the 2000 versus 1999 nine-month period. Operating income is after rent and

AZTAR CORPORATION AND SUBSIDIARIES

depreciation and amortization expenses. Rent expense was $1.8 million in the 2000 nine-month period compared to $2.0 million in the 1999 nine-month period. Depreciation and amortization was $19.5 million in the nine months ended 2000 compared to $19.1 million in the nine months ended 1999.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $117.3 million in the 2000 nine-month period, a 7% increase from $109.4 million in the 1999 nine-month period. Casino revenue was 5% lower in the 2000 versus 1999 nine-month period, primarily due to a 16% decrease in games revenue. Rooms revenue was $3.9 million or 14% higher in the 2000 versus 1999 nine-month period, primarily as a result of an increase in average daily rate combined with higher occupancy. Contributing to the increase in total revenue was an increase in revenue from retail shops and entertainment.

Tropicana Las Vegas had operating income of $6.9 million in the 2000 nine-month period compared to an operating loss of $4.2 million in the 1999 nine-month period. Casino costs were 12% lower in the 2000 versus 1999 nine-month period, primarily due to the decrease in games revenues. Consistent with the increase in rooms revenue, rooms costs were 6% higher in the 2000 versus 1999 nine-month period. Operating income or loss is after rent and depreciation and amortization expenses. Rent expense was $7.6 million in the 2000 nine-month period compared to $7.4 million in the 1999 nine-month period. Depreciation and amortization was $7.2 million in the 2000 nine-month period compared to $7.5 million in the 1999 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $75.3 million in the 2000 nine-month period, up 6% from $71.2 million in the 1999 nine-month period. Operating income was $13.6 million in the 2000 nine-month period, a 17% improvement over $11.6 million in the 1999 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.5 million in both periods. Depreciation and amortization was $4.0 million in the nine months ended 2000 compared to $3.6 million in the nine months ended 1999.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $84.5 million in the 2000 nine-month period, up 4% from $81.0 million in the 1999 nine-month period. Operating income was $16.7 million in the 2000 nine-month period, a 4% improvement over $16.0 million in the 1999 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.6 million in both periods. Depreciation and amortization was $7.6 million in the 2000 nine-month period compared to $7.3 million in the 1999 nine-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $19.0 million in the 2000 nine-month period, up 3% from $18.4 million in the 1999 nine-month period. Casino Aztar Caruthersville had operating income of $0.3 million in the nine months ended 2000 compared to an operating loss of $0.5 million in the nine months ended 1999. Operating income or loss is after depreciation and amortization of $2.3 million in the 2000 nine-month period compared to $2.4 million in the 1999 nine-month period.

AZTAR CORPORATION AND SUBSIDIARIES

Quarter Ended September 28, 2000 Compared to Quarter Ended September 30, 1999

The Company's consolidated revenues in the 2000 third quarter were $222.2 million, up 6% from $208.8 million in the 1999 third quarter. Consolidated rooms revenue was $2.6 million or 15% higher in the 2000 versus 1999 third quarter, reflecting increases at Tropicana Atlantic City and Tropicana Las Vegas offset by decreases at Ramada Express and Casino Aztar Evansville. Consolidated operating income was $33.8 million in the 2000 third quarter, a 25% improvement over $27.0 million in the 1999 third quarter. The consolidated provision for doubtful accounts was $1.0 million or 65% lower in the 2000 versus 1999 third quarter due to favorable risk analysis, a lower level of receivables and a lower level of table game play at Las Vegas Tropicana.

Consolidated interest expense was $2.8 million or 21% lower in the 2000 versus 1999 third quarter. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing of debt we completed in 1999.

For a discussion of extraordinary items, refer to "Note 6: Extraordinary Items".

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $126.6 million in the 2000 third quarter, up 8% from $117.2 million in the 1999 third quarter. Casino revenue was 8% higher in the 2000 versus 1999 third quarter, primarily reflecting a 7% increase in games revenue combined with an 8% increase in slot revenue. The increase in games revenue was a result of increases in the hold percentage and the volume of play. Rooms revenue was $1.2 million or 22% higher in the 2000 versus 1999 third quarter, primarily as a result of an increase in average daily rate combined with an increase in occupied rooms on a non-complimentary basis.

Tropicana Atlantic City had operating income of $27.2 million in the 2000 third quarter, an 11% improvement over $24.6 million in the 1999 third quarter. Consistent with the increases in casino revenue and rooms revenue, casino costs and room costs were 11% and 20% higher, respectively, in the 2000 versus 1999 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in both periods. Depreciation and amortization was $6.4 million in both periods.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $38.3 million in the 2000 third quarter, a 6% increase from $36.1 million in the 1999 third quarter. Casino revenue was 9% lower in the 2000 versus 1999 third quarter, primarily due to a 23% decrease in games revenue combined with a 4% decrease in slot revenue. Rooms revenue was $1.5 million or 19% higher in the 2000 versus 1999 third quarter, primarily as a result of an increase in average daily rate combined with an increase in occupied rooms on a non-complimentary basis. Contributing to the increase in total revenue was an increase in revenue from retail shops and entertainment.

AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Las Vegas had operating income of $2.1 million in the 2000 third quarter compared to an operating loss of $2.0 million in the 1999 third quarter. Casino costs were 13% lower in the 2000 versus 1999 third quarter, primarily due to the decrease in games revenue. Consistent with the increase in rooms revenue, rooms costs were 7% higher in the 2000 versus 1999 third quarter. Operating income or loss is after rent and depreciation and amortization expenses. Rent expense was $2.5 million in the 2000 third quarter compared to $2.4 million in the 1999 third quarter. Depreciation and amortization was $2.4 million in the third quarter of 2000 compared to $2.5 million in the third quarter of 1999.

RAMADA EXPRESS At Ramada Express, total revenues were $22.4 million in the 2000 third quarter, up 3% from $21.7 million in the 1999 third quarter. Operating income was $2.3 million in both periods. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the 2000 third quarter compared to $0.2 million in the 1999 third quarter. Depreciation and amortization was $1.4 million in the third quarter of 2000 compared to $1.2 million in the third quarter of 1999.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $28.8 million in the 2000 third quarter, up 6% from $27.2 million in the last year's third quarter. Operating income was $5.3 million in both periods. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.1 million in the third quarter of 2000 compared to $1.0 million in the third quarter of 1999. Depreciation and amortization was $2.6 million in the 2000 third quarter compared to $2.5 million in the 1999 third quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.1 million in the 2000 third quarter, an 8% decrease from $6.6 million in the 1999 third quarter. Operating income for Casino Aztar Caruthersville was at break-even for the third quarter of 2000 compared to an operating loss of $0.2 million in the third quarter of 1999. Operating income or loss is after depreciation and amortization of $0.7 million in the 2000 third quarter compared to $0.9 million in the 1999 third quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 28, 2000, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1999.

AZTAR CORPORATION AND SUBSIDIARIES

PART - II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits	Page No. -------
10.1

Amendment No. 5, dated October 11, 2000, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

*
27. *

Financial Data Schedule.

See exhibit index at page E-1 of this report for a listing of exhibits filed with this report.

All other exhibits have been omitted because the information is either not required or not applicable.

*
(b) Reports on Form 8-K
The Company did not file any report on Form 8-K during the quarter ended September 28, 2000.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date November 3, 2000 -------------------------	AZTAR CORPORATION ---------------------------------- (Registrant) By ROBERT M. HADDOCK ---------------------------- Robert M. Haddock Executive Vice President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

Exhibit Index
-------------
10.1

Amendment No. 5, dated October 11, 2000, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent.

27.	Financial Data Schedule.

E-1