Form 10-K405
period 2000-12-28
AZTAR CORP
filed 2001-03-15
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-5440 AZTAR CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	86-0636534 (I.R.S. Employer Identification No.)
2390 East Camelback Road, Suite 400, Phoenix, Arizona 85016 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code	(602) 381-4100
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common stock, $.01 par value Preferred share purchase rights	Name of each exchange on which registered New York New York
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $451,286,634 at March 1, 2001 and is based on a closing price of $11.99 and 37,638,585 common shares outstanding.

     At March 1, 2001, the registrant had outstanding 38,053,806 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2001 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2001 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2001 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the caption "ELECTION OF DIRECTORS OF THE COMPANY"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION" except under the subcaption "Compensation Committee Report"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"

PART I

ITEM 1. BUSINESS

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

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including an adjoining development site, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 1,624 hotel rooms and a 127,000-square-foot casino with 3,700 slot machines, 170 table games, a baccarat lounge and a poker room. This facility has parking facilities to accommodate 3,300 vehicles. Tropicana Atlantic City also features:

-	a 2,003-seat theatrical showroom which regularly presents headliner entertainment;
-	approximately 47,000 square feet of meeting, convention and banquet space;
-	five gourmet restaurants and several medium-priced restaurants; and
-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

As 2001 began, we publicly announced plans to expand our Atlantic City Tropicana. We are pursuing a major redevelopment on a 3.5-acre site we have assembled.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.3 billion in gaming revenues in 2000, a 3% increase over 1999. Several infrastructure developments have recently been completed or are underway that may attract additional visitors to Atlantic City. These developments include new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a convention center with the largest exhibition space between New York and Washington D.C.

The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on census data, there are approximately 26 million persons within a 120-mile radius of Atlantic City and 60 million persons within a 300-mile radius. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The marina projects are not expected to open for a number of years. When these projects open they will create increased competition in Atlantic City. However, our view is that these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact of those projects on our existing Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,875 hotel rooms and suites and a 62,000-square-foot casino containing 1,425 slot machines and 41 table games. The facility also has parking to accommodate approximately 2,300 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 100,000 square feet of convention and exhibit space;
-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 124,000 hotel rooms at the end of 2000. Gaming revenue in Las Vegas grew to $6.1 billion in 2000, a 6% increase over 1999. During 1999, 3 new mega-resorts, known as Mandalay Bay, Venetian and Paris, opened on the Strip. Another major casino hotel, known as Aladdin, with approximately 2,600 rooms, opened in mid-August 2000.

Aztar leases the Tropicana Las Vegas, through a wholly-owned subsidiary, from an unconsolidated partnership in which we have a noncontrolling 50% interest. We have an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. We are exploring alternatives for a redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,500 hotel rooms and a 55,000-square-foot casino containing 1,534 slot machines and 33 table games. The facility also has parking to accommodate 2,400 vehicles. Ramada Express also features:

-	four restaurants;
-	a lounge; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2000 was $0.6 billion, a 5% increase over 1999.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,360 square feet of casino space with 1,307 slot machines and 60 table games. Casino Aztar Evansville has a 250-room hotel and has parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	three restaurants;
-	a sidewalk café;
-	an entertainment lounge; and
-	a gift shop.

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Based on census data, approximately 400,000 persons reside within a 30-mile radius of the property, approximately 850,000 persons live within a 60-mile radius, and almost four million persons live within a 120-mile radius, which includes the metropolitan Louisville, Kentucky area. Additionally, the economy in the Evansville area is vibrant, fueled most recently by the opening of a large Toyota truck manufacturing facility which Toyota has already expanded to a second line for sport utility vehicles. Gaming revenue in the Southern Indiana market (five riverboats) grew by 12% in 2000 to $0.8 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, the property operates in a more competitive environment due to the opening in November 1998 of a riverboat near Louisville, Kentucky. There is also increased competition as a result of dockside gaming being allowed in Illinois. The Indiana General Assembly is considering legislation that would allow dockside gaming. However, also being considered is a change in the tax on casino revenue from a flat 20 percent to a progressive tax schedule under which the maximum rate would be 32.5 percent on annual revenue of $125 million and above. In addition, the admission tax would be raised to $4.00 per person from $3.00 per person.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri, strategically located near Interstates 55 and 155. The casino riverboat has a capacity of 800 passengers plus crew and contains approximately 20,000 square feet of casino space with 696 slot machines and 14 table games. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

-	a restaurant;
-	a sports lounge; and
-	a snack bar and other amenities.

In addition, a climate-controlled pavilion and an outdoor arena are used for exhibitions, entertainment, rodeo competitions and other events. We have some unused land at this site and we are encouraging third-party developers to develop facilities on this land that would complement our operations.

Casino Aztar Caruthersville is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. Based on census data, there are approximately 634,000 persons within a 60-mile radius of the property and three million persons within a 120-mile radius, which includes metropolitan Memphis.

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

Tropicana Atlantic City. There are 11 casino hotel facilities operating in Atlantic City which compete with Tropicana Atlantic City. No new casinos have opened in Atlantic City since April 1990 but many of the existing casinos increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open or expand casinos in the future. Accordingly, we expect that there will be an increase in the number of hotel rooms and casinos in Atlantic City in the next few years. This expansion will likely increase competition, although it may also expand the overall market for gaming in Atlantic City.

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

Tropicana Las Vegas. Our Las Vegas property operates on the intensely competitive Las Vegas Strip. Several major casino hotels have opened on the Las Vegas Strip during the last several years, including Monte Carlo, Bellagio, New York-New York, Mandalay Bay, Venetian and Paris. Another major casino hotel, known as Aladdin, opened in mid-August 2000. Announcements have been made for other new developments. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. New developments appear to have expanded the Las Vegas market. We cannot assure you, however, that the increased competition from the new casinos will not have an adverse effect on Tropicana Las Vegas.

Ramada Express. In the Laughlin market, there have been expansions of existing casino hotels. In addition, the Mojave tribe operates a casino hotel in Nevada approximately 8 miles south of Laughlin. The Laughlin market has been affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat in the Louisville, Kentucky market area and a riverboat casino in Metropolis, Illinois. The riverboat in the Louisville area opened in November 1998. We suffered a 15% decrease in casino revenue at Casino Aztar Evansville in 1999 compared with 1998. We believe that the decrease in casino revenue in 1999 was due to the increased competition from the Louisville area riverboat in combination with severe winter weather in Evansville's feeder markets in January and March 1999. Casino revenue rebounded slightly in 2000 compared with 1999, but casino revenue was still down 13% from 1998. Casino Aztar Evansville also competes with three other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area. It also competes with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville may also face additional future competition from the potential legalization of casino gaming in Kentucky.

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

  Regulation and Licensing - Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to (a) the Nevada Gaming Control Act and the regulations promulgated under that Act, referred to collectively as the "Nevada Act" and (b) various local regulations. The gaming operations of Tropicana Las Vegas and Ramada Express are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the Clark County Liquor and Gaming Licensing Board. Each of the Nevada Commission, Nevada Board and Clark County Board are collectively referred to as the "Nevada Gaming Authorities".

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

Any change in these or other laws, regulations and procedures that apply to Aztar could have an adverse effect on Aztar.

Hotel Ramada of Nevada is Aztar's wholly-owned subsidiary which operates the casino at Tropicana Las Vegas. Ramada Express, Inc. is Aztar's wholly-owned subsidiary which operates the Ramada Express casino in Laughlin. Hotel Ramada of Nevada and Ramada Express are both required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. Aztar is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and is therefore required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Hotel Ramada of Nevada or Ramada Express without first obtaining licenses and approvals from the Nevada Gaming Authorities. Aztar, Hotel Ramada of Nevada, and Ramada Express have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Aztar, Hotel Ramada of Nevada or Ramada Express in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of Hotel Ramada of Nevada and Ramada Express must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Certain officers, directors and key employees of Aztar who are actively and directly involved in gaming activities of Hotel Ramada of Nevada and Ramada Express may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Aztar, Hotel Ramada of Nevada or Ramada Express, the companies involved would have to sever all relationships with this person. In addition, the Nevada Commission may require Aztar, Hotel Ramada of Nevada or Ramada Express to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Aztar, Hotel Ramada of Nevada and Ramada Express are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by Hotel Ramada of Nevada and Ramada Express must be reported to, or approved by, the Nevada Commission.

If it were determined that the Nevada Act was violated by Hotel Ramada of Nevada or Ramada Express, the gaming licenses held by Hotel Ramada of Nevada or Ramada Express could be limited, conditioned, suspended or revoked, subject to compliance with particular statutory and regulatory procedures. In addition, Hotel Ramada of Nevada, Ramada Express, Aztar and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Aztar's Nevada gaming properties and, under some circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of Aztar's Nevada gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Aztar.

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

The Nevada Act requires any person who acquires more than 5% of any class of Aztar's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of Aztar's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails the written notice requiring this filing. Under some circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of any class of Aztar's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Aztar, any change in Aztar's corporate charter, bylaws, management, policies or operations of Aztar, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Aztar's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Under a new provision of the Nevada Act and under certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity¢ s board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity¢ s management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Aztar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Aztar, Hotel Ramada of Nevada or Ramada Express, Aztar

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

Changes in control of Aztar through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process of the transaction.

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

A casino entertainment tax is also paid by Hotel Ramada of Nevada and Ramada Express where entertainment is furnished in connection with the serving or selling of food, refreshments or merchandise in a cabaret, nightclub, cocktail lounge or casino showroom.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with these persons (a "Licensee", or collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in this foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with specific reporting requirements imposed by the Nevada Act. A Licensee is also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages by Hotel Ramada of Nevada and Ramada Express is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license, and this disciplinary action could (and revocation would) have a material adverse effect upon the operations of Aztar, Hotel Ramada of Nevada or Ramada Express.

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

Adamar of New Jersey, Inc., a wholly-owned subsidiary of Aztar, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar of New Jersey, Inc. In November 1999, the license was renewed for a period of four years. Aztar and Ramada New Jersey Holdings Corporation, another of Aztar's New Jersey gaming subsidiaries, have been approved as qualified holding companies for Adamar of New Jersey, Inc.'s casino license. Officers and directors of Aztar, Ramada New Jersey Holdings Corporation and Adamar of New Jersey, Inc. and employees who work at casino hotel facilities operated by Adamar of New Jersey, Inc. also have been or must be qualified, licensed or registered. In addition, all contracts affecting the facilities are subject to approval, and all enterprises that conduct business with Adamar of New Jersey, Inc. must register with the New Jersey Commission and those enterprises that conduct gaming related businesses or that conduct business on a regular and continuing basis, as defined by the regulations under the New Jersey Act, must be licensed by the New Jersey Commission .

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

-	less than 10% of the equity securities of a casino licensee's holding or intermediary company or
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

  Regulation and Licensing - Missouri

On November 3, 1992, a statewide referendum authorized gaming in the state of Missouri on the Missouri and the Mississippi Rivers. Local approval from the home dock municipality, as required by the legislation, was also obtained from the City of Caruthersville in the November 3, 1992 election. On April 29, 1993, Missouri enacted revised legislation (as amended, the "Missouri Gaming Law") which amended the existing legislation. The Missouri Gaming Law established the Missouri Gaming Commission, which is responsible for the licensing and regulation, and enforcement with respect to some aspects, of riverboat gaming in Missouri and has the discretion to approve license applications for riverboat gaming facilities as well as employees and key persons associated with the facilities. In July 1993, Aztar was chosen by the City of Caruthersville as the preferred applicant to develop a gaming facility, and on September 20, 1993, Aztar's subsidiary, Aztar Missouri Gaming Corporation, predecessor in interest to the current licensee, Aztar Missouri Riverboat Gaming Company, L.L.C. ("Aztar Missouri"), filed its initial application with the Missouri Gaming Commission. The Missouri Gaming Commission conducted a formal investigation of Aztar Missouri's application and granted an owner/operator gaming license to Aztar Missouri on April 26, 1995.

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries. Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify some definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, there are nine operating riverboat gaming facility sites in Missouri (some with multiple licensed riverboat casinos): one in Caruthersville, three in the St. Louis area, four in the Kansas City area, and one in St. Joseph.

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

Under the Missouri Gaming Law, the ownership and operation of riverboat gaming facilities in Missouri are subject to extensive state and local regulation. Aztar, Aztar Missouri, any subsidiaries, and some of their officers and employees are and will be subject to specific regulations, including licensing requirements. As part of the application and licensing process for a gaming license, the applicant must submit detailed financial, operating and other reports to the Missouri Gaming Commission. Each applicant has an ongoing duty to update the information provided to the Missouri Gaming Commission in the application. Aztar Missouri has frequently updated its application materials since it was initially licensed. In addition to the information required of the applicant, directors, officers and other defined "key persons" (which include individuals designated by the Missouri Gaming Commission) must submit Personal Disclosure Forms, which include detailed personal financial information, and are subject to thorough investigations. In addition, some officers and directors of Aztar, as well as Aztar itself, have submitted Personal Disclosure Forms and applications to the Missouri Gaming Commission. All gaming employees must obtain an occupational license issued by the Missouri Gaming Commission.

The operators' licenses (or "Class A" gaming licenses) are issued through application to the Missouri Gaming Commission, which requires, among other things:

-	investigations into an applicant's character, financial responsibility and experience qualifications and
-	that applicants furnish:
	-	financial information, referenced above;
	-	detailed information about the applicant's history, business, affiliations, officers, directors and owners;
	-	an affirmative action plan for the hiring and training of African-American and other minorities; and
	-	an economic development or impact report.

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Licenses are to last for a term of two years, except that the initial license and first renewal granted to each gaming operator are to be for terms of one year. Aztar Missouri was relicensed in March, 1999 for a period of two years, which expires in 2001. Aztar Missouri has submitted an application for relicensing.

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

Licensees also must submit monthly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under the Missouri rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri Gaming Commission requires comprehensive safety inspections and compliance with local and federal safety requirements. Liquor licenses are issued and regulated by the Commission. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission, or another entity approved by the Commission.

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

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations. In addition, the Missouri Gaming Law imposes a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission. In order to establish such schedule, which allows patrons to enter and exit the gaming floor at any time during the excursion, the licensee must prove to the Missouri Gaming Commission that it can enforce the $500 loss limit.

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where "dockside" or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all nine licensed sites to operate all or a portion of their facilities on a continuously docked basis. On February 15, 1996, the Commission granted Aztar Missouri the authority to operate gambling games on part of its floating facility previously used for non-gaming activities, including ticketing, under the continuous docking provision of the Missouri Gaming Law. On February 15, 1997, the Commission granted Aztar Missouri the authority to permanently dock the excursion gambling riverboat facility known as the "City of Caruthersville."

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

The Indiana Gaming Commission has issued

-	five riverboat owner's licenses on Lake Michigan and
-	five riverboat owner's licenses on the Ohio River, including Aztar's facility.

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Gaming Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. On December 7, 2000, the Indiana Gaming Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Gaming Commission at a regular business meeting. On March 2, 2001, the Indiana Gaming Commission renewed Aztar Indiana's riverboat owner's license for a period of three years with an annual review. The Indiana Gaming Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Gaming Commission. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure. A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Gaming Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

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

On July 14, 2000, the Indiana Court of Appeals affirmed the Trial Court decision which granted the motion to dismiss of the State of Indiana, because the appellants lacked standing to challenge the constitutionality of the Indiana Act, their harm was too remote and their injury was no different than that which would be suffered by the public as a whole. The Supreme Court of Indiana denied transfer of this case on November 22, 2000. The Supreme Court of Indiana has previously upheld the constitutionality of the Indiana Act, although the prior challenge involved different grounds than those alleged in this recent lawsuit.

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

EMPLOYEES

Aztar employs approximately 10,400 people. Approximately 3,300 Aztar employees are represented by unions. Of the approximately 5,100 employees at Tropicana Atlantic City, approximately 1,900 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2004 and a small number are covered by contracts that expire in 2001. At Tropicana Las Vegas, approximately 1,400 of the 2,300 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2002. The remainder of employees are covered by contracts that expire in 2003, 2004 or 2005. At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,100 employees and 400 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Enterprises owns the Tropicana Las Vegas and leases it to Hotel Ramada of Nevada, a wholly-owned subsidiary of Aztar. Hotel Ramada of Nevada operates the casino and hotel under the lease, which expires in 2011. Adamar of Nevada, a wholly-owned subsidiary of Aztar, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various individuals and trusts associated with the Jaffe family subject to preferences on liquidation. On February 2, 1998, we acquired an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million. This option agreement was amended on February 1, 1999 to extend the option until February 1, 2002. We are exploring alternatives for a redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment that we ultimately undertake, if any.

     RAMADA EXPRESS

Ramada Express is located on an approximate 31-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

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

The plaintiffs in the Consolidated Cases filed a second consolidated amended complaint on January 9, 1998. The Second Consolidated Amended Complaint contains claims which are nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the Second Consolidated Amended Complaint. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. On August 7, 1998, the defendants filed their opposition to the motion for class certification. The plaintiffs' reply memorandum was filed on August 25, 1998, and the matter has been submitted to the judge for decision. On January 26, 2001, the plaintiffs filed a supplement to their motion for class certification. The stay of merits discovery remains in effect until the court decides the motion for class certification.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant has elected not to include information concerning its executive officers in its 2001 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Paul E. Rubeli	Chairman of the Board, President and Chief Executive Officer	57	22 years	9 years
Robert M. Haddock	Executive Vice President and Chief Financial Officer	56	20 years	14 years
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	59	28 years	11 years
Joe C. Cole	Vice President, Corporate Communications	62	13 years	13 years
Meridith P. Sipek	Controller	54	23 years	11 years
Neil A Ciarfalia	Treasurer	53	6 years	6 years

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

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Aztar had 7,656 shareholders of record as of March 1, 2001.

The additional information required by this Item 5 is included in this report on F-17, F-31, F-40 and F-49.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on page F-49.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-40 through F-48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on page F-47 under the caption "Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1.	Financial Statements: See the Index to Financial Statements and Schedules on page F-1.
	2.	Financial Statement Schedules: See the Index to Financial Statements and Schedules on page F-1.
	3.

Exhibits:

See the exhibit index on page E-1 for a listing of exhibits filed with this report and those incorporated by reference.

All other exhibits have been omitted because the information is not required or is not applicable.

(b)		Reports on Form 8-K: The Company did not file any report on Form 8-K during the quarter ended December 28, 2000.

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
AZTAR CORPORATION Registrant	By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer	March 15, 2001 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PAUL E. RUBELI Paul E. Rubeli	Chairman of the Board, President and Chief Executive Officer, and Director	March 15, 2001
ROBERT M. HADDOCK Robert M. Haddock	Executive Vice President and Chief Financial Officer, and Director	March 15, 2001
MERIDITH P. SIPEK Meridith P. Sipek	Controller	March 15, 2001
JOHN B. BOHLE John B. Bohle	Director	March 15, 2001
GORDON M. BURNS Gordon M. Burns	Director	March 15, 2001
LINDA C. FAISS Linda C. Faiss	Director	March 15, 2001
ROBERT S. ROSOW Robert S. Rosow	Director	March 15, 2001
R. SNELL Richard Snell	Director	March 15, 2001
TERENCE W. THOMAS Terence W. Thomas	Director	March 15, 2001

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.	Financial Statements		Page

	1.	Aztar Corporation and Subsidiaries
		Report of Independent Accountants. . . . . . . . . . . . . . . . .	F-2
		Consolidated Balance Sheets at December 28, 2000 and December 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
		Consolidated Statements of Operations for the years ended December 28, 2000, December 30, 1999 and December 31, 1998. . . . . . . .	F-5
		Consolidated Statements of Cash Flows for the years ended December 28, 2000, December 30, 1999 and December 31, 1998. . . . . . . .	F-7
		Consolidated Statements of Shareholders' Equity for the years ended December 28, 2000, December 30, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-9
		Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-11

	2.	Tropicana Enterprises
		Report of Independent Accountants . . . . . . . . . . . . . . . .	F-32
		Balance Sheets at December 28, 2000 and December 30, 1999 . . . .	F-33
		Statements of Operations for the years ended December 28, 2000, December 30, 1999 and December 31, 1998 . . . . . . . . . . . .	F-34
		Statements of Cash Flows for the years ended December 28, 2000, December 30, 1999 and December 31, 1998 . . . . . . . . . . . .	F-35
		Statements of Partners' Capital for the years ended December 28, 2000, December 30, 1999 and December 31, 1998 . . . . . . . . .	F-36
		Notes to Financial Statements . . . . . . . . . . . . . . . . . .	F-37

II.	Financial Statement Schedules - Aztar Corporation and Subsidiaries
		Report of Independent Accountants . . . . . . . . . . . . . . . .	S-1
		Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Aztar Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at December 28, 2000 and December 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 30, 2001

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 28, 2000	December 30, 1999
Assets Current assets: Cash and cash equivalents Accounts receivable, net Refundable income taxes Inventories Prepaid expenses Deferred income taxes, net Total current assets	$ 48,080 21,769 -- 8,446 9,987 18,938 107,220	$ 54,180 26,104 881 7,836 11,293 17,333 117,627
Investments in and advances to unconsolidated partnership Other investments	7,007 21,523	7,659 20,379
Property and equipment: Buildings, riverboats and equipment, net Land Construction in progress Leased under capital leases, net	727,164 104,957 6,090 1,390 839,601	754,900 102,428 4,382 4,447 866,157
Deferred charges and other assets	36,345 $1,011,696 ==========	37,185 $1,049,007 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	December 28, 2000	December 30, 1999

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

	$ 53,356 27,377 5,470 4,764 1,608 1,544 94,119	$ 51,197 26,399 5,198 -- 3,334 3,198 89,326
Long-term debt Other long-term liabilities Deferred income taxes Contingencies and commitments Series B ESOP convertible preferred stock (redemption value $11,905 and $9,734)	463,011 20,307 5,153 6,400	497,628 21,099 6,041 7,003
Shareholders¢ equity: Common stock, $.01 par value (38,696,672 and 42,945,190 shares outstanding) Paid-in capital Retained earnings Less: Treasury stock Total shareholders¢ equity	515 428,537 116,194 (122,540) 422,706 $1,011,696 ==========	506 420,786 63,963 (57,345) 427,910 $1,049,007 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands, except per share data)
2000	1999	1998

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

  Equity in unconsolidated partnership's loss

Income before income taxes and
  extraordinary items

  Income taxes

Income before extraordinary items

  Extraordinary items

Net income

$677,121
72,829
57,033
  41,105
848,088

296,943
38,128
56,868
33,129
90,855
77,150
15,132
25,282
4,035
23,914
17,253
  53,924
 732,613

115,475

1,348
 (41,913)

74,910

  (4,215)

70,695

 (17,578)

53,117

      --

$ 53,117
========

$646,918
65,268
53,283
  34,845
800,314

286,934
35,361
54,760
30,258
86,597
74,102
14,124
26,129
7,753
23,672
17,122
  53,908
 710,720

89,594

1,481
 (52,763)

38,312

  (3,961)

34,351

 (12,222)

22,129

 (15,740)

$  6,389
========

$666,360
56,064
52,671
  31,041
806,136

300,625
31,912
53,714
26,365
86,618
76,331
13,322
24,399
14,913
23,425
19,373
  53,493
 724,490

81,646

2,154
 (59,588)

24,212

  (4,336)

19,876

  (8,368)

11,508

  (1,346)

$ 10,162
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands, except per share data)
2000	1999	1998

Earnings per common share:
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share assuming dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

Weighted-average common shares applicable to:
  Earnings per common share
  Earnings per common share assuming dilution

$ 1.28 -- $ 1.28 ======== $ 1.23 -- $ 1.23 ======== 40,862 42,577	$ .48 (.35) $ .13 ======== $ .46 (.34) $ .12 ======== 44,598 46,197	$ .24 (.03) $ .21 ======== $ .23 (.03) $ .20 ======== 45,230 46,614

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)
2000	1999	1998

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    Loss on early retirement of debt
    Loss on reinvestment obligation
    Rent expense
    Distribution in excess of equity in
      income of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
      Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Payments received on notes receivable
Reduction in other investments
Purchases of property and equipment
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 53,117 55,117 4,035 -- 1,638 (871) 652 (2,493) 300 881 807 9,896 552 123,631 -- 2,508 (24,008) (8,999) $ (30,499)	$ 6,389 55,744 7,753 24,216 953 (888) 778 (970) 353 (881) (3,435) (9,714) 369 80,667 1,701 958 (29,414) (7,257) $ (34,012)	$ 10,162 55,735 14,913 2,071 52 (900) 938 1,412 (387) -- 847 93 1,465 86,401 1,493 4,057 (25,088) (11,102) $ (30,640)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)
2000	1999	1998

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Premium paid on early retirement of debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options

Cash flow during the year for the following:
    Interest paid, net of amount capitalized
    Income taxes paid

$ 273,100 4,929 (309,521) -- (1,777) -- (64,458) (541) (964) (99,232) (6,100) 54,180 $ 48,080 ========= $ -- 737 $ 40,449 12,840	$ 689,600 3,107 (680,477) (15,551) (1,277) (6,626) (38,319) (596) (936) (51,075) (4,420) 58,600 $ 54,180 ========= $ 16 1,900 $ 58,338 5,503	$ 478,400 402 (517,178) -- (1,527) (2,246) -- (649) (492) (43,290) 12,471 46,129 $ 58,600 ========= $ 9,625 -- $ 57,913 3,803

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compen- sation	Total
Balance, January 1, 1998 Stock options exercised Tax benefit from stock options exercised Preferred stock dividend and losses on redemption, net of income tax benefit Amortization of unearned compensation Net income	$ 491 1	$412,029 401 98	$ 48,654 (609) 10,162	$(17,126)	$ (10) 10	$444,038 402 98 (609) 10 10,162

Balance,
  December 31, 1998
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption,
    net of income
    tax benefit
  Repurchase of    common stock
  Net income
Balance,
  December 30, 1999

	492 14 $ 506	412,528 4,993 3,265 $420,786	58,207 (633) 6,389 $ 63,963	(17,126) (4,571) (35,648) $(57,345)	-- $ --	454,101 436 3,265 (633) (35,648) 6,389 $427,910

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)
	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Compen- sation	Total
Balance, December 30, 1999 Stock options exercised Tax benefit from stock options exercised Preferred stock dividend and losses on redemption, net of income tax benefit Repurchase of common stock Net income	$ 506 9	$420,786 6,165 1,586	$ 63,963 (886) 53,117	$ (57,345) (945) (64,250)	$ --	$427,910 5,229 1,586 (886) (64,250) 53,117
Balance, December 28, 2000	$ 515 ======	$428,537 ========	$116,194 ========	$(122,540) =========	$ -- ========	$422,706 ========

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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 2000, 1999 and 1998.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 28, 2000 or December 30, 1999.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 28, 2000 and December 30, 1999. Advertising costs that were expensed during the year were $19,138,000 in 2000, $20,268,000 in 1999 and $18,631,000 in 1998.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during 2000 was $119,000. There was no interest capitalized during 1999 or 1998.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $388,254,000 at December 28, 2000 and $352,400,000 at December 30, 1999.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $2,313,000 and $1,199,000, were $6,558,000 and $7,672,000 at December 28, 2000 and December 30, 1999, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. Deferred licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Deferred licensing costs in connection with initial gaming licenses, net of accumulated amortization of $12,314,000 and $9,689,000, were $13,075,000 and $14,797,000 at December 28, 2000 and December 30, 1999, respectively.

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

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of deferred licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At December 28, 2000 and December 30, 1999, the Company had capitalized development costs of $7,358,000 and $4,778,000, respectively. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

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

Revenue Recognition

Casino revenue consists of gaming win net of losses. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

	2000	1999	1998
Rooms Food and beverage Other	$ 19,688 52,148 3,299 $ 75,135 ========	$ 20,482 50,143 3,404 $ 74,029 ========	$ 22,172 49,599 3,053 $ 74,824 ========

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. Approximately 22% of the receivables at the Nevada operations are concentrated in Asian and Latin American customers and the remainder of their receivables are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 28, 2000 and December 30, 1999, the net receivables at Tropicana Atlantic City were $15,765,000 and $17,017,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $4,687,000 and $7,671,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At December 28, 2000 and December 30, 1999, the allowance for doubtful accounts was $22,655,000 and $24,744,000, respectively.

NOTE 3. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $17,784,000 in 2000, $17,068,000 in 1999 and $16,540,000 in 1998, of which 50% was eliminated in consolidation. Distributions received from Tropicana Enterprises during the year were $5,333,000 in 2000, $5,360,000 in 1999 and $4,886,000 in 1998. The Company has an option to purchase the 50% partnership interest that it does not own. The option gives the Company an unconditional right, but not the obligation, to purchase the partnership interest for $120,000,000 until as late as February 1, 2002.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

	December 28, 2000	December 30, 1999
Income producing properties Other assets Bank term loan payable Other liabilities	$ 46,561 9,484 53,690 1,280	$ 49,284 10,161 56,931 1,231

	2000	1999	1998
Revenues Operating expenses Operating income Interest expense Net income	$ 17,792 (2,743) 15,049 (4,590) $ 10,459 ========	$ 17,126 (2,743) 14,383 (4,124) $ 10,259 ========	$ 16,568 (2,743) 13,825 (4,833) $ 8,992 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

	2000	1999	1998
Equity in unconsolidated partnership's loss	$ (4,215)	$ (3,961)	$ (4,336)

NOTE 4. OTHER INVESTMENTS

Other investments consist of the following (in thousands):

	December 28, 2000	December 30, 1999
CRDA deposits, net of a valuation allowance of $5,938 and $5,955 CRDA bonds, net of an unamortized discount of $3,914 and $3,292 CRDA other investments, net of a valuation allowance of $1,103 and $70	$ 13,806 5,096 2,621 $ 21,523 ========	$ 14,571 5,628 180 $ 20,379 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 14 to 47 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has an agreement with the CRDA for approximately $24,500,000 in funding in connection with a completed expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA based on expenditures made for the project to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of December 28, 2000, the Company has received approximately $21,400,000 in funding from the CRDA under this agreement. At December 28, 2000 and December 30, 1999, the Company had approximately $200,000 and $600,OOO, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

NOTE 5. LAS VEGAS TROPICANA REDEVELOPMENT

The Company is exploring alternatives for a redevelopment of the Las Vegas Tropicana. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment ultimately undertaken by the Company, if any.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana was $24,164,000 at December 28, 2000. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
December 28, 2000	December 30, 1999

8 7/8% Senior Subordinated Notes Due 2007;
  redeemable at a defined premium
Revolving credit facility; floating rate 8.3%
  at December 28, 2000; matures June 30, 2003
Term loan; floating rate, 9.2% at
  December 28, 2000; matures June 30, 2005
Other notes payable; 14.6%; maturities to 2002
Obligations under capital leases

Less current portion

$ 235,000 178,000 49,375 422 1,822 464,619 (1,608) $ 463,011 =========	$ 235,000 210,100 49,875 594 5,393 500,962 (3,334) $ 497,628 =========

Maturities of long-term debt for the five years subsequent to December 28, 2000 are as follows (in thousands):
2001 2002 2003 2004 2005	$ 1,608 1,409 178,704 12,250 35,648

During 1999, the Company issued $235,000,000 principal amount of 8 7/8% Senior Subordinated Notes due May 15, 2007 ("8 7/8% Notes"). Interest is payable semiannually on May 15 and November 15. At any time prior to May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.438% of the principal amount and (ii) all required interest payments through May 15, 2003, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.438% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning May 15, 2006.

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

At December 28, 2000, the maximum amount available under the revolving credit facility ("Revolver") was $288,000,000. The maximum amount available under the Revolver decreases by $12,000,000 on December 30, 2000 and quarterly thereafter. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of December 28, 2000, the margin was at 0.75% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

The Term loan ("Term Loan") calls for quarterly principal payments of $125,000 on a calendar basis through June 30, 2004, and $11,875,000 beginning on September 30, 2004 through maturity. Interest is computed on the Term Loan based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%. Interest is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier.

The collateral securing the Revolver and the Term Loan, shared on a pari passu basis, consists of all the property of Tropicana Atlantic City, Ramada Express and the casino riverboat operations and, with certain exceptions, the stock of the Company's subsidiaries. The Revolver imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Revolver also prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $150,000,000, increased from $100,000,000 effective October 11, 2000, with limited exceptions. In addition, the Revolver contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow. The restrictions imposed on the Company by the Term Loan are similar to those imposed by the Company's senior subordinated debt.

NOTE 7. LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 10 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

	December 28, 2000	December 30, 1999
Furniture and equipment Less accumulated amortization	$ 16,635 (15,245) $ 1,390 ========	$ 18,616 (14,169) $ 4,447 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $2,397,000 in 2000, $3,237,000 in 1999 and $2,357,000 in 1998.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 28, 2000 are as follows (in thousands):

Year	Capital	Operating
2001 2002 2003 2004 2005 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 910 755 231 136 23 -- 2,055 (233) 1,822 (786) $ 1,036 =======	$ 10,530 9,823 8,916 8,375 8,238 36,409 $ 82,291 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

	2000	1999	1998
Minimum rentals Contingent rentals	$ 13,343 3,910 $ 17,253 ========	$ 13,946 3,176 $ 17,122 ========	$ 15,968 3,405 $ 19,373 ========

NOTE 8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

December 28, 2000	December 30, 1999

Deferred compensation and
  retirement plans
Accrued rent expense
Obligation to City of Evansville
  and other civic and community
  organizations
Las Vegas Boulevard
  beautification assessment

Less current portion

$ 12,732 8,668 50 401 21,851 (1,544) $ 20,307 ========	$ 12,530 9,539 1,800 428 24,297 (3,198) $ 21,099 ========

NOTE 9. REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock ("ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds were repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term, ending on September 15, 1999. During 2000, 1999 and 1998, respectively, 6,022 shares, 8,716 shares and 4,737 shares were redeemed primarily in connection with employee terminations. At December 28, 2000, cumulative redemptions totaled 35,997 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 51,464,794 at December 28, 2000 and 50,645,269 at December 30, 1999. Common stock outstanding was net of 12,768,122 and 7,700,079 treasury shares at December 28, 2000 and December 30, 1999, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

The Company issued shares of restricted common stock in 1995 to certain executive officers and key employees. The restrictions lapsed over a three-year period commencing on the date of issuance. Compensation expense in connection with this issuance of restricted common stock was $10,000 in 1998.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 2000, 1999 and 1998, respectively, 500, 12,701 and 15,540 shares were claimed and in September 1999, 314,640 unclaimed shares were escheated; the balance of unclaimed shares was 206 as of December 28, 2000.

In 1999, the Board of Directors authorized the Company to make discretionary repurchases of up to 8,000,000 shares of its common stock. In October 2000, the Board of Directors authorized the Company to repurchase up to 3,000,000 additional shares of its common stock. There were 4,973,000 and 3,692,300 shares repurchased under this program in 2000 and 1999, respectively. As of December 28, 2000, there remained 2,334,700 shares that could be repurchased under this authority. All purchases under the Company's stock repurchase program may be made from time to time in the open market or privately negotiated transactions, depending upon market prices and other factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 95,543 and 428,686 shares of its common stock in 2000 and 1999, respectively, from employees and nonemployee Directors in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At December 28, 2000, December 30, 1999 and December 31, 1998, common shares reserved for future grants of stock options under the Company's stock option plans were 1,690,999, 2,332,000 and 122,000, respectively. At December 28, 2000, common shares reserved for the conversion of the ESOP Stock were 677,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

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

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. The Company's 1990 Nonemployee Director Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.7% in 2000, 5.7% in 1999 and 5.1% in 1998, no dividend in 2000, 1999 or 1998, volatility factor of the expected market price of the Company's common stock of .47 in 2000, .52 in 1999 and .51 in 1998, and an expected life of the option of 5.1 years in 2000, 5.0 years in 1999 and 4.7 years in 1998.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for 2000, 1999 and 1998 follows (in thousands except for earnings per share information):

	2000	1999	1998
Pro forma net income Pro forma earnings per share: Net income per common share Net income per common share assuming dilution	$50,408 $ 1.21 $ 1.17	$ 4,789 $ .09 $ .09	$ 8,342 $ .17 $ .17

During 1998, options to purchase 170,220 shares of the Company's common stock at an exercise price of $6.16 that were to expire in 1998 were extended to 2000. In addition, options to purchase 555,000 shares of the Company's common stock at an exercise price of $5.00 that were to expire in 2001 were extended to 2006. In connection with the extension of these option periods, the Company recorded approximately $483,000 of compensation expense in 1998.

A summary of the Company's other stock option activity and related information for the years ended December 28, 2000, December 30, 1999 and December 31, 1998 follows (in thousands of shares):
	2000		1999		1998
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	4,222 636 (820) (83) -- 3,955 ====== 2,060 ====== $ 5.80	$ 7.40 $11.55 $ 6.91 $ 6.86 $ -- $ 8.18 $ 7.14	3,846 1,828 (1,401) (51) -- 4,222 ====== 1,966 ====== $ 4.29	$ 5.59 $ 8.29 $ 3.57 $ 7.22 $ -- $ 7.40 $ 6.61	3,503 527 (124) (60) -- 3,846 ====== 3,012 ====== $ 3.81	$ 5.29 $ 7.38 $ 3.26 $ 8.75 $ -- $ 5.59 $ 5.12

The following table summarizes additional information about the Company's stock options outstanding at December 28, 2000, December 30, 1999 and December 31, 1998 (in thousands of shares):
Options Outstanding			Options Exercisable

   Range of
Exercise Prices
 2000
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

 1999
 $4.06 to $ 5.25
 $5.50 to $ 7.75
 $9.13 to $11.00

 1998
 $3.19
 $4.06 to $ 5.06
 $5.50 to $ 7.75
 $9.13 to $11.00

Shares Under Option 462 2,065 878 550 3,955 ====== 575 2,739 908 4,222 ====== 1,202 650 1,843 151 3,846 ======	Weighted- Average Remaining Contractual Life 6.1 years 7.2 years 8.6 years 9.4 years 7.6 years 7.2 years 7.3 years 9.1 years 7.7 years 1.0 year 7.7 years 7.1 years 6.8 years 5.3 years	Weighted- Average Exercise Price $ 4.97 $ 7.25 $ 9.76 $11.88 $ 8.18 $ 4.95 $ 7.14 $ 9.76 $ 7.40 $ 3.19 $ 4.94 $ 7.06 $ 9.48 $ 5.59	Shares Under Option 449 1,294 292 25 2,060 ====== 523 1,294 149 1,966 ====== 1,202 610 1,062 138 3,012 ======	Weighted- Average Exercise Price $ 4.98 $ 7.20 $ 9.73 $12.21 $ 7.14 $ 4.98 $ 6.95 $ 9.47 $ 6.61 $ 3.19 $ 5.00 $ 6.80 $ 9.43 $ 5.12

NOTE 12. BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2000 and 1999 and a statement of the funded status as of December 28, 2000 and December 30, 1999 (in thousands):
Defined Benefit Plans		Deferred Compensation Plan
2000	1999	2000	1999

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Actuarial (gain)loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  (gain)loss
Unrecognized prior
  service cost

Net amount recognized as
  accrued benefit liability

$ 7,127 -- 596 598 (271) 8,050 -- (8,050) 645 490 $(6,915) =======	$ 6,204 -- 569 625 (271) 7,127 -- (7,127) 69 640 $(6,418) =======	$ 5,023 14 417 (96) (230) 5,128 -- (5,128) (689) -- $(5,817) =======	$ 4,819 15 400 -- (211) 5,023 -- (5,023) (606) -- $(5,629) =======

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2000	1999	1998	2000	1999	1998
Service cost Interest cost Amortization of prior service cost Recognized net actuarial (gain)loss Cash surrender value increase net of premium expense	$ -- 596 150 21 -- $ 767 =======	$ -- 569 150 24 -- $ 743 ======	$ -- 509 150 19 -- $ 678 ======	$ 14 417 -- (13) (261) $ 157 ======	$ 15 400 -- (16) (237) $ 162 ======	$ 15 387 -- (15) (218) $ 169 ======

The assumptions used in the measurement of the Company's benefit obligation are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2000	1999	1998	2000	1999	1998
Discount rate Rate of compensation increase	8.5% 5.0%	8.5% 5.0%	8.5% 5.0%	8.5% N/A	8.5% N/A	8.5% N/A

The Company has a defined contribution savings plan that covers substantially all employees who are not covered by a collective bargaining unit. The savings account feature of the plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 4% of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $1,534,000, $1,500,000 and $1,578,000 in 2000, 1999 and 1998, respectively. Additional Company contributions to the savings plan are discretionary and there were none in 2000, 1999 or 1998. The Company contributed $3,936,000, $2,913,000 and $2,840,000 in 2000, 1999 and 1998, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company's ESOP covers substantially all nonunion employees. The Company made contributions to the ESOP so that, after the dividends were paid on the Company's ESOP Stock, the ESOP could make its debt service payments to the Company. The ESOP debt was fully paid in 1999. The Company made no contributions to the ESOP in 2000. Contributions paid to the ESOP in 1999 and 1998 were $1,279,000 and $1,226,000, respectively. Cash dividends paid to the ESOP were $541,000 in 2000, $596,000 in 1999 and $649,000 in 1998. No compensation expense was recognized in 2000. Compensation expense recognized in 1999 and 1998 was $417,000 and $718,000, respectively.

NOTE 13. INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2000	1999	1998
Current: Federal State Deferred: Federal State	$ (20,143) 72 (20,071) 2,959 (466) 2,493 $ (17,578) =========	$ (9,509) (50) (9,559) (2,603) (60) (2,663) $(12,222) ========	$ (5,746) (899) (6,645) (1,499) (224) (1,723) $ (8,368) ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in 2000. The IRS examinations of the income tax returns for the years 1992 through 1996 are continuing. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through December 28, 2000, was approximately $6,300,000 at December 28, 2000.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2000	1999	1998
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Ramada tax sharing agreement Other, net	$ (24,743) (256) (1,053) 7,403 496 696 (121) $ (17,578) =========	$ (12,023) (333) (904) 7 436 334 261 $ (12,222) =========	$ (6,957) (726) (1,586) 158 356 -- 387 $ (8,368) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
December 28, 2000	December 30, 1999

Net operating loss carryforward
Accrued rent expense
Accrued bad debt expense
Accrued compensation
Accrued liabilities
General business credit carryforward

Gross deferred tax assets

Deferred tax asset valuation allowance

Other
Partnership investment
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 2,661 6,361 15,050 7,352 10,912 15,470 57,806 (2,668) (5,984) (4,953) (30,416) (41,353) $ 13,785 ========	$ 12,054 6,223 14,432 6,807 10,467 16,377 66,360 (2,385) (12,868) (4,863) (34,952) (52,683) $ 11,292 ========

Gross deferred tax assets are reduced by a valuation allowance. Realization of the net deferred tax asset at December 28, 2000, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The beginning-of-year valuation allowance was increased during 2000, which caused an increase in income tax expense of $393,000. The beginning-of-year valuation allowance was reduced during 1999 and 1998, which caused a decrease in income tax expense of $1,137,000 and $1,715,000, respectively.

At December 28, 2000, the Company has general business credits of $1,911,000, which expire in the years 2012 to 2020 if not used, that are available for federal income tax purposes. The Company also has alternative minimum tax credit carryforwards of $13,560,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):
2001 2002 2003 2004 2005 to 2020	$ 6,730 480 2,272 1,222 49,257

NOTE 14. EXTRAORDINARY ITEMS

During 1999, the Company expensed the redemption premiums, the remaining unamortized deferred financing charges and the remaining unamortized discount in connection with the redemptions of previous issues of Senior Subordinated Notes. These items were reflected as an extraordinary loss of $15,740,000, which was net of an income tax benefit of $8,476,000.

During 1998, the Company completed new financing and extinguished its prior credit facilities. The Company expensed the remaining unamortized deferred financing charges in connection with these prior credit facilities. These items were reflected as an extraordinary loss of $1,346,000, which was net of an income tax benefit of $725,000.

NOTE 15. EARNINGS PER SHARE

The computations of earnings per common share and earnings per common share, assuming dilution, are as follows (in thousands, except per share data):
2000	1999	1998

Income before extraordinary items

Less: preferred stock dividends and
  losses on redemption (net of income
  tax benefits of $13 in 1999 and $42 in
  1998, credited to retained earnings)

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
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share assuming dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

$ 53,117 (886) 52,231 -- $ 52,231 ========= 40,862 1,000 715 1,715 42,577 ========= $ 1.28 -- $ 1.28 ========= $ 1.23 -- $ 1.23 =========	$ 22,129 (633) 21,496 (15,740) $ 5,756 ========= 44,598 812 787 1,599 46,197 ========= $ .48 (.35) $ .13 ========= $ .46 (.34) $ .12 =========	$ 11,508 (609) 10,899 (1,346) $ 9,553 ========= 45,230 525 859 1,384 46,614 ========= $ .24 (.03) $ .21 ========= $ .23 (.03) $ .20 =========

NOTE 16. CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company has an accrued liability of $3,833,000 and $3,832,000 at December 28, 2000 and December 30, 1999, respectively.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at December 28, 2000, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $28,000,000 at December 28, 2000.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
December 28, 2000		December 30, 1999
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
  Other investments

Liabilities
  Current portion of long-term
    debt
  Current portion of other
    long-term liabilities
  Long-term debt

Series B ESOP convertible
  preferred stock

Off-Balance-Sheet
  Letters of credit

$ 21,523 1,608 50 463,011 6,400 --	$ 21,523 1,608 50 453,611 11,905 2,874	$ 20,379 3,334 1,800 497,628 7,003 --	$ 20,379 3,334 1,730 489,403 9,734 4,524

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Other investments consisted of deposits with the CRDA, CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost and other CRDA investments (primarily loans). The carrying amounts of these deposits, bonds and other investments are presented net of a valuation allowance or an unamortized discount that result in an approximation of fair values.

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

NOTE 18. UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter in the years ended December 28, 2000 and December 30, 1999. The Company's common stock is listed on the New York Stock Exchange.
First	Second	Third	Fourth

2000
Revenues
Operating income
Income before income taxes
Income taxes
Net income
Earnings per common share:
  Net income
Earnings per common share
  assuming dilution:
  Net income

1999
Revenues
Operating income
Income before income taxes
  and extraordinary items
Income taxes
Extraordinary items
Net income (loss)
Earnings per common share:
  Income before extraordinary items
  Net income (loss)
Earnings per common share
  assuming dilution:
  Income before extraordinary items
  Net income (loss)

Common Stock Prices
2000 - High
     - Low
1999 - High
     - Low

$ 211,524 28,441 16,863 (5,839) 11,024 .26 .25 $ 190,544 19,670 4,794 (1,942) -- 2,852 .06 .06 .06 .06 $ 10.88 8.50 6.00 4.19	$ 220,963 34,314 23,227 (874) 22,353 .53 .51 $ 206,731 24,526 9,332 (3,419) (4,073) 1,840 .13 .04 .13 .04 $ 15.50 9.06 9.25 4.88	$ 222,205 33,797 22,622 (8,070) 14,552 .35 .34 $ 208,770 26,957 13,049 (4,488) (382) 8,179 .19 .18 .18 .17 $ 16.69 14.00 10.38 8.34	$ 193,396 18,923 7,983 (2,795) 5,188 .12 .12 $ 194,269 18,441 7,176 (2,373) (11,285) (6,482) .11 (.15) .10 (.15) $ 15.63 11.25 11.13 9.13

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and partners' capital present fairly, in all material respects, the financial position of Tropicana Enterprises (a Nevada General Partnership)(the "Partnership") at December 28, 2000 and December 30, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 30, 2001

TROPICANA ENTERPRISES
(A Nevada General Partnership)

          BALANCE SHEETS
(in thousands)

	December 28, 2000	December 30, 1999
Assets Income producing properties Cash Other receivable Other assets Liabilities and Partners' Capital Term loan payable Unearned rental income Partners' capital	$ 46,561 352 1,282 7,850 $ 56,045 ========= $ 53,690 1,280 54,970 1,075 $ 56,045 =========	$ 49,284 1 1,203 8,957 $ 59,445 ========= $ 56,931 1,231 58,162 1,283 $ 59,445 =========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)
	2000	1999	1998
Revenues: Rent Interest Other Costs and expenses: General and administrative Interest Depreciation and amortization Net income	$ 17,784 8 -- 17,792 8 4,590 2,735 7,333 $ 10,459 ========	$ 17,068 18 40 17,126 8 4,124 2,735 6,867 $ 10,259 ========	$ 16,540 28 -- 16,568 8 4,833 2,735 7,576 $ 8,992 ========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)

Cash flows from operating activities:
  Net income
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization
      Gain on disposal of assets
      Changes in assets and liabilities:
        Other receivable
        Other assets
        Unearned rental income

    Net cash provided by operating activities

Cash flows from investing activities:
  Proceeds from sale of property

    Net cash provided by investing activities

Cash flows from financing activities:
  Repayment of term loan
  Distribution to partners

    Net cash (used in) provided by financing
      activities

Net change in cash

Cash at beginning of year

    Cash at end of year

Cash flow during the year for the following:
    Interest paid

2000 $ 10,459 2,735 -- (79) 1,095 49 14,259 -- -- (3,241) (10,667) (13,908) 351 1 $ 352 ========= $ 4,533 =========	1999 $ 10,259 2,735 (40) (299) 1,017 293 13,965 51 51 (3,297) (10,719) (14,016) -- 1 $ 1 ========= $ 3,814 =========	1998 $ 8,992 2,735 -- 39 1,029 54 12,849 -- -- (3,076) (9,773) (12,849) -- 1 $ 1 ========= $ 4,863 =========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF PARTNERS' CAPITAL

For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)

Balance, January 1, 1998 Net income Cash withdrawals Balance, December 31, 1998 Net income Cash withdrawals Balance, December 30, 1999 Net income Cash withdrawals Balance, December 28, 2000	Adamar $ (1,547) 4,496 (4,886) (1,937) 5,130 (5,360) (2,167) 5,229 (5,333) $ (2,271) ========	Jaffe $ 4,071 4,496 (4,887) 3,680 5,129 (5,359) 3,450 5,230 (5,334) $ 3,346 ========	Total Partners' Capital $ 2,524 8,992 (9,773) 1,743 10,259 (10,719) 1,283 10,459 (10,667) $ 1,075 ========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

NOTES TO FINANCIAL STATEMENTS
1. Significant Accounting Policies:

Basis of Financial Statements

The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. Aztar has an option to purchase the Jaffe partnership interest. The option gives Aztar an unconditional right, but not the obligation, to purchase the Jaffe partnership interest until as late as February 1, 2002. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which included 52 weeks in 2000, 1999 and 1998.

The Partnership owns and leases real property (the "Tropicana Property") to Hotel Ramada of Nevada ("HRN") a wholly-owned subsidiary of Aztar. This property is used in the operation of the Tropicana Resort and Casino in Las Vegas, Nevada. Aztar is exploring alternatives for a redevelopment of the Tropicana Property. It is reasonably possible that the carrying value of some or all of the Partnership's assets may change in the near term.

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
2. Customer Concentration:

The Partnership receives all of its income from HRN. Although the Partnership does not anticipate a default by HRN, failure to receive payments on the lease would adversely affect the operating results and ability of the Partnership to service its debt .
3. Income Producing Properties:

The income producing properties consist of the following (in thousands):

Buildings Less accumulated depreciation Land	December 28, 2000 $ 84,226 (49,071) 35,155 11,406 $ 46,561 =========	December 30, 1999 $ 84,226 (46,348) 37,878 11,406 $ 49,284 =========

4. Other Assets:

Other assets consist of the following (in thousands):

Accrued rent Deferred lease costs	December 28, 2000 $ 7,755 95 $ 7,850 =========	December 30, 1999 $ 8,850 107 $ 8,957 =========

5. Term Loan Payable:

On October 5, 1994, the Partnership entered into a term loan of $72,523,000 with a group of banks. During 1998, the maturity of the term loan was extended to June 30, 2003. The term loan was used to refinance a prior loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by HRN. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.00% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the

TROPICANA ENTERPRISES
(A Nevada General Partnership)

NOTES TO FINANCIAL STATEMENTS-(Continued)

applicable Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The effective interest rate was 8.30% for the year ended December 28, 2000.

The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

Maturities of the term loan for the three years subsequent to December 28, 2000 are as follows (in thousands):
2001 2002 2003	$ 4,086 4,101 45,503 $ 53,690 =========
6. Lease Agreement:

In 1984, the Partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facility is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $7,755,000 and $8,850,000, as of December 28, 2000 and December 30, 1999, respectively, which represents future rent payments.

Minimum future rentals on the noncancelable operating lease as of December 28, 2000, excluding contingent rental income as described above, are as follows (in thousands):
2001 2002 2003 2004 2005 Thereafter	$ 14,288 14,325 14,325 14,325 14,325 72,818 $ 144,406 =========
7. Related Parties:

The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $17,784,000 in 2000, $17,068,000 in 1999 and $16,540,000 in 1998 related to this lease.

Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.

Management¢ s Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

In 1999, we refinanced our debt. In 2000, while studying various development scenarios at our existing properties in Atlantic City, Las Vegas and Evansville, we used our free cash flow to buy back stock and pay down debt.

  Stock Repurchase Program

In 1999, we announced authorization by our board of directors to make discretionary repurchases of up to 8 million shares of our common stock. In October 2000, our board of directors authorized additional discretionary repurchases of up to 3 million common shares for a total of 11 million common shares. In 1999, we repurchased 3,692,300 shares of our common stock at prices ranging from $6.69 per share to $11.00 per share and at an average price of $9.61 per share. In 2000, we repurchased 4,973,000 shares of our common stock at prices ranging from $8.81 per share to $15.63 per share and at an average price of $12.88 per share. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

  Debt Reduction

Our long-term debt, including the current portion, was $501 million at December 30, 1999. During 2000, we reduced this debt by $36 million to $465 million at December 28, 2000.

Included in the above balance at December 28, 2000, was $178 million borrowed under our revolving credit facility. The maximum amount available under this facility is reduced quarterly by $12 million. These reductions commenced on September 30, 2000. The amount available for borrowing under this facility at December 28, 2000 was $110 million. The revolving credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The revolving credit facility prohibits dividends on our common stock (other than dividends payable in common stock) and repurchases of our common stock in excess of $150 million with limited exceptions. In addition, the revolving credit facility contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow.

  Other Activity

During 2000, we received $5 million in cash in connection with stock option exercises. Our purchases of property and equipment were primarily routine in nature in 2000; however, we did purchase some land to replace some leased land in Laughlin, Nevada that we are using for parking.

  Future Development

We are working on a plan to expand our Atlantic City Tropicana. Our plan, which is subject to change, includes: 1) increasing our casino slot capacity from 3,700 machines to 4,400 machines, 2) adding a convention business hotel tower of 502 rooms, bringing the total rooms available to 2,126 rooms, 3) adding 20,000 square feet of meeting and convention space for a total of 70,000 square feet, 4) construction of a 2,400-space parking garage, which after the loss of some surface parking will bring our total parking spaces to over 5,000, and 5) a 200,000-square-foot dining, entertainment and retail complex that we intend to lease to third-party operators. We expect to commence construction by the end of 2001, with opening contemplated for the second half of 2003. We are targeting a net cost of the expansion to Aztar of $175 million. We anticipate that funds for additional project costs would be provided by third-party developers and tenants, public funding and other sources such as branding rights. We are planning that the costs to be borne by us would be funded largely from our operating cash flow.

Tropicana Enterprises, a Nevada general partnership in which Aztar is a noncontrolling 50% partner, owns the real property and certain personal property that we lease in the operation of the Las Vegas Tropicana. We have an option to purchase the 50% partnership interest that we do not own. The option gives us an unconditional right, but not the obligation, to purchase the partnership interest for $120 million until as late as February 1, 2002. We are exploring alternatives for a redevelopment of the property. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature of the redevelopment we ultimately undertake, if any.

We own land that is in proximity to our facilities in Evansville, Indiana. This land could be used for additional development.

  Commitments

Aztar is committed to making rent payments that service a bank term loan payable by Tropicana Enterprises that matures on June 30, 2003. Tropicana Enterprises' bank term loan calls for monthly principal payments of $0.3 million to $0.4 million, with a final payment of approximately $43 million due at maturity. At December 28, 2000, the balance of the Tropicana Enterprises loan was approximately $54 million.

The Tropicana Las Vegas lease agreement contains a provision that requires Aztar to maintain an additional security deposit with the lessor of approximately $21 million in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The financial tests are calculated quarterly based on the preceding twelve months of operations. For the period ended December 28, 2000, no additional security deposit will be required because we met the financial tests.

  Contingency

In early 2001, the Indiana legislature was in the process of considering a change in the Indiana gaming law. The legislation passed by the Indiana House of Representatives would, among other things, eliminate cruising requirements and permit continuous ingress and egress by patrons. The tax on casino revenue, presently a flat 20 percent, would be changed to a progressive tax schedule under which the maximum rate would be 32.5 percent on annual revenue of $125 million and above. The admission tax would be raised $1.00, to $4.00 per person. The legislation would also allow a gaming operator to own two casino riverboats in the state.

Results of Operations -
2000 versus 1999

Our consolidated revenues were $848.1 million for 2000, an increase of 6% from $800.3 million in 1999. Consolidated rooms revenue was higher in 2000 than in 1999 as a result of increases in occupied rooms and average daily rates at the Las Vegas Tropicana and the Atlantic City Tropicana.

Consolidated operating income in 2000 was $115.5 million compared with $89.6 million in 1999. Consolidated rooms costs increased as a result of the increase in occupied rooms mentioned above. The provision for doubtful accounts decreased in 2000 compared with 1999 due to a lower volume of table games play at the Las Vegas Tropicana, a lower level of receivables and a favorable risk analysis. The analysis of the performance of each of our properties follows.

  Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $465.9 million in 2000 compared with $431.9 million in 1999 and operating income of $84.0 million in 2000 compared with $73.4 million in 1999. Casino revenue was up $28.7 million in 2000 from 1999. Table games revenue increased by $7.6 million or 7% in 2000 compared with 1999. Slot revenue increased in 2000 by 8% over 1999. Casino revenue increased as a result of an increase in the overall market and an increase in occupied rooms. Rooms revenue increased 19% in 2000 compared with 1999 as a result of an increase in rooms occupied and an increase in average daily rate. We are using our large room base to attract new customers from our outer markets.

Rooms costs were 15% higher in 2000 compared with 1999 primarily due to the increase in occupied rooms. The provision for doubtful accounts was $1.3 million lower in 2000 compared with 1999 as a result of a favorable risk analysis.

Operating income is after depreciation and amortization of $26.1 million in 2000 compared with $25.7 million in 1999 and rent expense of $2.5 million in 2000 compared with $2.7 million in 1999.

  Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $152.9 million in 2000 compared with $144.2 million in 1999 and operating income of $8.8 million in 2000 compared with an operating loss of $4.9 million in 1999.

Casino revenue decreased by 5% in 2000 compared with 1999, primarily as a result of a 19% decrease in table games revenue. Table games revenue decreased as a result of a lower volume of high-end play. Slot revenue in 2000 was level with 1999. Casino costs decreased 11% in 2000 compared with 1999 primarily as a result of a decrease in the costs associated with the table games business. Another cost that decreased as a result of the lower volume of table games business was the provision for doubtful accounts, which decreased by $2.4 million in 2000 compared with 1999.

The decline in casino revenue was offset by a $4.5 million increase in rooms revenue as a result of an increase in occupied rooms as well as an increase in the average daily rate. The hotel occupancy rate increased to 96% in 2000 compared with 94% in 1999 and 92% in 1998 in spite of increased competition in the Las Vegas market. Rooms costs were $0.9 million higher in 2000 compared with 1999 due to the increase in occupied rooms.

Contributing to the increase in total revenue was an increase of $2.0 million in entertainment revenue and an increase of $3.4 million in retail outlet revenue in 2000 compared with 1999. These increases were achieved by taking advantage of our location on the Las Vegas Strip with the substantial customer traffic and our increase in occupied rooms. Our direct costs associated with entertainment and retail outlets increased by $1.5 million in 2000 compared with 1999. Operating income or loss is after rent expense of $10.1 million in 2000 compared with $9.9 million in 1999 and depreciation and amortization of $9.1 million in 2000 compared with $10.1 million in 1999.

  Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $97.0 million in 2000 compared with $94.0 million in 1999. Casino revenue increased by $2.6 million in 2000 compared with 1999. In 2000, the Laughlin market continued its improvement that began in 1999; however, the fourth quarter of 2000 showed some softening. Consistent with our increase in casino revenue, our casino and marketing costs increased by $1.6 million in 2000 compared with 1999. The result was an operating margin, as measured by operating income before depreciation and amortization and rent expense, of 22% in 2000, consistent with 22% in 1999.

Operating income at Ramada Express was $15.8 million in 2000 compared with $15.0 million in 1999. Operating income is after depreciation and amortization of $5.5 million in 2000 compared with $4.9 million in 1999 and rent expense of $0.4 million in 2000 compared with $0.7 million in 1999.

  Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $108.0 million in 2000 compared with $105.8 million in 1999. Casino revenue was up $2.6 million or 3% in 2000 compared with 1999, primarily due to an increase in slot revenue. Our operation stabilized in 2000 compared with 1999 as the market absorbed competition from a riverboat in the Louisville, Kentucky area that opened in November 1998. In addition, another riverboat casino opened in late October 2000 on the Ohio River between the Louisville area and the Cincinnati area, in our Evansville property's outer market.

Casino costs increased 2% in 2000 from 1999 with the increase in casino revenue. Marketing costs increased 9% in 2000 from 1999 as we incurred additional costs in order to increase our casino revenue. Operating income was $19.1 million in 2000 compared with $19.7 million in 1999. Operating income is after depreciation and amortization of $10.2 million in 2000 compared with $9.8 million in 1999 and rent expense of $3.8 million in 2000 compared with $3.5 million in 1999.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $24.3 million in 2000 compared with $24.4 million in 1999 and operating income of $0.2 million in 2000 compared with an operating loss of $0.6 million in 1999. Operating income or loss is after depreciation and amortization of $3.0 million in 2000 compared with $3.2 million in 1999. Casino revenue in 2000 was even with 1999 in spite of increased capacity that we installed in mid-1999 and an open boarding policy that we instituted in August 1999. Our admissions increased by 11% in 2000 compared with 1999 but our win per admission declined by 10%. In 2000, we reduced our marketing costs by 22%, which contributed to our decrease of 4% in our overall costs. This is the third consecutive year that we decreased our overall costs from the previous year.

  Interest Expense

Interest expense was $41.9 million in 2000 compared with $52.8 million in 1999. The decrease in interest expense was primarily a result of lower interest rates achieved through the refinancing we completed in 1999, through which our fixed-rate debt was replaced with other fixed-rate debt and variable-rate debt bearing lower interest rates.

  Income Taxes

In connection with Internal Revenue Service examinations of the income tax returns for the years 1989 through 1996, an issue was resolved that resulted in an income tax benefit of approximately $7,500,000 in 2000.

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

  Tropicana Atlantic City

Tropicana Casino and Resort had total revenues of $431.9 million in 1999 compared with $418.9 million in 1998 and operating income of $73.4 million in 1999 compared with $66.5 million in 1998. Casino revenue was up $8.5 million in 1999 from 1998; however, there was a shift in the mix of casino revenue. Tropicana Atlantic City experienced a decrease in games revenue after four years of increases. Games revenue decreased by $9.8 million or 7% in 1999 compared with 1998. Games revenue declined as a result of a lower volume of high-end play. Slot revenue increased in 1999 by 7% over 1998. Slot revenue increased as a result of an increase in the overall market, an increase in occupied rooms and the type of marketing programs conducted in 1999. The slot revenue percentage of total casino revenue increased to 68% in 1999, which approaches the market average. Our percentage was 65% in 1998, 66% in 1997, 71% in 1996 and 76% in the 1995 to 1993 time frame. Rooms revenue increased 17% in 1999 compared with 1998 as a result of an increase in rooms occupied on a non-complimentary basis.

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

  Tropicana Las Vegas

Tropicana Resort and Casino had total revenues of $144.2 million in 1999 compared with $154.2 million in 1998 and an operating loss of $4.9 million in 1999 compared with an operating loss of $10.6 million in 1998. Casino revenue decreased by $16.5 million in 1999 from 1998 primarily as a result of a 41% decrease in games revenue in addition to a 4% decrease in slot revenue. More than half of the decrease in games revenue was attributable to lower baccarat revenue, which decreased as a result of a 93% decline in the volume of play as we completed our program to eliminate the increasingly expensive high-end games business. The volume of baccarat play decreased by 35% in 1998 on top of a 40% decrease in 1997 from 1996. The volume of baccarat play was much higher in 1996 than it had been in prior recent years. Baccarat revenue as a percent of casino revenue was less than 1% in 1999 as there was some revenue before we stopped offering the game. Baccarat revenue as a percent of casino revenue was 9% in 1998 and 1997 compared with 14% in 1996. Baccarat revenue was only 1% of casino revenue in 1995.

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

  Ramada Express

Ramada Express Hotel and Casino had total revenues of $94.0 million in 1999 compared with $85.3 million in 1998. Casino revenue increased by $4.9 million in 1999 compared with 1998 as the strengthening Laughlin market was up in 1999 compared with 1998. The trend in 1999 was a turnaround compared with the trends in 1998, 1997 and 1996, in which our casino revenue increased in a weak or declining Laughlin market, with increased casino and marketing costs causing a decline in operating margins. Casino costs and marketing costs were up only by $0.3 million in 1999 compared with 1998 with the strength in the market. As a result, the operating margin, as measured by operating income before depreciation and amortization and rent expense, increased to 22% in 1999 after having declined to 20% in 1998 from 22% in 1997, compared with 23% in 1996 and 24% in 1995.

Operating income at Ramada Express was $15.0 million in 1999 compared with $10.6 million in 1998. Operating income is after depreciation and amortization of $4.9 million in 1999 compared with $6.2 million in 1998 and rent expense of $0.7 million in 1999 compared with $0.6 million in 1998.

  Casino Aztar Evansville

Casino Aztar Evansville had total revenues of $105.8 million in 1999 compared with $123.6 million in 1998. Casino revenue was down $16.7 million or 15% in 1999 compared with 1998 due to competition from a riverboat in the Louisville, Kentucky area that opened in November 1998, in combination with severe winter weather in January and March 1999. The admissions declined by 5% to 2.0 million in 1999 compared with 2.1 million in 1998; however, the win per admission declined 10% to $47.37 in 1999 compared with $52.83 in 1998.

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

  Casino Aztar Caruthersville

Casino Aztar Caruthersville had total revenues of $24.4 million in 1999 compared with $24.1 million in 1998 and an operating loss of $0.6 million in 1999 compared with an operating loss of $1.5 million in 1998. The operating losses are after depreciation and amortization of $3.2 million in 1999 and 1998. Casino revenue increased $0.4 million or 2% in 1999 compared with 1998 as a result of additional casino capacity that we installed on our barge in late June 1999 and an open boarding policy that we were permitted to institute in August 1999. We continued to control our costs in 1999 and they were reduced by 2% from 1998.

  Interest Expense

Interest expense was $52.8 million in 1999 compared with $59.6 million in 1998. The decrease in interest expense was primarily a result of lower interest rates achieved through the refinancing we completed in 1999, through which our fixed-rate debt was replaced with other fixed-rate debt and variable-rate debt with lower interest rates.

  Extraordinary Items

During 1999, we expensed the remaining unamortized deferred financing costs and unamortized discount associated with previous issues of Senior Subordinated notes and the premiums paid to retire those notes. These items were reflected as an extraordinary loss of $15.7 million, which was net of an income tax benefit of $8.5 million.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Casino Reinvestment Development Authority investments, long-term debt and Series B ESOP convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At December 30, 1999, the carrying value, including the current portion, of our long-term debt at a fixed rate was $241 million and at a variable rate it was $260 million. During 2000, our primary activity in long-term debt was the utilization of our revolving credit facility and its net reduction.

The following table provides information at December 28, 2000, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Other investments
   Fixed rate
   Average
    interest rate

Liabilities
 Long-term debt,
  including
   current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

Series B ESOP
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2001 -- -- $1.0 9.8% $0.6 -- --	2002 -- -- $0.9 10.2% $0.5 -- --	2003 -- -- $0.2 10.6% $178.5 -- --	2004 -- -- $ 0.1 12.0% $12.2 -- --	2005 -- -- -- -- $35.6 -- --	There- after $ 21.5 5.2% $235.0 8.9% -- $ 6.4 8.0%	Total $ 21.5 $237.2 $227.4 $ 6.4	Fair Value $ 21.5 $227.8 $227.4 $11.9

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

Private Securities Litigation Reform Act

Certain information included in Aztar's 2000 Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2000 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing approvals; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA
Aztar Corporation and Subsidiaries
For the Five Years Ended December 28, 2000

Operations
  Data (in
  thousands)
Revenues
Operating income
Net interest
  income and
  (expense)
Equity in
  unconsolidated
  partnership¢ s
  loss
Income taxes
Income before
  extraordinary
  items
Extraordinary
  items
Net income

Common Stock Data
  (per share)
Income before
  extraordinary
  items:
    Income per
      common share
    Income per
      common share
      assuming
      dilution
Cash dividends
  declared
Equity

Balance Sheet
  Data (in
  thousands at
  year end)
Total assets
Long-term debt
Series B ESOP
  convertible
  preferred
  stock
Shareholders¢
  equity

2000 $ 848,088 115,475 (40,565) (4,215) (17,578) 53,117 -- 53,117 $ 1.28 1.23 -- 10.92 $1,011,696 463,011 6,400 422,706	1999 $ 800,314 89,594 (51,282) (3,961) (12,222) 22,129 (15,740) 6,389 $ .48 .46 -- 9.96 $1,049,007 497,628 7,003 427,910	1998 $ 806,136 81,646 (57,434) (4,336) (8,368) 11,508 (1,346) 10,162 $ .24 .23 -- 10.02 $1,077,702 487,543 7,147 454,101	1997 $ 782,357 67,392 (60,517) (4,618) 2,185 4,442 -- 4,442 $ .08 .08 -- 9.82 $1,091,496 491,932 6,593 444,038	1996 $ 777,472 58,943 (56,210) (4,793) 22,699 20,639 -- 20,639 $ .48 .46 -- 9.76 $1,119,582 527,006 6,022 439,274

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
Aztar Corporation

Our audits of the consolidated financial statements referred to in our report dated January 30, 2001 appearing in this 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 30, 2001

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2000
  1999
  1998

Deferred income tax
  asset valuation
  allowance:
  2000
  1999
  1998

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2000
  1999
  1998

COLUMN B Balance at Beginning of Year $ 24,744 25,296 17,919 $ 2,385 3,343 4,881 $ 6,575 6,452 6,706	COLUMN C Additions $ 4,021(a) 7,405(a) 14,913(a) $ 641(a) 301(a) 303(a) $ 1,638(a) 953(a) 52(a)	COLUMN D Deductions $ 6,110(b) 7,957(b) 7,536(b) $ 358(c) 1,259(c) 1,841(c) $ 22(d) 830(d) 6(d) 300(e)	COLUMN E Balance at End of Year $ 22,655 24,744 25,296 $ 2,668 2,385 3,343 $ 8,191 6,575 6,452

(a) (b) (c) (d) (e)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $242,000, $1,173,000 and $1,715,000 in 2000, 1999 and 1998, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 2000, 1999 and 1998 represented charges of deferred tax assets against the valuation allowance account.

Reflects transfer to unamortized discount for CRDA bonds.

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

*	10.3(a)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(b)

Amendment to Severance Agreement, dated March 23, 1998, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.3(c)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(d)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.3(e)

Severance Agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(f)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.3(g)

Severance Agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(h)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.3(i)

Severance Agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(j)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.3(k)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.3(l)

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

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
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

10.4(e)

Amendment No. 4, dated March 17, 2000, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnaise Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended March 30, 2000 and incorporated herein by reference.

10.4(f)

Amendment No. 5, dated October 11, 2000, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 2000 and incorporated herein by reference.

EXHIBIT INDEX
	10.4(g)

Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

	10.4(h)

Restated Amendment No. 1, dated October 27, 1999, to Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*	10.5	Aztar Corporation 1989 Stock Option and Incentive Plan, filed as Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.
*	10.6(a)

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

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
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

*	10.12

Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*	10.13

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

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.15

Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*	10.16

Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*	10.17	Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.
*	10.18

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

*	10.20	Aztar Corporation 1999 Employee Stock Option and Incentive Plan, filed as Exhibit A to Aztar Corporation's 1999 definitive Proxy Statement and incorporated herein by reference.
**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith