Form 10-Q
period 2001-03-29
AZTAR CORP
filed 2001-05-14
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2001 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At April 26, 2001, the registrant had outstanding 37,654,806 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Deferred charges and other assets

March 29, 2001 $ 42,933 23,441 7,945 9,509 18,938 102,766 6,866 22,059 720,339 104,957 13,853 1,041 840,190 33,616 $1,005,497 ==========	December 28, 2000 $ 48,080 21,769 8,446 9,987 18,938 107,220 7,007 21,523 727,164 104,957 6,090 1,390 839,601 36,345 $1,011,696 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $10,304 and $11,905)

Shareholders' equity:
  Common stock, $.01 par value (37,757,706 and
    38,696,672 shares outstanding)
  Paid-in capital
  Retained earnings
  Less: Treasury stock

    Total shareholders' equity

March 29, 2001 $ 54,405 24,515 10,578 413 1,354 1,406 92,671 454,762 20,290 7,982 6,400 515 428,832 127,457 (133,412) 423,392 $1,005,497 ==========	December 28, 2000 $ 53,356 27,377 5,470 4,764 1,608 1,544 94,119 463,011 20,307 5,153 6,400 515 428,537 116,194 (122,540) 422,706 $1,011,696 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended March 29, 2001 and March 30, 2000
(in thousands, except per share data)
First Quarter

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense

Income before other items and income taxes

  Equity in unconsolidated partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2001

$166,297
18,256
14,467
   9,324
208,344

72,979
9,351
14,142
8,150
19,949
19,344
4,478
6,173
874
6,239
4,907
  12,996
 179,582

28,762

388
 (10,078)

19,072

  (1,018)

18,054

  (6,663)

$ 11,391
========

$    .29

$    .28

38,212
39,592

  2000

$170,729
16,878
14,291
   9,626
211,524

74,805
8,730
13,695
8,216
23,059
19,424
3,328
6,421
1,604
5,996
4,085
  13,720
 183,083

28,441

341
 (10,886)

17,896

  (1,033)

16,863

  (5,839)

$ 11,024
========

$    .26

$    .25

42,366
43,753

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended March 29, 2001 and March 30, 2000
(in thousands)
First Quarter

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

  Net cash provided by (used in) investing activities

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Principal payments on other long-term liabilities
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2001 $ 11,391 13,295 874 288 (270) 141 2,829 (2,546) -- 979 (873) 96 26,204 401 (10,980) (1,353) (11,932) 59,400 240 (67,918) (13) (10,872) (256) -- (19,419) (5,147) 48,080 $ 42,933 ========	2000 $ 11,024 14,020 1,604 431 (243) 180 2,639 (386) 881 1,560 13,143 110 44,963 848 (3,578) (1,618) (4,348) 67,900 491 (103,665) (575) (12,437) (277) (96) (48,659) (8,044) 54,180 $ 46,136 ========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended March 29, 2001 and March 30, 2000
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Other long-term liabilities reduced for deferred charges
    and other assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid (refunded)

2001 $ -- 50 $ 4,671 8,130	2000 $ 677 -- $ 5,059 (1,599)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended March 29,2001 and March 30, 2000
(in thousands, except number of shares)
First Quarter

Common stock:
  Beginning balance
  Stock options exercised for 33,334 and 187,220 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Treasury stock:
  Beginning balance
  Repurchase of 972,300 and 1,242,500 shares of common
    stock at cost
  Repurchase of 90,879 shares of common stock, at cost, in
    connection with stock options exercised in 2000

    Ending balance

2001 $ 515 -- 515 428,537 240 55 428,832 116,194 (128) 11,391 127,457 (122,540) (10,872) -- (133,412) $423,392 ========	2000 $ 506 2 508 420,786 1,675 55 422,516 63,963 (161) 11,024 74,826 (57,345) (12,228) (886) (70,459) $427,391 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services and admissions to our riverboats. These revenues are recognized as earned which generally coincides with payment in cash or by credit card. The interest that was capitalized during the first quarter ended 2001 was $211,000. There was no interest capitalized during the first quarter ended 2000. Capitalized costs related to various development projects, included in deferred charges and other assets, were $5,673,000 and $7,358,000 at March 29, 2001 and December 28, 2000, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 2000.

Note 2: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results for the Company¢ s unconsolidated partnership, accounted for using the equity method for the periods ended March 29, 2001 and March 30, 2000 (in thousands):
First Quarter
Revenues Operating expenses Operating income Interest expense Net income	2001 $ 4,424 (684) 3,740 (1,083) $ 2,657 ========	2000 $ 4,376 (684) 3,692 (1,098) $ 2,594 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
First Quarter
Equity in unconsolidated partnership's loss	2001 $ (1,018)	2000 $ (1,033)

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
Revolving credit facility ("Revolver");
    floating rate, 7.33% at March 29,
    2001; matures June 30, 2003
Term loan ("Term Loan"); floating rate,
    9.14% at March 29, 2001; matures
    June 30, 2005
Other notes payable; 14.6%; maturities
    to 2002
Obligations under capital leases

Less current portion

March 29, 2001 $235,000 170,000 49,250 437 1,429 456,116 (1,354) $454,762 ========	December 28, 2000 $235,000 178,000 49,375 422 1,822 464,619 (1,608) $463,011 ========

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans
Accrued rent expense
Obligation to City of Evansville and other
    civic and community organizations
Las Vegas Boulevard beautification
    assessment

Less current portion

March 29, 2001 $ 12,910 8,398 -- 388 21,696 (1,406) $ 20,290 ========	December 28, 2000 $ 12,732 8,668 50 401 21,851 (1,544) $ 20,307 ========

Note 5: Income Taxes

The Internal Revenue Service is currently examining the income tax returns for the years 1992 through 1999. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through March 29, 2001, was approximately $6,700,000 at March 29, 2001.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended March 29, 2001 and March 30, 2000, are as follows (in thousands, except per share data):
First Quarter

Net income

Less: preferred stock dividends
  and losses on redemption

Net income applicable to computations

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2001 $ 11,391 (128) $ 11,263 ======== 38,212 703 677 1,380 39,592 ======== $ .29 ======== $ .28 ========	2000 $ 11,024 (161) $ 10,863 ======== 42,366 650 737 1,387 43,753 ======== $ .26 ======== $ .25 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company's accrued liability was $3,833,000 at both March 29, 2001 and December 28, 2000.

The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal posture can be successfully defended without material adverse effect on its consolidated financial position, results of operations or cash flows.

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,391,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at March 29, 2001, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $22,000,000 at March 29, 2001.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Financial Condition

During the first quarter of 2001, we repurchased 972,300 shares of common stock at prices ranging from $9.00 per share to $13.33 per share and at an average price of $11.14 per share, under a program authorized by our Board of Directors. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

Results of Operations

Quarter Ended March 29, 2001 Compared to Quarter Ended March 30, 2000

Our consolidated revenues in the 2001 first quarter were $208.3 million, down slightly from $211.5 million in the 2000 first quarter. Bad weather conditions during our fiscal 2001 quarter contributed to the decline in our consolidated revenues. Consolidated rooms revenue was 8% higher in the 2001 versus 2000 first quarter, reflecting increases at all hotel properties. Consolidated other revenue consists of entertainment, retail and other revenue and was $9.3 million in the 2001 first quarter compared with $9.6 million in the 2000 first quarter. The related direct costs were $8.2 million in both periods. Consolidated operating income in the 2001 first quarter was $28.8 million compared with $28.4 million in the 2000 first quarter. Consolidated marketing costs were $3.1 million lower in the 2001 versus 2000 first quarter primarily due to reduced spending in promotional giveaways and business promotions at Tropicana Atlantic City. Consolidated utilities expense was $1.2 million or 35% higher in the 2001 versus 2000 first quarter primarily due to rising energy prices affecting all properties. The provision for doubtful accounts was $0.7 million lower in the 2001 versus 2000 first quarter primarily due to a more favorable aging of net accounts receivable at the Las Vegas Tropicana. Our net delinquent accounts receivable exposure at the Las Vegas Tropicana has been minimal since the end of the first quarter 2000. When we provide for doubtful accounts receivable, we look at the amount of credit issued, the balance of our net receivable, an aging of that net receivable and consideration of any additional risk factors such as international versus domestic. The analysis we perform in evaluating our net receivable balance consists of separating receivables into those that are routine and small in balance where we provide an allowance based on aging and those that are larger in balance or nonroutine in nature where we provide an allowance that subjectively considers their characteristics in addition to aging, such as credit and payment history of the customer, financial condition of the customer, collection strategies that can be used, collateral that can be obtained and whether it is international or domestic.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $106.6 million in the 2001 first quarter, down 4% from $111.0 million in last year's first quarter. Harsh winter weather contributed to the decline in Tropicana Atlantic City's revenues for the 2001 first quarter, particularly a major storm over New Year's Eve weekend which fell in our fiscal first quarter. Casino revenue was 5% lower in the 2001 versus 2000 first quarter, primarily reflecting a 12% decrease in games revenue combined with a 2% decrease in slots revenue. The decline in games revenue was a result of decreases in the hold percentage and the volume of play. Rooms revenue was $0.7 million or 20% higher in the 2001 versus 2000 first quarter as a result of an increase in rooms occupied on a non-complimentary basis combined with an increase in the average daily rate.

Tropicana Atlantic City had operating income of $16.1 million in the 2001 first quarter, an 8% decrease from $17.5 million in the 2000 first quarter. Rooms costs were 20% higher in the 2001 versus 2000 first quarter due to the increase in rooms revenue. Marketing costs were 13% lower in the 2001 versus 2000 first quarter primarily due to reduced spending in promotional giveaways and business promotions. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in the 2001 first quarter compared to $0.5 million in the 2000 first quarter. Depreciation and amortization was $6.6 million in both periods.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $41.0 million in the 2001 first quarter, an 8% increase from $38.1 million in the 2000 first quarter. Casino revenue was 11% higher in the 2001 versus 2000 first quarter, primarily due to a 20% increase in games revenue combined with an 8% increase in slot revenue. Games revenue increased as a result of a higher hold percentage.

Tropicana Las Vegas had operating income of $3.2 million in the 2001 first quarter, a 191% improvement over $1.1 million in the 2000 first quarter. Casino costs were 7% higher in the 2001 versus 2000 first quarter, primarily due to the increase in casino revenue. Utilities expense was 55% higher in the 2001 versus 2000 first quarter primarily due to rising energy prices. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 2001 first quarter compared to $2.5 million in the 2000 first quarter. Depreciation and amortization was $2.0 million in the first quarter of 2001 compared to $2.4 million in the first quarter of 2000.

RAMADA EXPRESS At Ramada Express, total revenues were $26.7 million in the 2001 first quarter, down 4% from $27.7 million in the 2000 first quarter. Utilities expense was 60% higher in the 2001 versus 2000 first quarter primarily due to rising energy prices. Operating income was $6.6 million in the 2001 first quarter compared to $6.7 million in the 2000 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in the first quarter of 2001 compared to $0.2 million in the first quarter of 2000. Depreciation and amortization was $1.5 million in the 2001 first quarter compared to $1.3 million in the 2000 first quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.3 million in the first quarter of 2001, down 3% from $28.1 million in the first quarter of 2000. Operating income was $5.7 million in the 2001 first quarter compared to $6.0 million in the 2000 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.6 million in the first quarter of 2001 compared to $0.8 million in the first quarter of 2000. Depreciation and amortization was $2.2 million in the 2001 first quarter compared to $2.5 million in the 2000 first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.7 million in the 2001 first quarter compared to $6.6 million in the 2000 first quarter. Casino Aztar Caruthersville had operating income of $0.6 million in the first quarter of 2001, an improvement over $0.2 million in the first quarter of 2000. Operating income is after depreciation and amortization of $0.7 million in the 2001 first quarter compared to $0.9 million in the 2000 first quarter.

Private Securities Litigation Reform Act

Certain information included in Aztar's 2000 Form 10-K, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2000 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the

AZTAR CORPORATION AND SUBSIDIARIES

following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 29, 2001, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2000.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

None.
(b) Reports on Form 8-K
The Company did not file any report on Form 8-K during the quarter ended March 29, 2001.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date May 11, 2001	AZTAR CORPORATION (Registrant) By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer