Form 10-Q
period 2001-06-28
AZTAR CORP
filed 2001-08-08
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2001 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At July 26, 2001, the registrant had outstanding 37,332,790 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Deferred charges and other assets

June 28, 2001 $ 41,022 22,222 8,232 11,631 18,938 102,045 6,730 22,586 718,754 104,957 22,763 850 847,324 32,617 $1,011,302 ==========	December 28, 2000 $ 48,080 21,769 8,446 9,987 18,938 107,220 7,007 21,523 727,164 104,957 6,090 1,390 839,601 36,345 $1,011,696 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $9,097 and $11,905)

Shareholders' equity:
  Common stock, $.01 par value (37,360,790 and
    38,696,672 shares outstanding)
  Paid-in capital
  Retained earnings
  Less: Treasury stock

    Total shareholders' equity

June 28, 2001 $ 54,251 26,851 4,538 1,391 1,466 1,432 89,929 449,415 20,184 11,849 6,231 516 429,593 143,199 (139,614) 433,694 $1,011,302 ==========	December 28, 2000 $ 53,356 27,377 5,470 4,764 1,608 1,544 94,119 463,011 20,307 5,153 6,400 515 428,537 116,194 (122,540) 422,706 $1,011,696 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended June 28, 2001 and June 29, 2000
(in thousands, except per share data)
Second Quarter	Six Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2001

$165,472
20,804
14,418
  10,162
210,856

69,331
10,231
14,024
8,146
20,134
19,408
3,849
5,894
970
6,153
4,782
  12,931
 175,853

35,003

328
(9,084)

    (962)

25,285

  (9,273)

$ 16,012
========

$    .42

$    .40

37,566

39,114

  2000

$175,474
19,832
14,959
  10,698
220,963

74,703
10,040
14,790
8,510
23,978
19,706
3,546
6,683
1,060
5,922
4,265
  13,446
 186,649

34,314

341
 (10,376)

  (1,052)

23,227

    (874)

$ 22,353
========

$    .53

$    .51

41,356

43,083

  2001

$331,769
39,060
28,885
  19,486
419,200

142,310
19,582
28,166
16,296
40,083
38,752
8,327
12,067
1,844
12,392
9,689
 25,927
355,435

63,765

716
(19,162)

 (1,980)

43,339

(15,936)

$ 27,403
========

$    .71

$    .69

37,889

39,353

  2000

$346,203
36,710
29,250
  20,324
432,487

149,508
18,770
28,485
16,726
47,037
39,130
6,874
13,104
2,664
11,918
8,350
  27,166
 369,732

62,755

682
 (21,262)

  (2,085)

40,090

  (6,713)

$ 33,377
========

$    .79

$    .76

41,861

43,418

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended June 28, 2001 and June 29, 2000
(in thousands)
Six Months

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

    Cash and cash equivalents at end of period

  2001

$ 27,403

26,529
1,844
606
(520)

277
6,696

(2,297)
--

(1,430)

(3,727)
     200

  55,581

835
(30,138)
  (2,762)

 (32,065)

119,200
839
(132,968)
(13)
(17,061)
(256)
    (315)

 (30,574)

(7,058)
  48,080

$ 41,022
========

  2000

$ 33,377

27,758
2,664
1,006
(469)

345
(1,751)

(1,236)
881

(569)

10,530
     213

  72,749

1,404
(10,736)
  (3,554)

 (12,886)

116,000
1,894
(163,347)
(888)
(27,868)
(277)
    (441)

 (74,927)

(15,064)
  54,180

$ 39,116
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended June 28, 2001 and June 29, 2000
(in thousands)
Six Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Other long-term liabilities reduced for deferred charges
    and other assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2001 $ 13 50 $ 19,492 12,408	2000 $ 737 -- $ 20,372 5,466

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended June 28,2001 and June 29, 2000
(in thousands, except number of shares)
Six Months

Common stock:
  Beginning balance
  Stock options exercised for 112,999 and 393,856 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Treasury stock:
  Beginning balance
  Repurchase of 1,447,800 and 2,494,300 shares of common
    stock at cost
  Repurchase of 1,081 and 95,543 shares of common stock,
    at cost, in connection with stock options exercised

    Ending balance

2001 $ 515 1 516 428,537 851 205 429,593 116,194 (398) 27,403 143,199 (122,540) (17,061) (13) (139,614) $433,694 ========	2000 $ 506 4 510 420,786 3,136 416 424,338 63,963 (402) 33,377 96,938 (57,345) (27,659) (946) (85,950) $435,836 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services and admissions to our riverboats. These revenues are recognized as earned which generally coincides with payment in cash or by credit card. The interest that was capitalized during the second quarter and six months ended 2001 was $267,000 and $478,000, respectively. There was no interest capitalized during the second quarter or six months ended 2000. Capitalized costs related to various development projects, included in deferred charges and other assets, were $5,812,000 and $7,358,000 at June 28, 2001 and December 28, 2000, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 2000.

Note 2: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results for the Company¢ s unconsolidated partnership, accounted for using the equity method for the periods ended June 28, 2001 and June 29, 2000 (in thousands):
	Second Quarter		Six Months
Revenues Operating expenses Operating income Interest expense Net income	2001 $ 4,320 (691) 3,629 (964) $ 2,665 ========	2000 $ 4,433 (691) 3,742 (1,148) $ 2,594 ========	2001 $ 8,744 (1,375) 7,369 (2,047) $ 5,322 ========	2000 $ 8,809 (1,375) 7,434 (2,246) $ 5,188 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
	Second Quarter		Six Months
Equity in unconsolidated partnership's loss	2001 $ (962)	2000 $ (1,052)	2001 $ (1,980)	2000 $ (2,085)

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
Revolving credit facility ("Revolver");
    floating rate, 5.96% at June 28,
    2001
Term loan ("Term Loan"); floating rate,
    6.85% at June 28, 2001; matures
    June 30, 2005
Other notes payable; 14.6%; maturities
    to 2002
Obligations under capital leases

Less current portion

June 28, 2001 $235,000 165,000 49,125 452 1,304 450,881 (1,466) $449,415 ========	December 28, 2000 $235,000 178,000 49,375 422 1,822 464,619 (1,608) $463,011 ========

The Revolver was amended effective June 29, 2001 to, among other things, extend the maturity to June 30, 2005. As a result of the amendment, effective June 29, 2001, the weighted average interest rate of the Revolver was 6.21%.

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans
Accrued rent expense
Obligation to City of Evansville and other
    civic and community organizations
Las Vegas Boulevard beautification
    assessment

Less current portion

June 28, 2001 $ 13,080 8,148 -- 388 21,616 (1,432) $ 20,184 ========	December 28, 2000 $ 12,732 8,668 50 401 21,851 (1,544) $ 20,307 ========

Note 5: Income Taxes

The Company is responsible, with certain exceptions, for the taxes of Ramada Inc. ("Ramada") through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in the 2000 second quarter. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation ("Boyd Gaming Case"). In 1999, the Boyd Gaming Case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during the 2000 second quarter.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Internal Revenue Service is currently examining the income tax returns for the years 1992 through 1999. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through June 28, 2001, was approximately $7,100,000 at June 28, 2001.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended June 28, 2001 and June 29, 2000, are as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income

Less: preferred stock dividends
  and losses on redemption

Net income applicable to
  computations

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2001 $ 16,012 (270) $ 15,742 ======== 37,566 881 667 1,548 39,114 ======== $ .42 ======== $ .40 ========	2000 $ 22,353 (241) $ 22,112 ======== 41,356 999 728 1,727 43,083 ======== $ .53 ======== $ .51 ========	2001 $ 27,403 (398) $ 27,005 ======== 37,889 792 672 1,464 39,353 ======== $ .71 ======== $ .69 ========	2000 $ 33,377 (402) $ 32,975 ======== 41,861 824 733 1,557 43,418 ======== $ .79 ======== $ .76 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7: Contingencies and Commitments

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company's accrued liability was $3,833,000 at both June 28, 2001 and December 28, 2000.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at June 28, 2001, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $25,000,000 at June 28, 2001.

Note 8: Subsequent Events

On June 29, 2001, we amended our Revolver to extend the maturity to June 30, 2005 from June 30, 2003. In addition, the amendment revised the reduction rate so that the maximum amount available under the Revolver decreases by $12 million on March 31, 2004, and quarterly thereafter. The amount available under this facility at June 28, 2001 was $264 million of which we have borrowed $165 million. At June 28, 2001, the weighted average interest rate under the Revolver was 5.96%. As a result of the amendment to the Revolver, effective on June 29, 2001, the weighted average interest rate was 6.21%.

On June 29, 2001, the maturity date of a $52 million term loan among Tropicana Enterprises and a group of banks was extended to June 30, 2005 from June 30, 2003. We have a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that we lease in the operation of the Tropicana Las Vegas.

On July 27, 2001, we issued $175 million principal amount of 9% Senior Subordinated Notes due August 15, 2011 ("Notes"). Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the issuance of the Notes, after payment of the fees and expenses of the issuance, were approximately $171.2 million. The balance of the net proceeds of the Notes were used to repay the outstanding borrowings under the Revolver and for general corporate purposes.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Financial Condition

On June 29, 2001, we amended our Revolver to extend the maturity to June 30, 2005 from June 30, 2003. In addition, the amendment revised the reduction rate so that the maximum amount available under the Revolver decreases by $12 million on March 31, 2004, and quarterly thereafter. The amount available under this facility at June 28, 2001 was $264 million of which we have borrowed $165 million. At June 28, 2001, the weighted average interest rate under the Revolver was 5.96%. As a result of the amendment to the Revolver, effective on June 29, 2001, the weighted average interest rate was 6.21%.

On June 29, 2001, the maturity date of a $52 million term loan among Tropicana Enterprises and a group of banks was extended to June 30, 2005 from June 30, 2003. We have a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that we lease in the operation of the Tropicana Las Vegas.

On July 27, 2001, we issued $175 million principal amount of 9% Senior Subordinated Notes due August 15, 2011 ("Notes"). Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the issuance of the Notes, after payment of the fees and expenses of the issuance, were approximately $171.2 million. The balance of the net proceeds of the Notes were used to repay the outstanding borrowings under the Revolver and for general corporate purposes.

During the first half of 2001, we repurchased 1,447,800 shares of common stock at prices ranging from $9.00 per share to $14.95 per share and at an average price of $11.74 per share, under a program authorized by our Board of Directors. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

We are working on a plan to expand our Atlantic City Tropicana. We expect to commence construction by the end of 2001, with opening contemplated for the second half of 2003. We are targeting a project cost for the expansion of $225 million against which we hope to realize third party contributions, public sector subsidies, tax rebates and other credits, the present value of which could reduce the cost by up to $50 million.

Results of Operations

Six Months Ended June 28, 2001 Compared to Six Months Ended June 29, 2000

Our consolidated revenues in the first half of 2001 were $419.2 million, a 3% decrease over $432.5 million in the first half of 2000. The decrease in revenues was primarily related to a $14.4 million or 4% decrease in casino revenue with a substantial portion of the decrease coming from Tropicana Atlantic City. Consolidated rooms revenue was $2.4 million or 6% higher in the 2001 versus 2000 six-month period reflecting increases at all hotel properties except for Casino Aztar Evansville which had a slight decrease. Consolidated other revenue consists of entertainment, retail and other revenue and was $19.5 million in the first half of 2001 compared with $20.3 million in the first half of 2000. The related direct costs were $16.3 million in the 2001 six-month period versus $16.7 million in the 2000 six-month period. Consolidated operating income was $63.8 million in the first half of 2001, a 2% improvement over $62.8 million in the first half of 2000. Consistent with the decrease in consolidated casino revenue, consolidated casino costs were $7.2 million or 5% lower in the 2001 versus 2000 six-month period, largely due to a decrease in casino costs at Tropicana Atlantic City. Consolidated marketing costs were $7.0 million or 15% lower in the 2001 versus 2000 six-month period primarily due to reduced spending in promotional programs, advertising and contract entertainment at Tropicana Atlantic City. Consolidated utilities expense was $1.5 million or 21% higher in the first half of 2001 compared to the first half

AZTAR CORPORATION AND SUBSIDIARIES

of 2000 primarily due to rising energy prices affecting all properties. The provision for doubtful accounts was $0.8 million lower in the 2001 versus 2000 six-month period. Contributing to the decrease was a more favorable aging of net accounts receivable at the Las Vegas Tropicana. Our net delinquent accounts receivable exposure at the Las Vegas Tropicana has been minimal since the end of the first quarter 2000. When we provide for doubtful accounts receivable, we look at the amount of credit issued, the balance of our net receivable, an aging of that net receivable and consideration of any additional risk factors such as international versus domestic. The analysis we perform in evaluating our net receivable balance consists of separating receivables into those that are routine and small in balance where we provide an allowance based on aging and those that are larger in balance or nonroutine in nature where we provide an allowance that subjectively considers their characteristics in addition to aging, such as credit and payment history of the customer, financial condition of the customer, collection strategies that can be used, collateral that can be obtained and whether it is international or domestic. Consolidated rent expense was $1.3 million or 16% higher in the 2001 versus 2000 six-month period primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000.

Consolidated interest expense was $2.1 million or 10% lower in the 2001 versus 2000 six-month period primarily as a result of lower levels of debt outstanding combined with lower interest rates. In addition, capitalized interest relating to the Tropicana Atlantic City expansion for the first half of 2001 reduced consolidated interest expense by $0.5 million. There was no capitalized interest for the first half of 2000.

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with IRS examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in the 2000 second quarter. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation ("Boyd Gaming Case"). In 1999, the Boyd Gaming Case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during the 2000 second quarter.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $222.9 million in the first half of 2001, down 4% from $232.0 million in the first half of 2000. Decreased spending in promotional giveaways as well as harsh winter weather during our 2001 first quarter, particularly a major storm over the New Year's Eve weekend which fell in our fiscal first quarter contributed to the decline in Tropicana Atlantic City's revenues for the first half of 2001. Casino revenue was 5% lower in the 2001 versus 2000 six-month period, primarily reflecting a 10% decrease in games revenue combined with a 2% decrease in slot revenue. The decline in games revenue was a result of decreases in the hold percentage and the volume of play. The table games hold percentage was 15.2% in the 2001 first half compared with 16.4% in the 2000 first half. Rooms revenue was $1.3 million or 14% higher in the 2001 versus 2000 six-month period, as a result of an increase in the average daily rate and an increase in rooms occupied on a noncomplimentary basis.

Tropicana Atlantic City had operating income of $41.9 million in the first half of 2001, a 2% improvement over $41.1 million in the first half of 2000. Consistent with the decrease in casino revenue, casino costs were 5% lower in the 2001 versus 2000 six-month period. Contributing to the decline in casino costs was a 15% reduction in coin offers to slot players in the 2001 versus 2000 six-month period. Marketing costs were 14% lower in the 2001 versus 2000 six-month period primarily due to reduced spending in promotional programs, advertising and contract entertainment. Operating income is after rent and depreciation and amortization expenses. Rent

AZTAR CORPORATION AND SUBSIDIARIES

expense was $1.3 million in the 2001 six-month period compared to $1.1 million in the 2000 six-month period. Depreciation and amortization was $13.2 million in the six months ended 2001 compared to $13.1 million in the six months ended 2000.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $80.7 million in the first half of 2001, a 2% increase from $78.9 million in the first half of 2000. Casino revenue was 2% higher in the 2001 versus 2000 six-month period, primarily due to a 2% increase in games revenue combined with a 2% increase in slot revenue. Games revenue increased as a result of a higher hold percentage. The table games hold percentage was 17.1% in the 2001 first half compared with 15.0% in the 2000 first half.

Tropicana Las Vegas had operating income of $6.8 million in the first half of 2001, a 39% improvement over $4.9 million in the first half of 2000. Utilities expense was 59% higher in the 2001 versus 2000 six-month period primarily due to rising energy prices. Operating income is after rent and depreciation and amortization expenses. Rent expense was $4.8 million in the 2001 six-month period compared to $5.1 million in the 2000 six-month period. Depreciation and amortization was $4.0 million in the first half of 2001 compared to $4.8 million in the first half of 2000.

RAMADA EXPRESS At Ramada Express, total revenues were $50.6 million in the 2001 six-month period, down 4% from $52.9 million in the 2000 six-month period. Utilities expense was 45% higher in the 2001 versus 2000 six-month period primarily due to rising energy prices. Operating income was $11.2 million in the first half of 2001 compared to $11.4 million in the first half of 2000. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the six months ended 2001 compared to $0.3 million in the six months ended 2000. Depreciation and amortization was $2.8 million in the 2001 six-month period compared to $2.6 million in the 2000 six-month period.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $52.3 million in the first half of 2001, down 6% from $55.8 million in the first half of 2000. Operating income was $9.9 million in the 2001 six-month period compared to $11.3 million in the 2000 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $3.2 million in the first half of 2001 compared to $1.6 million in the first half of 2000. Rent expense increased in the 2001 versus 2000 six-month period primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. Depreciation and amortization was $4.5 million in the 2001 six-month period compared to $5.1 million in the 2000 six-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $12.7 million in the first half of 2001 compared to $12.9 million in the first half of 2000. Casino Aztar Caruthersville had operating income of $0.8 million in the first half of 2001, an improvement over $0.3 million in the first half of 2000. Operating income is after depreciation and amortization of $1.4 million in the 2001 six-month period compared to $1.6 million in the 2000 six-month period.

Quarter Ended June 28, 2001 Compared to Quarter Ended June 29, 2000

Our consolidated revenues in the 2001 second quarter were $210.9 million, a 5% decrease over $221.0 million in the 2000 second quarter. Casino revenue was $10.0 million or 6% lower in the 2001 versus 2000 second quarter, reflecting decreases at all the properties. Consolidated operating income was $35.0 million in the second quarter of 2001, a 2% improvement over $34.3 million in the second quarter of 2000. Consolidated casino costs decreased by $5.4 million or 7% in the 2001 versus 2000 second quarter as a result of the decrease in consolidated casino revenue. Consolidated marketing costs were $3.8 million or 16% lower in the 2001 versus 2000 second quarter primarily due to reduced spending in promotional programs, advertising and contract entertainment at the Tropicana Atlantic City. Consolidated rent expense was $0.5 million or 12% higher in the 2001 versus 2000 second quarter

AZTAR CORPORATION AND SUBSIDIARIES

primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000.

Consolidated interest expense was $1.3 million or 12% lower in the 2001 versus 2000 second quarter primarily as a result of lower levels of debt outstanding combined with lower interest rates. In addition, capitalized interest on the Tropicana Atlantic City expansion for the 2001 second quarter reduced consolidated interest expense by $0.3 million. There was no capitalized interest for the 2000 second quarter.

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with IRS examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in the 2000 second quarter. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation ("Boyd Gaming Case"). In 1999, the Boyd Gaming Case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during the 2000 second quarter.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $116.3 million in the 2001 second quarter, down 4% from $121.0 million in the 2000 second quarter. Decreased spending in promotional giveaways contributed to the decline in the Tropicana Atlantic City revenues during the second quarter of 2001. Casino revenue was 5% lower in the 2001 versus 2000 second quarter, primarily reflecting a 7% decrease in games revenue combined with a 3% decrease in slot revenue. Games revenue decreased as a result of a lower hold percentage. The table games hold percentage was 15.8% in the 2001 second quarter compared with 17.2% in the 2000 second quarter.

Tropicana Atlantic City had operating income of $25.8 million in the 2001 second quarter, a 10% improvement over $23.5 million in the 2000 second quarter. Consistent with the decrease in casino revenue, casino costs were 6% lower in the 2001 versus 2000 second quarter. Contributing to the decrease in casino costs was a 19% reduction in coin offers to slot players in the 2001 versus 2000 second quarter. Marketing costs were 15% lower in the 2001 versus 2000 second quarter primarily due to reduced spending in promotional programs, advertising and contract entertainment. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.6 million in the 2001 second quarter compared to $0.7 million in the 2000 second quarter. Depreciation and amortization was $6.6 million in the second quarter of 2001 compared to $6.5 million in the second quarter of 2000.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $39.7 million in the 2001 second quarter, down 3% from $40.9 million in the last year's second quarter. Utilities expense was 63% higher in the 2001 versus 2000 second quarter, primarily due to rising energy prices. Operating income was $3.6 million in the second quarter of 2001 compared to $3.8 million in the second quarter of 2000. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.4 million in the 2001 second quarter compared to $2.6 million in the 2000 second quarter. Depreciation and amortization was $2.0 million in the second quarter of 2001 compared to $2.3 million in the second quarter of 2000.

RAMADA EXPRESS At Ramada Express, total revenues were $23.9 million in the 2001 second quarter, down 5% from $25.2 million in the 2000 second quarter. Utilities expense was 33% higher in the 2001 versus 2000 second quarter primarily due to. rising energy prices. Operating income was $4.5 million in the 2001 second quarter

AZTAR CORPORATION AND SUBSIDIARIES

compared to $4.6 million in the 2000 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.4 million in the 2001 second quarter compared to $1.3 million in the last year's second quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $25.0 million in the 2001 second quarter, down 9% from $27.6 million in the 2000 second quarter. Operating income was $4.2 million in the 2001 second quarter, a 21% decrease from $5.3 million in the 2000 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.6 million in the 2001 second quarter compared to $0.8 million in the 2000 second quarter. Rent expense increased in the 2001 versus 2000 second quarter primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. Depreciation and amortization was $2.2 million in the 2001 second quarter compared to $2.6 million in the 2000 second quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.0 million in the 2001 second quarter, a 5% decrease from $6.3 million in the 2000 second quarter. Casino Aztar Caruthersville had operating income of $0.3 million in the second quarter of 2001, an improvement over $0.1 million in the second quarter of 2000. Operating income is after depreciation and amortization of $0.7 million in both periods.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 28, 2000, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2000 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

AZTAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2000, see "Note 8: Subsequent Events" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 10, 2001, two items were voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2004 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:

Votes Cast
	Nominee Gordon M. Burns Robert S. Rosow	For 35,504,178 35,479,666	Withheld 134,309 147,271
2.	The 2000 Nonemployee Directors Stock Option Plan was adopted. The relevant voting information is as follows:
	For Against Abstain Broker Non-Votes	Votes Cast 32,611,477 2,527,953 499,057 2,291,319

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

None.
(b) Reports on Form 8-K

On July 11, 2001, the Company filed a report on Form 8-K under Item 5. Other Events to file, as Exhibit 10.1, Amendment No. 6, dated June 29, 2001 to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders party thereto and Bank of America, N.A., as administrative agent.

On July 17, 2001, the Company filed a report on Form 8-K under Item 5. Other Events to file, as Exhibit 99.1, a press release issued by the Registrant on July 10, 2001, announcing the Company's financial results for its second fiscal quarter ended June 28, 2001.

On August 3, 2001, the Company filed a report on Form 8-K under Item 5. Other Events to file, as Exhibit 99.1, a press release issued by the Registrant on July 30, 2001, announcing the completion of its private placement of $175 million of 9% Senior Subordinated Notes due 2011.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date August 8, 2001	AZTAR CORPORATION (Registrant) By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer

