Form 10-Q
period 2001-09-27
AZTAR CORP
filed 2001-11-09
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2001 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At October 25, 2001, the registrant had outstanding 36,555,764 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Deferred charges and other assets

September 27, 2001 $ 81,650 21,619 8,082 10,148 17,599 139,098 6,566 23,124 713,654 104,957 27,733 715 847,059 36,288 $1,052,135 ==========	December 28, 2000 $ 48,080 21,769 8,446 9,987 18,938 107,220 7,007 21,523 727,164 104,957 6,090 1,390 839,601 36,345 $1,011,696 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $8,862 and $11,905)

Shareholders' equity:
  Common stock, $.01 par value (36,843,131 and
    38,696,672 shares outstanding)
  Paid-in capital
  Retained earnings
  Less: Treasury stock

    Total shareholders' equity

September 27, 2001 $ 60,540 26,894 11,095 4,737 1,353 1,498 106,117 459,042 20,031 16,518 6,070 516 430,268 160,834 (147,261) 444,357 $1,052,135 ==========	December 28, 2000 $ 53,356 27,377 5,470 4,764 1,608 1,544 94,119 463,011 20,307 5,153 6,400 515 428,537 116,194 (122,540) 422,706 $1,011,696 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended September 27, 2001 and September 28, 2000
(in thousands, except per share data)
Third Quarter	Nine Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share
  assuming dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2001

$175,014
19,434
13,769
   9,896
218,113

72,063
10,189
13,596
8,206
21,752
19,156
5,088
6,103
1,092
6,358
4,306
  12,861
 180,770

37,343

392
(9,529)

    (845)

27,361

  (9,536)

$ 17,825
========

$    .47

$    .46

37,223

38,879

  2000

$177,389
19,270
14,672
  10,874
222,205

77,367
10,292
14,558
8,922
22,174
19,696
4,730
6,094
540
6,079
4,478
  13,478
 188,408

33,797

313
 (10,407)

  (1,081)

22,622

  (8,070)

$ 14,552
========

$    .35

$    .34

40,428

42,397

  2001

$506,783
58,494
42,654
  29,382
637,313

214,373
29,771
41,762
24,502
61,835
57,908
13,415
18,170
2,936
18,750
13,995
  38,788
 536,205

101,108

1,108
(28,691)

  (2,825)

70,700

 (25,472)

$ 45,228
========

$   1.19

$   1.15

37,670

39,178

  2000

$523,592
55,980
43,922
  31,198
654,692

226,875
29,062
43,043
25,648
69,211
58,826
11,604
19,198
3,204
17,997
12,828
  40,644
 558,140

96,552

995
 (31,669)

  (3,166)

62,712

 (14,783)

$ 47,929
========

$   1.14

$   1.10

41,383

43,078

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended September 27, 2001 and September 28, 2000
(in thousands)
Nine Months

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

    Cash and cash equivalents at end of period

  2001

$ 45,228

39,723
2,936
964
(753)

441
12,704

(2,786)
--

203

12,799
     273

 111,732

1,380
(41,805)
  (4,303)

 (44,728)

305,100
1,350
(309,369)
(26)
(4,732)
(24,708)
(499)
    (550)

 (33,434)

33,570
  48,080

$ 81,650
========

  2000

$ 47,929

41,539
3,204
1,291
(678)

504
(1,719)

(1,623)
881

86

24,176
     460

 116,050

1,956
(17,620)
  (6,778)

 (22,442)

182,800
4,120
(238,791)
(1,215)
--
(46,866)
(541)
    (623)

(101,116)

(7,508)
  54,180

$ 46,672
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended September 27, 2001 and September 28, 2000
(in thousands)
Nine Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Other long-term liabilities reduced for deferred charges
    and other assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2001 $ 13 50 $ 22,130 12,426	2000 $ 737 -- $ 25,425 10,691

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended September 27, 2001 and September 28, 2000
(in thousands, except number of shares)
Nine Months

Common stock:
  Beginning balance
  Stock options exercised for 178,334 and 723,523 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Treasury stock:
  Beginning balance
  Repurchase of 2,031,000 and 3,753,800 shares of common
    stock at cost
  Repurchase of 1,081 and 95,543 shares of common stock,
    at cost, in connection with stock options exercised

    Ending balance

2001 $ 515 1 516 428,537 1,362 369 430,268 116,194 (588) 45,228 160,834 (122,540) (24,708) (13) (147,261) $444,357 ========	2000 $ 506 8 514 420,786 5,357 1,371 427,514 63,963 (602) 47,929 111,290 (57,345) (46,657) (946) (104,948) $434,370 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services and admissions to our riverboats. These revenues are recognized as earned which generally coincides with payment in cash or by credit card. The interest that was capitalized during the third quarter and nine months ended 2001 was $357,000 and $835,000, respectively. There was no interest capitalized during the third quarter or nine months ended 2000. Capitalized costs related to various development projects, included in deferred charges and other assets, were $5,691,000 and $7,358,000 at September 27, 2001 and December 28, 2000, respectively. For additional information regarding significant accounting policies, Las Vegas Tropicana redevelopment, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 28, 2000.

Note 2: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results for the Company¢ s unconsolidated partnership, accounted for using the equity method for the periods ended September 27, 2001 and September 28, 2000 (in thousands):
	Third Quarter		Nine Months
Revenues Operating expenses Operating income Interest expense Net income	2001 $ 4,111 (684) 3,427 (737) $ 2,690 ========	2000 $ 4,514 (684) 3,830 (1,199) $ 2,631 ========	2001 $ 12,855 (2,059) 10,796 (2,784) $ 8,012 ========	2000 $ 13,323 (2,059) 11,264 (3,445) $ 7,819 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
	Third Quarter		Nine Months
Equity in unconsolidated partnership's loss	2001 $ (845)	2000 $ (1,081)	2001 $ (2,825)	2000 $ (3,166)

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolving credit facility ("Revolver");
    floating rate; matures June 30, 2005
Term loan ("Term Loan"); floating rate,
    6.2% at September 27, 2001; matures
    June 30, 2005
Other notes payable; 14.6%; maturities
    to 2002
Obligations under capital leases

Less current portion

September 27, 2001 $235,000 175,000 -- 49,000 217 1,178 460,395 (1,353) $ 459,042 =========	December 28, 2000 $235,000 -- 178,000 49,375 422 1,822 464,619 (1,608) $463,011 ========

On June 29, 2001, the Company amended its Revolver to, among other things, extend the maturity to June 30, 2005 from June 30, 2003. In addition, the amendment revised the reduction rate so that the maximum amount available under the Revolver decreases by $12 million on March 31, 2004, and quarterly thereafter. The amount available under this facility at September 27, 2001 was $264 million.

On July 27, 2001, the Company issued $175 million principal amount of 9% Senior Subordinated Notes due August 15, 2011 ("9% Notes"). Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the issuance of the 9% Notes, after payment of the fees and expenses of the issuance, were approximately $171.2 million. The balance of the net proceeds of the 9% Notes was used to repay the outstanding borrowings under the Revolver and for general corporate purposes.

At any time prior to August 15, 2006, the 9% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.5% of the principal amount and (ii) all required interest payments through August 15, 2006, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after August 15, 2006, the 9% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.5% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning August 15, 2009.

The 9% Notes, ranked pari passu with the 8 7/8% Notes, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 9% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 9% Notes limit the ability of the Company to incur indebtedness or engage in mergers, consolidations or sales of assets.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans
Accrued rent expense
Obligation to City of Evansville and other
    civic and community organizations
Las Vegas Boulevard beautification
    assessment

Less current portion

September 27, 2001 $ 13,239 7,915 -- 375 21,529 (1,498) $ 20,031 ========	December 28, 2000 $ 12,732 8,668 50 401 21,851 (1,544) $ 20,307 ========

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

The Indiana Department of Revenue ("IDR") is currently examining the income tax returns for the years 1998 through 2000. The Company has received proposed assessments from the IDR in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through September 27, 2001, was approximately $7,400,000 at September 27, 2001.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended September 27, 2001 and September 28, 2000, are as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

Net income per common share

Net income per common share
  assuming dilution

2001 $ 17,825 (191) 17,634 121 $ 17,755 ======== 37,223 1,014 642 1,656 38,879 ======== $ .47 ======== $ .46 ========	2000 $ 14,552 (200) 14,352 -- $ 14,352 ======== 40,428 1,266 703 1,969 42,397 ======== $ .35 ======== $ .34 ========	2001 $ 45,228 (588) 44,640 364 $ 45,004 ======== 37,670 866 642 1,508 39,178 ======== $ 1.19 ======== $ 1.15 ========	2000 $ 47,929 (602) 47,327 -- $ 47,327 ======== 41,383 972 723 1,695 43,078 ======== $ 1.14 ======== $ 1.10 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7: Contingencies and Commitments

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada (the "Restructuring") on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company's accrued liability was $3,833,000 at both September 27, 2001 and December 28, 2000.

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

The Tropicana Las Vegas lease agreement contains a provision that requires the Company to maintain an additional security deposit with the lessor of $21,996,000 in cash or a letter of credit if the Tropicana Las Vegas operation fails to meet certain financial tests. The Company has a 50% partnership interest in the lessor.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at September 27, 2001, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $24,000,000 at September 27, 2001.

Item 2. Management's Discussion and Analysis

Financial Condition

On June 29, 2001, we amended our Revolver to extend the maturity to June 30, 2005 from June 30, 2003. In addition, the amendment revised the reduction rate so that the maximum amount available under the Revolver decreases by $12 million on March 31, 2004, and quarterly thereafter. The amount available under this facility at September 27, 2001 was $264 million.

On June 29, 2001, the maturity date of a $52 million term loan among Tropicana Enterprises and a group of banks was extended to June 30, 2005 from June 30, 2003. At September 27, 2001, the balance of this term loan was $51 million. We have a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property and certain personal property that we lease in the operation of the Tropicana Las Vegas.

AZTAR CORPORATION AND SUBSIDIARIES

On July 27, 2001, we issued $175 million principal amount of 9% Senior Subordinated Notes due August 15, 2011 ("9% Notes"). Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the issuance of the 9% Notes, after payment of the fees and expenses of the issuance, were approximately $171.2 million. The balance of the net proceeds of the 9% Notes was used to repay the outstanding borrowings under the Revolver and for general corporate purposes.

During the 2001 nine-month period, we repurchased 2,031,000 shares of common stock at prices ranging from $9.00 per share to $16.10 per share and at an average price of $12.13 per share. Subsequent to the end of the third quarter, we also repurchased 303,700 shares, which was the balance remaining to be repurchased under a program authorized by our Board of Directors. From the beginning of the share repurchase program in May 1999 through its completion, we repurchased 11.0 million shares at prices ranging from $6.69 per share to $16.10 per share and at an average price of $11.64 per share. Purchases under our stock repurchase program were made from time to time in the open market or privately negotiated transactions, depending on market prices and other business factors.

We are working on a plan to expand our Atlantic City Tropicana. We expect to commence construction in May 2002, with opening contemplated for March 2004. We are targeting a project cost for the expansion of $225 million, against which we hope to realize third-party contributions, public sector subsidies, tax rebates and other credits, the present value of which could reduce the cost by up to $50 million.

Results of Operations

Nine Months Ended September 27, 2001 Compared to Nine Months Ended September 27, 2000

Our consolidated revenues in the 2001 nine-month period were $637.3 million, a 3% decrease over $654.7 million in the 2000 nine-month period. The decrease in revenues was primarily related to a $16.8 million or 3% decrease in casino revenue, with a substantial portion of the decrease coming from Tropicana Atlantic City and Casino Aztar Evansville. Consolidated rooms revenue was $2.5 million or 4% higher in the 2001 versus 2000 nine-month period, reflecting increases at all hotel properties except for Casino Aztar Evansville, which had a slight decrease. Consolidated other revenue consists of entertainment, retail and other revenue and was $29.4 million in the 2001 nine-month period compared with $31.2 million in the 2000 nine-month period. The related direct costs were $24.5 million in the 2001 nine-month period versus $25.6 million in the 2000 nine-month period. Consolidated operating income was $101.1 million in the 2001 nine-month period, a 5% improvement over $96.6 million in the 2000 nine-month period. Consistent with the decrease in consolidated casino revenue, consolidated casino costs were $12.5 million or 6% lower in the 2001 versus 2000 nine-month period, largely due to a decrease in casino costs at Tropicana Atlantic City and Casino Aztar Evansville. Consolidated marketing costs were $7.4 million or 11% lower in the 2001 versus 2000 nine-month period primarily due to reduced spending on promotional programs, advertising and contract entertainment at Tropicana Atlantic City, combined with decreased spending on promotional programs and advertising at Casino Aztar Evansville. Consolidated utilities expense was $1.8 million or 16% higher in the 2001 nine-month period compared to the 2000 nine-month period primarily due to rising energy prices affecting all properties. Consolidated rent expense was $1.2 million or 9% higher in the 2001 versus 2000 nine-month period primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000.

Consolidated interest expense was 9% or $3.0 million lower in the 2001 versus 2000 nine-month period primarily as a result of lower levels of debt outstanding combined with lower interest rates. In addition, capitalized interest relating to the Tropicana Atlantic City expansion for the 2001 nine-month period reduced consolidated interest expense by $0.8 million. There was no capitalized interest for the 2000 nine-month period.

AZTAR CORPORATION AND SUBSIDIARIES

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with IRS examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7.5 million in the 2000 second quarter. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation. In 1999, the Boyd Gaming case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during the 2000 second quarter.

The Indiana Department of Revenue is currently examining the income tax returns for the years 1998 through 2000. The Company has received proposed assessments from the IDR in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through September 27, 2001, was approximately $7,400,000 at September 27, 2001.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $348.8 million in the 2001 nine-month period, down 3% from $358.6 million in the 2000 nine-month period. Decreased spending on promotional giveaways as well as harsh winter weather during our 2001 first quarter, particularly a major storm over the New Year's Eve weekend which fell in our fiscal first quarter, contributed to the decline in Tropicana Atlantic City's revenues for the nine months ended 2001. Casino revenue was 3% lower in the 2001 versus 2000 nine-month period, primarily reflecting a 3% decrease in games revenue combined with a 3% decrease in slots revenue. The decline in games revenue was a result of a decrease in the volume of play. Rooms revenue was $1.3 million or 8% higher in the 2001 versus 2000 nine-month period, primarily as a result of an increase in the average daily rates and an increase in the rooms occupied on a noncomplimentary basis.

Tropicana Atlantic City had operating income of $73.2 million in the 2001 nine-month period, a 7% improvement over $68.3 million in the 2000 nine-month period. Consistent with the decrease in casino revenue, casino costs were 7% lower in the 2001 versus 2000 nine-month period. Contributing to the decline in casino costs was a 22% reduction in coin offers to slot players in the 2001 versus 2000 nine-month period. Marketing costs were 9% lower in the 2001 versus 2000 nine-month period primarily due to reduced spending on promotional programs, advertising and contract entertainment. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.9 million in the 2001 nine-month period compared to $1.8 million in the 2000 nine-month period. Depreciation and amortization was $19.7 million in the nine months ended 2001 compared to $19.5 million in the nine months ended 2000.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $118.5 million in the 2001 nine-month period, a slight increase from $117.3 million in the 2000 nine-month period. Tropicana Las Vegas had operating income of $8.3 million in the 2001 nine-month period, a 20% improvement over $6.9 million in the 2000 nine-month period. Utilities expense was 43% higher in the 2001 versus 2000 nine-month period primarily due to rising energy prices. Operating income is after rent and depreciation and amortization expenses. Rent expense was $7.1 million in the 2001 nine-month period compared to $7.6 million in the 2000 nine-month period. Depreciation and amortization was $5.8 million in the 2001 nine-month period compared to $7.2 million in the 2000 nine-month period.

AZTAR CORPORATION AND SUBSIDIARIES

RAMADA EXPRESS At Ramada Express, total revenues were $72.2 million in the 2001 nine-month period, down 4% from $75.3 million in the 2000 nine-month period. Utilities expense was 36% higher in the 2001 versus 2000 nine-month period primarily due to rising energy prices. Operating income was $13.4 million in the 2001 nine-month period compared to $13.6 million in the 2000 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.3 million in the nine months ended 2001 compared to $0.5 million in the nine months ended 2000. Depreciation and amortization was $4.3 million in the 2001 nine-month period compared to $4.0 million in the 2000 nine-month period.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $78.8 million in the 2001 nine-month period, down 7% from $84.5 million in the 2000 nine-month period. Casino revenue was 6% lower in the 2001 versus 2000 nine-month period, primarily reflecting a 12% decrease in games revenue combined with a 5% decrease in slot revenue. The decrease in games revenue was a result of a decrease in the volume of play. Consistent with the decrease in casino revenue, casino costs were 8% lower in the 2001 versus 2000 nine-month period. Casino costs were lower due to a lower wagering tax that is based on revenue and reduced costs of complimentaries. Marketing costs were 21% lower in the 2001 versus 2000 nine-month period due to decreased spending on promotional programs and advertising. Operating income was $14.8 million in the 2001 nine-month period, an 11% decrease from $16.7 million in the 2000 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $4.4 million in the 2001 nine-month period compared to $2.6 million in the 2000 nine-month period. Rent expense increased in the 2001 versus 2000 nine-month period primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. Depreciation and amortization was $6.8 million in the 2001 nine-month period compared to $7.6 million in the 2000 nine-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $19.0 million in both periods. Casino Aztar Caruthersville had operating income of $1.1 million in the 2001 nine-month period, an improvement over $0.3 million in the 2000 nine-month period. Operating income is after depreciation and amortization of $2.2 million in the nine months ended 2001 compared to $2.3 million in the nine months ended 2000.

Quarter Ended September 27, 2001 Compared to Quarter Ended September 28, 2000

Our consolidated revenues in the 2001 third quarter were $218.1 million, a 2% decrease over $222.2 million in the 2000 third quarter. The decrease in revenues was primarily related to a decrease in casino revenue, with a substantial portion of the decrease coming from Casino Aztar Evansville. Consolidated operating income was $37.3 million in the third quarter of 2001, a 10% improvement over $33.8 million in the third quarter of 2000. Consolidated casino costs decreased by $5.3 million or 7% in the 2001 versus 2000 third quarter. Contributing to the decrease in casino costs was a reduction in coin offers to slot players at Tropicana Atlantic City. In addition, casino costs were lower at Casino Aztar Evansville consistent with the decrease in casino revenue.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $125.9 million in the 2001 third quarter, down slightly from $126.6 million in the 2000 third quarter. Casino revenue was $112.4 million for both periods. In the 2001 versus 2000 third quarter, slot revenue decreased by 4% while games revenue increased by 11%. Games revenue increased as a result of a higher hold percentage. The table games hold percentage was 17.6% in the 2001 third quarter compared with 14.7% in the 2000 third quarter.

AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Atlantic City had operating income of $31.3 million in the 2001 third quarter, a 15% improvement over $27.2 million in the 2000 third quarter. Casino costs were 10% lower in the 2001 versus 2000 third quarter. Contributing to the decrease in casino costs was a 33% reduction in coin offers to slot players in the 2001 versus 2000 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.6 million in the 2001 third quarter compared to $0.7 million in the 2000 third quarter. Depreciation and amortization was $6.6 million in the third quarter of 2001 compared to $6.4 million in the third quarter of last year.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.8 million in the 2001 third quarter, down slightly from $38.3 million in the 2000 third quarter. Utilities expense was 22% higher in the 2001 versus 2000 third quarter, primarily due to rising energy prices. Operating income was $1.4 million in the third quarter of 2001 compared to $2.1 million in the third quarter of 2000. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.3 million in the 2001 third quarter compared to $2.5 million in the 2000 third quarter. Depreciation and amortization was $1.9 million in the third quarter of 2001 compared to $2.4 million in the third quarter of 2000.

RAMADA EXPRESS At Ramada Express, total revenues were $21.7 million in the 2001 third quarter, down 3% from $22.4 million in the 2000 third quarter. Utilities expense was 24% higher in the 2001 versus 2000 third quarter primarily due to rising energy prices. Operating income was $2.3 million in both periods. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.4 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $26.5 million in the 2001 third quarter, down 8% from $28.8 million in the 2000 third quarter. Casino revenue was 7% lower in the 2001 versus 2000 third quarter, primarily reflecting a 12% decrease in games revenue combined with a 6% decrease in slot revenue. The decrease in games revenue was primarily a result of a decrease in the volume of play. Operating income was $4.9 million in the 2001 third quarter, an 8% decrease from $5.3 million in the 2000 third quarter. Consistent with the decrease in casino revenue, casino costs were 7% lower in the 2001 versus 2000 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.2 million in the 2001 third quarter compared to $1.1 million in the 2000 third quarter. Rent expense increased in the 2001 versus 2000 third quarter primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. Casino revenue is a component used in the calculation of rent expense. During the 2001 third quarter, as a result of lower than anticipated casino revenue since December 2000, we revised our estimate of rent expense and recorded a $0.3 million reduction in rent. Depreciation and amortization was $2.3 million in the 2001 third quarter compared to $2.6 million in last year's third quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.2 million in the 2001 third quarter, a 2% increase from $6.1 million in the 2000 third quarter. Casino Aztar Caruthersville had operating income of $0.3 million in the third quarter of 2001 compared to an operating income that was at break-even for the third quarter of 2000. Operating income is after depreciation and amortization of $0.7 million in both periods.

AZTAR CORPORATION AND SUBSIDIARIES

Impact of Recent Events

The September terrorist attacks as well as the ensuing economic conditions have resulted in an increased level of uncertainty with regard to our near term operating results. Since the end of our third quarter through the end of our fiscal month of October, these developments have had a modest impact on our consolidated operating and financial results. We are unable to predict any future effects.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

In October 2001, the Financial Accounting Standards Board issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

The Company is currently evaluating the provisions of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 28, 2000, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2000 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; redevelopment of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such redevelopment; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with

AZTAR CORPORATION AND SUBSIDIARIES

the SEC: those factors relating to terrorist activities, construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2000, see "Note 3: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
(a)

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 28, 2000, the defendants have filed a supplement to their memorandum in opposition to class certification and the plaintiffs have filed their reply. The hearing on the motion for class certification has been scheduled for November 15, 2001.

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
Date November 8, 2001	AZTAR CORPORATION (Registrant) By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer