Form 10-K405
period 2002-01-03
AZTAR CORP
filed 2002-03-07
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2002
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $838,211,244 at March 1, 2002 and is based on a closing price of $22.77 and 36,812,088 common shares outstanding.

     At March 1, 2002, the registrant had outstanding 37,007,970 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2002 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2002 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2002 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the caption "ELECTION OF DIRECTORS OF THE COMPANY"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION" except under the subcaption "Compensation Committee Report"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"

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

Aztar operates in major domestic gaming markets with casino hotel facilities in Atlantic City, New Jersey, and Las Vegas and Laughlin, Nevada. Aztar operates riverboat casinos in Caruthersville, Missouri, and Evansville, Indiana. Aztar is an experienced developer and operator of casinos that provide an excellent gaming environment. Each of our casinos is designed and operated to serve the unique demographics of its particular market.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including an adjoining development site, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 1,624 hotel rooms and a 137,000-square-foot casino with 4,120 slot machines, 172 table games, a baccarat lounge and a poker room. This facility has parking facilities to accommodate 3,100 vehicles. Tropicana Atlantic City also features:

-	a 2,003-seat theatrical showroom which regularly presents headliner entertainment;
-	approximately 47,000 square feet of meeting, convention and banquet space;
-	four gourmet restaurants and several medium-priced restaurants; and
-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

As 2001 began, we publicly announced plans to expand our Atlantic City Tropicana. We are pursuing a major redevelopment on a 3.5-acre site we have assembled. During 2001, we spent $12.1 million on this project for architectural design and development work and we capitalized $1.3 million of interest. We also spent $7.9 million to add slot machines and expand the casino into space that was previously used for other purposes.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.3 billion in gaming revenues in 2001 and 2000. There are several infrastructure developments that have recently been completed or which are underway that may attract additional people to Atlantic City. These developments include new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a convention center with the largest exhibition space between New York and Washington, D.C.

The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on census data, there are approximately 27 million persons within a 120-mile radius of Atlantic City and 62 million persons within a 300-mile radius. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The marina projects are expected to open over the course of a number of years. When these projects open they will create increased competition in Atlantic City. However, our view is that these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact of those projects on our existing Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,875 hotel rooms and suites and a 62,000-square-foot casino containing 1,383 slot machines and 31 table games. The facility also has parking to accommodate approximately 2,300 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 100,000 square feet of convention and exhibit space;
-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 127,000 hotel rooms at the end of 2001. Gaming revenue in Las Vegas was $6.0 billion in 2001, a 1% decrease from 2000. During 1999, 3 new mega-resorts, known as Mandalay Bay, Venetian and Paris, opened on the Strip. Another major casino hotel, known as Aladdin, with approximately 2,600 rooms, opened in mid-August 2000.

Aztar leases the Tropicana Las Vegas, through a wholly-owned subsidiary, from an unconsolidated partnership in which we have a noncontrolling 50% interest. We have an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right to purchase the partnership interest for $120 million. On January 29, 2002, we exercised this option and on February 28, 2002, we completed the purchase. We are conducting feasibility studies to master-plan a potential development of the Tropicana Las Vegas site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,501 hotel rooms and a 52,000-square-foot casino containing 1,579 slot machines and 28 table games. The facility also has parking to accommodate 2,900 vehicles. Ramada Express also features:

-	five restaurants;
-	a lounge; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2001 was $0.5 billion, a 3% decrease from 2000.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,360 square feet of casino space with 1,345 slot machines and 54 table games. Casino Aztar Evansville has a 250-room hotel and has parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	three restaurants;
-	a sidewalk café;
-	an entertainment lounge;
-	a gift shop; and
-	a full-service Starbucks

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Gaming revenue in the Southern Indiana market (five riverboats) grew by 13% in 2001 to $0.9 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, the property operates in a more competitive environment due to the opening in November 1998 of a riverboat near Louisville, Kentucky and the opening in late October 2000 of a riverboat in our outer market between Louisville, Kentucky and Cincinnati, Ohio. There is also increased competition as a result of dockside gaming being allowed in Illinois. The Indiana General Assembly is considering legislation that would allow flexible boarding. However, also being considered is a change in the tax on casino revenue from a flat 20 percent to a progressive tax schedule. In addition, the admission tax would be raised to $4.00 per person from $3.00 per person.

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri. The property is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. The casino riverboat has a capacity of 800 passengers plus crew and contains approximately 20,000 square feet of casino space with 755 slot machines and 14 table games. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

-	a restaurant;
-	a sports lounge; and
-	a snack bar and other amenities.

In addition, a climate-controlled pavilion and an outdoor arena are used for exhibitions, entertainment, rodeo competitions and other events. We have some unused land at this site and we are encouraging third-party developers to develop facilities on this land that would complement our operations.

COMPETITION

We face intense competition in each of the markets in which our land-based gaming facilities are located. All of our casinos primarily compete with other casinos in their geographic markets and, to a lesser extent, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering and card parlors. We expect this competition to intensify as new gaming operators enter our markets and existing competitors expand their operations. Some of our competitors have significantly greater financial resources than we and as a result we may not be able to successfully compete against them in the future. Several states have considered legalizing casino gaming and others may in the future. In early March 2000, voters in California approved an initiative which expanded Native American gaming within California. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on us.

Tropicana Atlantic City. Tropicana Atlantic City competes with 11 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. No new casinos have opened in Atlantic City since April 1990, but many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. Boyd Gaming Corporation and MGM Mirage have entered into a joint venture to construct a major casino resort called The Borgata to be located in Atlantic City's Marina District. The Borgata is expected to be completed in the summer of 2003 and will include 120,000 square feet of gaming space and 2,010 guest rooms. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the possibility of competition from the potential legalization of casino gaming in Delaware, Maryland, New York and Pennsylvania. In addition, slot machines have been added to race tracks in Delaware and West Virginia.

Tropicana Las Vegas. Tropicana Las Vegas operates in the intensely competitive Las Vegas market. Several major new casino hotels have opened on the Las Vegas Strip during the last several years, including Mandalay Bay, Venetian and Paris. Another major casino hotel, known as Aladdin, opened in mid-August 2000. Announcements have been made for other new developments. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. We cannot assure you that we will be able to compete successfully with this additional capacity in this active market of mega-casinos.

Ramada Express. Ramada Express competes with several other casinos in Laughlin. Ramada Express also competes with casinos outside of Laughlin, including the Mojave tribe's casino hotel located approximately 8 miles south of Laughlin. The Laughlin market is also affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat in the Louisville, Kentucky market area that opened in November 1998 and which added a hotel in 2001 and a recently expanded riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a hotel and riverboat casino in Switzerland County, Indiana, which has recently opened a new golf course. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. In fiscal year 1999, Casino Aztar Evansville had a 15% decrease in casino revenue compared with fiscal year 1998. We believe that the decrease was due to the increased competition and severe winter weather in Evansville's feeder markets in January and March 1999. Casino Aztar Evansville may also face additional future competition from the potential legalization of casino gaming in Kentucky.

Casino Aztar Caruthersville. Casino Aztar Caruthersville competes primarily with other riverboat casinos in nearby states, including a recently expanded riverboat in Metropolis, Illinois and riverboat casinos in Mississippi that attract residents of Casino Aztar Caruthersville's secondary Memphis, Tennessee market. Casino Aztar Caruthersville also competes to a lesser extent with riverboat casinos in other cities in Missouri, none of which are in its primary 60-mile radius market area. Casino Aztar Caruthersville may also face additional future competition from the potential legalization of casino gaming in Arkansas.

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

SEASONALITY

We experience significant fluctuations in our operating results due to seasonality. Tropicana Atlantic City experiences seasonal fluctuation in casino play that is higher during the months of May through October. As a result, Aztar's revenues during the first and fourth quarters have generally been lower than for the second and third quarters and from time to time Aztar has experienced losses in the first and fourth quarters. Because Atlantic City Tropicana's operating results especially depend upon operations in the summer months, any event that adversely affects the operating results of the Atlantic City Tropicana during that period could have a material adverse effect on our operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions including storms and hurricanes that would impede access to Atlantic City and adversely impact our operations.

The gaming markets in Las Vegas and Laughlin experience a slight decrease in gaming activity in the hot summer months and during the holiday period between Thanksgiving and Christmas.

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At January 3, 2002, receivables due from non-United States customers were 18% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

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

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Aztar, Hotel Ramada of Nevada or Ramada Express in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and some key employees of Hotel Ramada of Nevada and Ramada Express must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Some officers, directors and key employees of Aztar who are actively and directly involved in gaming activities of Hotel Ramada of Nevada and Ramada Express may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

The Nevada Act requires any person who acquires more than 5% of any class of Aztar's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of Aztar's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the chairman of the Nevada Board mails the written notice requiring this filing. Under some circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of Aztar's voting securities may apply to the Nevada Commission for a waiver of the finding of suitability if this institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of Aztar, any change in Aztar's corporate charter, bylaws, management, policies or operations of Aztar, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding Aztar's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Under the Nevada Act and in certain circumstances, an "institutional investor" as defined in the Nevada Act, which intends to acquire not more than 15% of any class of nonvoting securities of a privately-held corporation, limited partnership or limited liability company that is also a registered holding or intermediary company or the holder of a gaming license, may apply to the Nevada Commission for a waiver of the usual prior licensing or finding of suitability requirement if such institutional investor holds such nonvoting securities for investment purposes only. An institutional investor shall not be deemed to hold nonvoting securities for investment purposes unless the nonvoting securities were acquired and are held in the ordinary course of business as an institutional investor, do not give the institutional investor management authority, and do not, directly or indirectly, allow the institutional investor to vote for the election or appointment of members of the board of directors, a general partner or manager, cause any change in the articles of organization, operating agreement, other organic document, management, policies or operations, or cause any other action that the Nevada Commission finds to be inconsistent with holding nonvoting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding nonvoting securities for investment purposes only include: (i) nominating any candidate for election or appointment to the entity's board of directors or equivalent in connection with a debt restructuring; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the entity's management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of nonvoting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond the period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Aztar is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with Aztar, Hotel Ramada of Nevada or Ramada Express, Aztar:

-	pays that person any dividend or interest upon its voting securities;
-	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
-	pays remuneration in any form to that person for services rendered or otherwise; or
-	fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation, including Aztar, to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own the debt security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

-	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;
-	recognizes any voting right by such unsuitable person in connection with the securities;
-	pays the unsuitable person remuneration in any form; or
-	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

On May 17, 2001, the Nevada Commission granted Aztar prior approval to make public offerings for a period of two years subject to some conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

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

The sale of alcoholic beverages by Hotel Ramada of Nevada and Ramada Express is subject to licensing, control and regulation by the Clark County Board. All licenses are revocable and are not transferable. The Clark County Board has full power to limit, condition, suspend or revoke any license, and any disciplinary action could (and revocation would) have a material adverse effect upon the operations of Aztar, Hotel Ramada of Nevada or Ramada Express.

  Regulation and Licensing - New Jersey

The ownership and operation of casino hotel facilities and gaming activities in Atlantic City, New Jersey, are subject to extensive state regulation under the New Jersey Casino Control Act, referred to as the "New Jersey Act," and the regulations of the New Jersey Casino Control Commission, referred to as the "New Jersey Commission." In general, the New Jersey Act and regulations provide for more extensive controls over a broader scope of gaming-related activities than does the Nevada regulatory system.

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

The New Jersey Act also established the New Jersey Division of Gaming Enforcement, referred to as the "New Jersey Division," to investigate all license applications, enforce the provisions of the New Jersey Act and attendant regulations and prosecute all proceedings for violations of the New Jersey Act and regulations before the New Jersey Commission. The New Jersey Division also conducts audits and continuing reviews of all casino operations.

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

Notwithstanding this presumption of control, the New Jersey Act provides for a waiver of qualification for passive "institutional investors," as defined by the New Jersey Act, if the institutional investor purchased the securities for investment purposes only and where the securities constitute:

-	less than 10% of the equity securities of a casino licensee's holding or intermediary company; or
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

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries. Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify some definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, there are ten operating riverboat gaming facility sites in Missouri (some with multiple licensed riverboat casinos): one in Caruthersville; three in the St. Louis area; four in the Kansas City area; one in La Grange; and one in St. Joseph.

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

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Aztar Missouri's gaming license was renewed on April 25, 2001 and expires on April 25, 2002. Aztar Missouri will not be required to undergo a full relicensing investigation and hearing until 2003.

The Missouri Gaming Law regulations impose restrictions on the use and transfer of the gaming licenses as well as limitations on transactions engaged in by licensees. The licenses issued by the Missouri Gaming Commission may not be transferred nor pledged as collateral. The Missouri Gaming Law regulations bar a licensee from taking any of the following actions without prior notice to, and approval by, the Missouri Gaming Commission:

-	any transfer or issuance of an ownership interest of five percent or more of the issued and outstanding ownership interest;
-	any private incurrence of debt by the licensee or any holding company of $1,000,000 or more;
-	any public issuance of debt by a licensee or its holding company; and
-	defined "significant related party transactions."

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

Licensees also must submit monthly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under the Missouri rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri Gaming Commission requires comprehensive safety inspections and compliance with local and federal safety requirements. Liquor licenses are issued and regulated by the Missouri Gaming Commission. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission or another entity approved by the Commission.

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

Although the Missouri Gaming Law provides no limit on the amount of riverboat space that may be used for gaming, the Missouri Gaming Commission is empowered to impose space limitations through the adoption of rules and regulations. In addition, the Missouri Gaming Law imposes a $500 loss limit per two-hour period established by each licensee with the approval of the Missouri Gaming Commission. In order to establish an excursion schedule, which allows patrons to enter and exit the gaming floor at any time during the excursion the licensee must prove to the Missouri Gaming Commission that it can enforce the $500 loss limit.

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

  Regulation and Licensing - Indiana

The ownership and operation of riverboat casinos in specific designated waters are subject to extensive state regulation under the Indiana Riverboat Gambling Act (the "Indiana Act") and regulations which the Indiana Gaming Commission ("Indiana Commission") is authorized to adopt under the Indiana Act. The Indiana Act extends broad and pervasive regulatory powers and authority to the Indiana Commission. The Indiana Act and the regulations of the Indiana Commission are significant to Aztar's prospects for successfully operating its riverboat casino and associated developments based in Evansville, Indiana.

The Indiana Commission has issued

-	five riverboat owner's licenses on Lake Michigan, and
-	five riverboat owner's licenses on the Ohio River, including Aztar's facility.

The Indiana Commission has not considered applicants for a license on Patoka Lake in Southwestern Indiana, since that site has been determined by the United States Army Corps of Engineers to be unsuitable for a riverboat casino project. A licensee may own no more than a 10% interest in any other owner's license under the Indiana Act. The Indiana Commission has adopted regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission, including rules for

-	authorized games,
-	internal control procedures,
-	accounting records,
-	security,
-	gaming equipment, and
-	extensions of credit.

Among regulations adopted is one dealing with riverboat excursions, routes and public safety. The Indiana Act requires licensed riverboat casinos to be cruising vessels and the regulations carry out the legislative intent with appropriate recognition of public safety needs. The Indiana Act and the regulations explicitly preclude "dockside gambling". Riverboat gaming excursions are limited to a duration of up to four hours unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except:

-	for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking;
-	if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew;
-	if either the vessel or the docking facility is undergoing mechanical or structural repair;

-	if water traffic conditions present a danger to:
	-	the riverboat, riverboat passengers and crew or
	-	other vessels on the water; or
-	if the master has been notified that a condition exists that would cause a violation of Federal law if the riverboat were to cruise.

However, a riverboat licensee must allow patrons to disembark at anytime the riverboat remains at the dock and gambling continues.

For Ohio River excursions, including those Aztar is conducting through its Evansville operations, "full excursions" must be conducted at all times during a year unless the master determines otherwise, for the above-stated reasons. A "full excursion" is a cruise on the Ohio River. The Ohio River has waters in both Indiana and Kentucky in the Evansville vicinity. Because riverboat casino gambling is illegal in Kentucky, authorities of that state have raised issues about Indiana-licensed riverboats operating in Kentucky waters. Aztar's Evansville riverboat cruises from its dock without entering Kentucky waters, under its currently approved cruising route, thereby avoiding those issues.

Aztar, through an Indiana subsidiary, Aztar Indiana Gaming Corporation, has received from the Indiana Commission a riverboat owner's license for the Evansville, Indiana market. Aztar Indiana Gaming Corporation completed requirements for formal licensing and commenced operations in Evansville on December 7, 1995. On August 20, 1999, the Indiana Commission authorized a transfer of the assets of Aztar Indiana Gaming Corporation, including the riverboat owner's license, to Aztar Indiana Gaming Company, L.L.C. ("Aztar Indiana"), a recently-formed limited liability company, in which Aztar Riverboat Holding Company, L.L.C. owns all of the membership interests. Aztar Riverboat Holding Company, L.L.C. is 100% owned by Aztar through wholly-owned subsidiaries. On December 31, 1999, Aztar Indiana Gaming Corporation transferred its assets and riverboat owner's license to Aztar Indiana.

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. On December 7, 2000, the Indiana Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Commission at a regular business meeting. On March 2, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year with an annual review. On December 6, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 8, 2001 to December 7, 2002. The Indiana Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Commission. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure.

A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission. Suppliers of gaming equipment and materials must also be licensed under the Indiana Act.

The Indiana Act requires licensees to disclose to the Indiana Commission the identity of all directors, officers and persons holding direct or indirect beneficial interests of 1% or greater. The Indiana Commission also requires a broad and comprehensive disclosure of financial and operating information on licensees and their principal officers. Aztar has provided full information and documentation to the Indiana Commission and it must continue to do so during the term of the license. The Indiana Act prohibits, among other things:

-

a key person or a person holding an ownership interest in a riverboat licensee, or an employee of a riverboat licensee, from participating in a game conducted on a riverboat which is the subject of a license; and

-

contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee.

The Indiana Commission has adopted a rule requiring quarterly reporting by the holder of a riverboat owner's license, including Aztar Indiana, or a holder of a supplier's license, of the officers of the licensee, officers of persons that hold at least a 1% interest in the licensee, including Aztar, and of persons who directly or indirectly own a 1% interest in the licensee, including beneficial owners of Aztar.

The Indiana Commission has adopted rules which (a) prohibit the distribution by a riverboat licensee, including Aztar Indiana, to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation, (b) require riverboat licensees, including Aztar Indiana, to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated, and (c) require independent financial audits annually of riverboat licensees, including Aztar Indiana, and disclosure to the Indiana Commission of material errors and irregularities, or illegal acts, or significant deficiencies discovered during the course of the audit.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Commission, Aztar Indiana has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. Aztar Indiana has received three alcoholic beverage permits which are subject to annual renewal: one for riverboat excursions and two for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is complete.

The Indiana Act prescribes a tax on adjusted gross receipts from gambling games authorized under the Indiana Act at the rate of 20% on adjusted gross receipts. For this purpose, adjusted gross receipts means the total of all cash and property received from gaming operations less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%). The Indiana Act also prescribes an additional tax for admissions, based upon $3 for each person admitted to a gaming excursion. The admissions tax is paid for each excursion or part of an excursion for which the person remains on board. Riverboats are assessed for property tax purposes as real property at rates to be determined by local taxing authorities. Sales on a riverboat are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations.

The Indiana Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on a riverboat.

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Commission. On May 29, 2001, the Indiana Commission approved (a) the amendment to the revolving credit facility to extend the maturity date and the reduction date, and (b) the issuance by Aztar of up to $200 million in public unsecured debt for a term of approximately ten years with an interest rate not to exceed 8 7/8%. Pursuant to our request and as provided for in the rules of the Indiana Commission, the Executive Director of the Indiana Commission, in connection with the issuance of the unregistered notes and the registered notes, waived the requirements and procedures for approval by the Indiana Commission of the sale of the notes at 9%. The Indiana Commission at its August 23, 2001 meeting ratified the Executive Director's waiver.

A riverboat owner's license is a revocable privilege and is not a property right under the Indiana Act. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

A lawsuit was filed on October 25, 1996, by three individuals in Harrison County, Indiana, which challenged the constitutionality of the Indiana Act. The lawsuit alleged that the Indiana Act:

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

On July 14, 2000, the Indiana Court of Appeals affirmed the trial court decision which granted the motion to dismiss of the State of Indiana because the appellants lacked standing to challenge the constitutionality of the Indiana Act, their harm was too remote and their injury was no different than that which would be suffered by the public as a whole. The Supreme Court of Indiana denied transfer of this case on November 22, 2000. The Supreme Court of Indiana has previously upheld the constitutionality of the Indiana Act, although the prior challenge involved different groups than those alleged in this recent lawsuit.

  Environmental Matters

Aztar is subject to federal, state and local environmental laws, regulations and ordinances that (a) govern activities or operations that may have adverse environmental effects, such as discharges to air and water as well as handling and disposal practices for solid and hazardous wastes, and (b) impose liability for the costs of cleaning up, and some damages resulting from, past spills, disposals or other releases of hazardous substances. Aztar uses some substances and generates some wastes that are regulated or may be deemed hazardous under applicable environmental laws. From time to time, our operations have resulted, or may result, in some noncompliance with applicable requirements under environmental laws. Aztar has also incurred, and in the future may incur, costs related to cleaning up contamination relating to historical uses of some of our current or former properties. Specifically, the riverboat properties have been used for various industrial purposes in the past. Any noncompliance with applicable requirements or liability under environmental laws has not had, and is not expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

EMPLOYEES

Aztar employs approximately 9,900 people. Approximately 3,200 Aztar employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 1,800 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2004 and a small number are covered by contracts that expire in 2006. At Tropicana Las Vegas, approximately 1,400 of the 2,100 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2002. The remainder of employees are covered by contracts that expire in 2003, 2004 or 2005. At Ramada Express there are approximately 1,400 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,100 employees and 300 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

Aztar, Hotel Ramada of Nevada and Adamar of New Jersey, Inc. are the beneficiaries of an agreement with Tropicana Enterprises and the Jaffe family regarding the use of the name "Tropicana" for the operation of a casino hotel in New York State if gaming were to be authorized in New York State. Pursuant to that agreement, Aztar has registered the name under the Lanham Act. Under some events, the right to use the name reverts to Tropicana Enterprises. On February 28, 2002, we completed the purchase of the other 50% partnership interest in Tropicana Enterprises that we did not own and acquired unrestricted rights to the name.

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

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Enterprises owns the Tropicana Las Vegas and leases it to Hotel Ramada of Nevada, a wholly-owned subsidiary of Aztar. Hotel Ramada of Nevada operates the casino and hotel under the lease. Adamar of Nevada, a wholly-owned subsidiary of Aztar, owns a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises is held by various trusts associated with the Jaffe family subject to preferences on liquidation. On February 2, 1998, we acquired an option to purchase the 50% partnership interest that we do not own. The option agreement gives us an unconditional right to purchase the partnership interest for $120 million. On January 29, 2002, we exercised this option and on February 28, 2002, we completed the purchase. We are conducting feasibility studies to master-plan a potential development of the Las Vegas Tropicana site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development that we ultimately undertake, if any.

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

The plaintiffs in the Consolidated Cases filed a second consolidated amended complaint on January 9, 1998. The Second Consolidated Amended Complaint contains claims which are nearly identical to those in the previously dismissed complaints. The defendants answered, denying the substantive allegations of the Second Consolidated Amended Complaint. On March 18, 1998, the plaintiffs filed a motion for class certification. On March 19, 1998, the Magistrate Judge granted defendants' motion seeking to bifurcate discovery into "class" and "merits" phases, and to stay "merits" discovery pending a decision on plaintiffs' motion for class certification. On August 7, 1998, the defendants filed their opposition to the motion for class certification. The plaintiffs' reply memorandum was filed on August 25, 1998, and the matter was submitted to the judge for decision. On January 26, 2001, the plaintiffs filed a supplement to their motion for class certification. The defendants have filed a supplement to their memorandum in opposition to class certification and the plaintiffs filed their reply. The hearing on the motion for class certification was held on November 15, 2001. A status conference has been scheduled for March 27, 2002. The stay of merits discovery remains in effect until the court decides the motion for class certification.

We believe that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

We are a party to various claims, legal actions and complaints arising in the ordinary course of business or asserted by way of defense or counterclaim in actions filed by us. Management believes that its defenses are substantial in each of these matters and that our legal posture can be successfully defended or satisfactorily settled without material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant has elected not to include information concerning its executive officers in its 2002 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Paul E. Rubeli	Chairman of the Board, President and Chief Executive Officer	58	23 years	10 years
Robert M. Haddock	Executive Vice President and Chief Financial Officer	57	21 years	15 years
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	60	29 years	12 years
Joe C. Cole	Vice President, Corporate Communications	63	14 years	14 years
Meridith P. Sipek	Controller	55	24 years	12 years
Neil A Ciarfalia	Treasurer	54	7 years	7 years

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

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Aztar had 7,192 shareholders of record as of March 1, 2002.

The additional information required by this Item 5 is included in this report on pages F-19, F-34, F-44 and F-56.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on pages F-56 and F-57.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-44 through F-55.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on page F-53 under the caption "Market Risk".

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
	3.

Exhibits:

See the exhibit index on page E-1 for a listing of exhibits filed with this report and those incorporated by reference.

All other exhibits have been omitted because the information is not required or is not applicable.

(b)		Reports on Form 8-K: The Company did not file any report on Form 8-K during the quarter ended January 3, 2002.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-32399, No. 33-44794, No. 333-79297 and No. 333-64952 (filed January 5, 1990, December 24, 1991, May 26, 1999 and July 12, 2001, respectively):

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
AZTAR CORPORATION Registrant	By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer	March 6, 2002 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PAUL E. RUBELI Paul E. Rubeli	Chairman of the Board, President and Chief Executive Officer, and Director	March 6, 2002
ROBERT M. HADDOCK Robert M. Haddock	Executive Vice President and Chief Financial Officer, and Director	March 6, 2002
MERIDITH P. SIPEK Meridith P. Sipek	Controller	March 6, 2002
JOHN B. BOHLE John B. Bohle	Director	March 6, 2002
GORDON M. BURNS Gordon M. Burns	Director	March 6, 2002
LINDA C. FAISS Linda C. Faiss	Director	March 6, 2002
RICHARD J. GLASIER Richard J. Glasier	Director	March 6, 2002
ROBERT S. ROSOW Robert S. Rosow	Director	March 6, 2002

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.	Financial Statements		Page

	1.	Aztar Corporation and Subsidiaries
		Report of Independent Accountants. . . . . . . . . . . . . . . . .	F-2
		Consolidated Balance Sheets at January 3, 2002 and December 28, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
		Consolidated Statements of Operations for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . .	F-5
		Consolidated Statements of Cash Flows for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . .	F-7
		Consolidated Statements of Shareholders' Equity for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-9
		Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-11

	2.	Tropicana Enterprises
		Report of Independent Accountants . . . . . . . . . . . . . . . .	F-35
		Balance Sheets at January 3, 2002 and December 28, 2000 . . . . .	F-36
		Statements of Operations for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . . . . . .	F-37
		Statements of Cash Flows for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . . . . . .	F-38
		Statements of Partners' Capital for the years ended January 3, 2002, December 28, 2000 and December 30, 1999 . . . . . . . . .	F-39
		Notes to Financial Statements . . . . . . . . . . . . . . . . . .	F-40

II.	Financial Statement Schedules - Aztar Corporation and Subsidiaries
		Report of Independent Accountants . . . . . . . . . . . . . . . .	S-1
		Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Aztar Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at January 3, 2002 and December 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 4, 2002,
except for notes
3, 7, and 18, as
to which the date
is February 28,
2002

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 3, 2002	December 28, 2000
Assets Current assets: Cash and cash equivalents Accounts receivable, net Inventories Prepaid expenses Deferred income taxes, net Total current assets	$ 92,122 22,158 7,752 10,464 16,934 149,430	$ 48,080 21,769 8,446 9,987 18,938 107,220
Investments in and advances to unconsolidated partnership Other investments	6,414 23,544	7,007 21,523
Property and equipment: Buildings, riverboats and equipment, net Land Construction in progress Leased under capital leases, net	716,758 104,957 22,661 662 845,038	727,164 104,957 6,090 1,390 839,601
Deferred charges and other assets	36,530 $1,060,956 ==========	36,345 $1,011,696 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	January 3, 2002	December 28, 2000

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

	$ 61,144 30,450 9,505 2,131 1,428 1,498 106,156	$ 53,356 27,377 5,470 4,764 1,608 1,544 94,119
Long-term debt Other long-term liabilities Deferred income taxes Contingencies and commitments Series B ESOP convertible preferred stock (redemption value $10,607 and $11,905)	458,659 20,495 15,846 5,959	463,011 20,307 5,153 6,400

Shareholders¢ equity:
  Common stock, $.01 par value (36,644,767 and
    38,696,672 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

	517 431,455 173,409 (353) (151,187) 453,841 $1,060,956 ==========	515 428,537 116,194 -- (122,540) 422,706 $1,011,696 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands, except per share data)
2001	2000	1999

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

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated partnership's loss

Income before income taxes and
  extraordinary items

  Income taxes

Income before extraordinary items

  Extraordinary items

Net income

$678,157
75,804
56,916
  38,586
849,463

286,523
39,348
55,270
32,885
84,559
78,669
17,311
24,632
4,113
24,297
18,635
  51,813
 718,055

131,408

1,559
(39,182)
  (3,702)

90,083

 (32,074)

58,009

      --

$ 58,009
========

$677,121
72,829
57,033
  41,105
848,088

296,943
38,128
56,868
33,129
90,855
77,150
15,132
25,282
4,035
23,914
17,253
  53,924
 732,613

115,475

1,348
 (41,913)
  (4,215)

70,695

 (17,578)

53,117

      --

$ 53,117
========

$646,918
65,268
53,283
  34,845
800,314

286,934
35,361
54,760
30,258
86,597
74,102
14,124
26,129
7,753
23,672
17,122
  53,908
 710,720

89,594

1,481
 (52,763)
  (3,961)

34,351

 (12,222)

22,129

 (15,740)

$  6,389
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands, except per share data)
2001	2000	1999

Earnings per common share:
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share assuming dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

Weighted-average common shares applicable to:
  Earnings per common share
  Earnings per common share assuming dilution

$ 1.53 -- $ 1.53 ======== $ 1.48 -- $ 1.48 ======== 37,385 38,963	$ 1.28 -- $ 1.28 ======== $ 1.23 -- $ 1.23 ======== 40,862 42,577	$ .48 (.35) $ .13 ======== $ .46 (.34) $ .12 ======== 44,598 46,197

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)
2001	2000	1999

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    Loss on early retirement of debt
    Loss on reinvestment obligation
    Rent expense
    Distribution in excess of equity in
      income of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
      Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Payments received on notes receivable
Reduction in other investments
Purchases of property and equipment
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 58,009 53,121 4,113 -- 1,301 (968) 593 12,697 (4,502) -- 323 13,263 519 138,469 -- 1,857 (52,006) (7,273) $ (57,422)	$ 53,117 55,117 4,035 -- 1,638 (871) 652 (2,493) 300 881 807 9,896 552 123,631 -- 2,508 (24,008) (8,999) $ (30,499)	$ 6,389 55,744 7,753 24,216 953 (888) 778 (970) 353 (881) (3,435) (9,714) 369 80,667 1,701 958 (29,414) (7,257) $ (34,012)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)
2001	2000	1999

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Premium paid on early retirement of debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options
    Other long-term liabilities reduced for
      deferred charges and other assets

Cash flow during the year for the following:
    Interest paid, net of amount capitalized
    Income taxes paid

$ 305,100 2,242 (309,764) -- (26) (4,677) (28,634) (499) (747) (37,005) 44,042 48,080 $ 92,122 ========= $ 79 13 50 $ 33,838 21,155	$ 273,100 4,929 (309,521) -- (1,777) -- (64,458) (541) (964) (99,232) (6,100) 54,180 $ 48,080 ========= $ -- 737 -- $ 40,449 12,840	$ 689,600 3,107 (680,477) (15,551) (1,277) (6,626) (38,319) (596) (936) (51,075) (4,420) 58,600 $ 54,180 ========= $ 16 1,900 -- $ 58,338 5,503

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance,
  December 31, 1998
  Net income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption,
    net of income
    tax benefit
  Repurchase of
   common stock
Balance,
  December 30, 1999

	$ 492 14 506	$412,528 4,993 3,265 420,786	$ 58,207 6,389 (633) 63,963	$ -- --	$ (17,126) (4,571) (35,648) (57,345)	$454,101 6,389 436 3,265 (633) (35,648) 427,910
Net income Stock options exercised Tax benefit from stock options exercised Preferred stock dividend and losses on redemption Repurchase of common stock Balance, December 28, 2000	9 $ 515	6,165 1,586 $428,537	53,117 (886) $116,194	$ --	(945) (64,250) $(122,540)	53,117 5,229 1,586 (886) (64,250) $422,706

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance,
  December 28, 2000
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock

Balance,
  January 3, 2002

$ 515 2 $ 517 ======	$428,537 2,253 665 $431,455 ========	$116,194 58,009 (794) $173,409 ========	$ -- (353) $ (353) ========	$(122,540) (13) (28,634) $(151,187) =========	$422,706 58,009 (353) 57,656 2,242 665 (794) (28,634) $453,841 ========

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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 53 weeks in 2001 and 52 weeks in 2000 and 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that at January 3, 2002, it has no purchased goodwill in its balance sheet. Effective January 4, 2002, the Company will cease amortization of the cost of its initial gaming licenses because it has determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of its initial gaming licenses was $2,700,000 in 2001 and $2,600,000 in both 2000 and 1999. The Company has performed an impairment test of its initial gaming licenses at January 4, 2002 and has concluded that there was no impairment.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at January 3, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. SFAS 144 has no effect on the consolidated financial statements of the Company at January 3, 2002 or on its consolidated results of operations or cash flows for the periods then ended.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at January 3, 2002 or December 28, 2000.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at January 3, 2002 and December 28, 2000. Advertising costs that were expensed during the year were $17,445,000 in 2001, $19,138,000 in 2000 and $20,268,000 in 1999.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during 2001 was $1,326,000 and during 2000 it was $119,000. There was no interest capitalized during 1999.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3-15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $431,239,000 at January 3, 2002 and $388,254,000 at December 28, 2000.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Deferred Charges

Debt issuance costs are capitalized as incurred and amortized using the interest method. Capitalized debt issuance costs, net of accumulated amortization of $3,570,000 and $2,313,000, were $9,979,000 and $6,558,000 at January 3, 2002 and December 28, 2000, respectively.

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. With the adoption of SFAS 142, effective January 4, 2002, the Company will cease amortization of its initial gaming licenses. The Company has determined, under the criteria established in SFAS 142, that the useful life of the initial gaming licenses is indefinite. Licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel. Licensing costs in connection with initial gaming licenses, net of accumulated amortization of $14,987,000 and $12,314,000, were $10,352,000 and $13,075,000 at January 3, 2002 and December 28, 2000, respectively.

Preopening costs directly related to the opening of an operation or major addition to an operation are expensed as incurred. Preopening costs consist primarily of salaries and wages, marketing, temporary office expenses, professional fees and training costs.

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs consist of licensing costs and site acquisition costs. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At January 3, 2002 and December 28, 2000, the Company had capitalized development costs of $5,990,000 and $7,358,000, respectively. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives.

Equity Instruments

The fair-value-based method of accounting is used for equity instruments issued to nonemployees for goods or services. The intrinsic-value-based method of accounting is used for stock-based employee compensation plans.

Revenue Recognition

Casino revenue consists of gaming win net of losses. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services and admissions to our riverboats. These revenues are recognized as earned. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

	2001	2000	1999
Rooms Food and beverage Other	$ 19,452 47,816 3,428 $ 70,696 ========	$ 19,688 52,148 3,299 $ 75,135 ========	$ 20,482 50,143 3,404 $ 74,029 ========

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. The receivables at the Nevada operations are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At January 3, 2002 and December 28, 2000, the net receivables at Tropicana Atlantic City were $15,533,000 and $15,765,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $5,004,000 and $4,687,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At January 3, 2002 and December 28, 2000, the allowance for doubtful accounts was $20,578,000 and $22,655,000, respectively.

NOTE 3. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIP

The Company's investment in unconsolidated partnership is a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owns the real property that the Company leases in the operation of the Las Vegas Tropicana. The Company uses the equity method of accounting for this investment and in connection with the lease expensed rents of $17,240,000 in 2001, $17,784,000 in 2000 and $17,068,000 in 1999, of which 50% was eliminated in consolidation. Distributions received from Tropicana Enterprises during the year were $5,511,000 in 2001, $5,333,000 in 2000 and $5,360,000 in 1999. The Company has an option to purchase the 50% partnership interest that it does not own. The option gives the Company an unconditional right to purchase the partnership interest for $120,000,000. On January 29, 2002, the Company exercised this option and on February 28, 2002, the Company completed the purchase.

Summarized balance sheet information and operating results for the unconsolidated partnership are as follows (in thousands):

	January 3, 2002	December 28, 2000
Income producing properties Other assets Bank term loan payable Other liabilities	$ 43,786 8,312 49,604 1,507	$ 46,561 9,484 53,690 1,280

	2001	2000	1999
Revenues Operating expenses Operating income Interest expense Net income	$ 17,240 (2,795) 14,445 (3,512) $ 10,933 ========	$ 17,792 (2,743) 15,049 (4,590) $ 10,459 ========	$ 17,126 (2,743) 14,383 (4,124) $ 10,259 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

	2001	2000	1999
Equity in unconsolidated partnership's loss	$ (3,702)	$ (4,215)	$ (3,961)

NOTE 4. OTHER INVESTMENTS

Other investments consist of the following (in thousands):

January 3, 2002	December 28, 2000

CRDA deposits, net of a valuation
  allowance of $6,962 and $5,938
CRDA bonds, net of a valuation
  allowance of $1,450 and $1,150
  and an unamortized discount of
  $2,763  and $2,764
CRDA other investments, net of a
  valuation allowance of $1,080 and
  $1,103

$ 16,110 4,867 2,567 $ 23,544 ========	$ 13,806 5,096 2,621 $ 21,523 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 13 to 46 years. Actual maturities may differ from contractual maturities because of prepayment rights.

The Company has an agreement with the CRDA for approximately $24,500,000 in funding in connection with a completed expansion project at the Atlantic City Tropicana. The Company receives funds from the CRDA to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of January 3, 2002, the Company has received approximately $23,000,000 in funding from the CRDA under this agreement. At January 3, 2002 and December 28, 2000, the Company had approximately $250,000 and $200,000, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

NOTE 5. LAS VEGAS TROPICANA DEVELOPMENT

The Company is conducting feasibility studies to master-plan a potential development of the Las Vegas Tropicana site. The master plan envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, the Company plans to complete a detailed design development effort with construction documents and estimated construction costs by the summer of 2003, at which time the Company will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could have a material effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana was $23,309,000 at January 3, 2002. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $9,605,000 at January 3, 2002. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
January 3, 2002	December 28, 2000

8 7/8% Senior Subordinated Notes Due 2007;
  redeemable at a defined premium
9% Senior Subordinated Notes Due 2011;
  redeemable at a defined premium
Revolving credit facility; floating rate;
  matures June 30, 2005
Term loan; floating rate, 5.2% at
  January 3, 2002; matures June 30, 2005
Other notes payable; 14.6%; maturities to 2002
Obligations under capital leases

Less current portion

$ 235,000 175,000 -- 48,750 225 1,112 460,087 (1,428) $ 458,659 =========	$ 235,000 -- 178,000 49,375 422 1,822 464,619 (1,608) $ 463,011 =========

Maturities of long-term debt for the five years subsequent to January 3, 2002 are as follows (in thousands):
2002 2003 2004 2005 2006	$ 1,428 721 12,269 35,667 2

On July 27, 2001, the Company issued $175,000,000 principal amount of 9% Senior Subordinated Notes due August 15, 2011 ("9% Notes"). Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the issuance of the 9% Notes, after payment of the fees and expenses of the issuance, were approximately $171,200,000. The balance of the net proceeds of the 9% Notes was used to repay the outstanding borrowings under the revolving credit facility ("Revolver") and for general corporate purposes.

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

Interest on the 8 7/8% Senior Subordinated Notes due May 15, 2007 ("8 7/8% Notes") is payable semiannually on May 15 and November 15. At any time prior to May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.438% of the principal amount and (ii) all required interest payments through May 15, 2003, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after May 15, 2003, the 8 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.438% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning May 15, 2006.

The 8 7/8% Notes and 9% Notes, ranked pari passu, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 8 7/8% Notes and 9% Notes would have the right to require repurchase of the respective notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 8 7/8% Notes and 9% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

On June 29, 2001, the Company amended its Revolver to, among other things, extend the maturity to June 30, 2005 from June 30, 2003. In addition, the amendment revised the reduction rate so that the maximum amount available under the Revolver decreases by $12,000,000 on March 31, 2004, and quarterly thereafter. The amount available under this facility at January 3, 2002 was $264,000,000. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of January 3, 2002, the margin was at 0.75% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

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

The collateral securing the Revolver and the Term Loan, shared on a pari passu basis, consists of all the property of Tropicana Atlantic City, Ramada Express and the casino riverboat operations and, with certain exceptions, the stock of the Company's subsidiaries. The Revolver imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Revolver also prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $250,000,000, increased from $150,000,000 effective June 29, 2001, with limited exceptions. In addition, the Revolver contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow. The restrictions imposed on the Company by the Term Loan are similar to those imposed by the Company's senior subordinated debt.

NOTE 7. LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 9 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

	January 3, 2002	December 28, 2000
Furniture and equipment Less accumulated amortization	$ 5,138 (4,476) $ 662 ========	$ 16,635 (15,245) $ 1,390 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $807,000 in 2001, $2,397,000 in 2000 and $3,237,000 in 1999.

Minimum future lease obligations on long-term, noncancelable leases in effect at January 3, 2002 are as follows (in thousands):

Year	Capital	Operating
2002 2003 2004 2005 2006 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 780 252 158 44 2 -- 1,236 (124) 1,112 (703) $ 409 =======	$ 10,407 9,000 8,405 8,241 7,162 29,247 $ 72,462 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases. On January 29, 2002, the Company exercised the option it has to purchase the 50% partnership interest in Tropicana Enterprises that it does not own and on February 28, 2002, the Company completed the purchase. This purchase eliminates the minimum future operating lease obligations after February 28, 2002, associated with the Tropicana Enterprises lease. At January 3, 2002, the full year amount of this obligation was $7,162,000 per year through 2006 and a total amount of $29,247,000 due thereafter.

Rent expense is detailed as follows (in thousands):

	2001	2000	1999
Minimum rentals Contingent rentals	$ 13,005 5,630 $ 18,635 ========	$ 13,343 3,910 $ 17,253 ========	$ 13,946 3,176 $ 17,122 ========

NOTE 8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

January 3, 2002	December 28, 2000

Deferred compensation and
  retirement plans
Accrued rent expense
Obligation to City of Evansville
  and other civic and community
  organizations
Las Vegas Boulevard
  beautification assessment

Less current portion

$ 13,919 7,699 -- 375 21,993 (1,498) $ 20,495 ========	$ 12,732 8,668 50 401 21,851 (1,544) $ 20,307 ========

NOTE 9. REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock ("ESOP Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan ("ESOP"). The ESOP purchased the shares for $10,000,000 with funds borrowed from a subsidiary of the Company. These funds were repayable in even semiannual payments of principal and interest at 13 1/2% per year over a 10-year term, ending on September 15, 1999. During 2001, 2000 and 1999, respectively, 4,411 shares, 6,022 shares and 8,716 shares were redeemed primarily in connection with employee terminations. At January 3, 2002, cumulative redemptions totaled 40,408 shares. The ESOP Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

In 2001, the ESOP was merged into the Aztar Corporation 401(k) Plan ("401(k) Plan") and the assets of the ESOP were subsequently transferred to the 401(k) Plan. Beginning January 1, 2001, the ESOP Stock was held by the Aztar Corporation 401(k) Plan Stock and Insurance Trust.

The shares that have been allocated to the participant's accounts and have vested are redeemable at the higher of $100 per share plus accrued and unpaid dividends, appraised value or conversion value, at the election of the participant upon becoming eligible to redeem ESOP Stock. The excess of the redemption value of the ESOP Stock over the carrying value is charged to retained earnings upon redemption. In order for an ESOP Stock redemption to occur, a request for distribution is made by the participant or beneficiary. Those participants or beneficiaries who are eligible to redeem their ESOP Stock are permitted to leave their ESOP Stock in their account until an election for redemption is made or until federal statutes require a form of distribution. ESOP Stock redemptions are uncertain due to the redemption being dependent upon an election made by the participant or beneficiary.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 51,748,464 at January 3, 2002 and 51,464,794 at December 28, 2000. Common stock outstanding was net of 15,103,697 and 12,768,122 treasury shares at January 3, 2002 and December 28, 2000, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 2001, 2000 and 1999, respectively, 206, 500 and 12,701 shares were claimed and in September 1999, 314,640 unclaimed shares were escheated. No unclaimed shares were held by the Company as of January 3, 2002.

In 1999, the Board of Directors authorized the Company to make discretionary repurchases of up to 8,000,000 shares of its common stock. In 2000, the Board of Directors authorized the Company to make discretionary repurchases of up to 3,000,000 additional shares of its common stock. There were 2,334,700, 4,973,000 and 3,692,300 shares repurchased under this program in 2001, 2000 and 1999, respectively. The share repurchase program was completed in October 2001. All purchases under the Company's stock repurchase program were made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 1,081, 95,543 and 428,686 shares of its common stock in 2001, 2000 and 1999, respectively, from employees and nonemployee Directors in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At January 3, 2002, December 28, 2000 and December 30, 1999, common shares reserved for future grants of stock options under the Company's stock option plans were 1,427,331, 1,690,999 and 2,332,000, respectively. At January 3, 2002, common shares reserved for the conversion of the ESOP Stock were 630,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

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

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. The Company's 1990 Nonemployee Directors Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of grant. During 2001, the Company's shareholders approved the 2000 Nonemployee Directors Stock Option Plan ("2000 Plan"). The 2000 Plan has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 2000 Plan have 10-year terms. The 2000 Plan provides for the granting of options that vest and become exercisable on the date of grant. The 2000 Plan has been modified to also provide for the granting of options whereby a portion vests and becomes exercisable on the date of grant and the remainder vests and becomes exercisable evenly over varying terms depending on the date of the grant, subject to being a Company Director on those dates.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8% in 2001, 6.7% in 2000 and 5.7% in 1999, no dividend in 2001, 2000 or 1999, volatility factor of the expected market price of the Company's common stock of .47 in 2001 and 2000 and .52 in 1999, and an expected life of the option of 5.1 years in 2001 and 2000 and 5.0 years in 1999.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands except for earnings per share information):

	2001	2000	1999
Pro forma net income Pro forma earnings per share: Net income per common share Net income per common share assuming dilution	$ 55,002 $ 1.45 $ 1.41	$ 50,408 $ 1.21 $ 1.17	$ 4,789 $ .09 $ .09

A summary of the Company's stock option activity and related information is as follows (in thousands of shares):
	2001		2000		1999
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	3,955 542 (284) (28) -- 4,185 ====== 2,719 ====== $ 6.28	$ 8.18 $13.21 $ 7.95 $ 9.34 $ -- $ 8.84 $ 7.70	4,222 636 (820) (83) -- 3,955 ====== 2,060 ====== $ 5.80	$ 7.40 $11.55 $ 6.91 $ 6.86 $ -- $ 8.18 $ 7.14	3,846 1,828 (1,401) (51) -- 4,222 ====== 1,966 ====== $ 4.29	$ 5.59 $ 8.29 $ 3.57 $ 7.22 $ -- $ 7.40 $ 6.61

The following table summarizes additional information about the Company's stock options (in thousands of shares):
Options Outstanding			Options Exercisable

   Range of
Exercise Prices
 January 3, 2002
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

 December 28, 2000
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

 December 30, 1999
 $ 4.06 to $ 5.25
 $ 5.50 to $ 7.75
 $ 9.13 to $11.00

Shares Under Option 443 1,874 803 1,065 4,185 ====== 462 2,065 878 550 3,955 ====== 575 2,739 908 4,222 ======	Weighted- Average Remaining Contractual Life 5.0 years 6.1 years 7.6 years 8.9 years 7.0 years 6.1 years 7.2 years 8.6 years 9.4 years 7.6 years 7.2 years 7.3 years 9.1 years 7.7 years	Weighted- Average Exercise Price $ 4.99 $ 7.25 $ 9.76 $12.56 $ 8.84 $ 4.97 $ 7.25 $ 9.76 $11.88 $ 8.18 $ 4.95 $ 7.14 $ 9.76 $ 7.40	Shares Under Option 441 1,577 497 204 2,719 ====== 449 1,294 292 25 2,060 ====== 523 1,294 149 1,966 ======	Weighted- Average Exercise Price $ 4.99 $ 7.25 $ 9.77 $12.02 $ 7.70 $ 4.98 $ 7.20 $ 9.73 $12.21 $ 7.14 $ 4.98 $ 6.95 $ 9.47 $ 6.61

NOTE 12. BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2001 and 2000 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of January 3, 2002 and December 28, 2000 (in thousands):
	Defined Benefit Plans		Deferred Compensation Plan
	2001	2000	2001	2000

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Actuarial (gain)loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  (gain)loss
Unrecognized prior
  service cost

Net amount recognized

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
  Accrued benefit liability
  Accumulated other
    comprehensive loss (a)

Net amount recognized

	$ 8,050 -- 680 1,674 (271) 10,133 -- (10,133) 2,374 340 $(7,419) ======= $(7,962) 543 $(7,419) =======	$ 7,127 -- 596 598 (271) 8,050 -- (8,050) 645 490 $(6,915) ======= $(6,915) -- $(6,915) =======	$ 5,128 14 412 598 (286) 5,866 -- (5,866) (91) -- $(5,957) ======= $(5,957) -- $(5,957) =======	$ 5,023 14 417 (96) (230) 5,128 -- (5,128) (689) -- $(5,817) ======= $(5,817) -- $(5,817) =======
(a)

In the Consolidated Statements of Shareholders' Equity, accumulated other comprehensive loss relating to a minimum pension liability adjustment for the year 2001 is reported net of an income tax benefit of $190.

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2001	2000	1999	2001	2000	1999
Service cost Interest cost Amortization of prior service cost Recognized net actuarial (gain)loss Cash surrender value increase net of premium expense	$ -- 680 150 (55) -- $ 775 =======	$ -- 596 150 21 -- $ 767 =======	$ -- 569 150 24 -- $ 743 ======	$ 14 412 -- -- (287) $ 139 ======	$ 14 417 -- (13) (261) $ 157 ======	$ 15 400 -- (16) (237) $ 162 ======

The assumptions used in the measurement of the Company's benefit obligation are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2001	2000	1999	2001	2000	1999
Discount rate Rate of compensation increase	7.25% 5.00%	8.50% 5.00%	8.50% 5.00%	7.25% N/A	8.50% N/A	8.50% N/A

The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% in 2001 and up to 4% in 2000 and 1999 of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $2,342,000, $1,534,000 and $1,500,000 in 2001, 2000 and 1999, respectively. The Company contributed $4,039,000, $3,936,000 and $2,913,000 in 2001, 2000 and 1999, respectively, to trusteed pension plans under various collective bargaining agreements.

The Company's ESOP covered substantially all nonunion employees. The Company made contributions to the ESOP so that, after the dividends were paid on the Company's ESOP Stock, the ESOP could make its debt service payments to the Company. The ESOP debt was fully paid in 1999. The Company made no contributions to the ESOP in 2000. Contributions paid to the ESOP in 1999 were $1,279,000. Cash dividends paid to the ESOP were $541,000 in 2000 and $596,000 in 1999. No compensation expense was recognized in 2000. Compensation expense recognized in 1999 was $417,000.

NOTE 13. INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2001	2000	1999
Current: Federal State Deferred: Federal State	$(19,457) 80 (19,377) (12,854) 157 (12,697) $(32,074) ========	$(20,143) 72 (20,071) 2,959 (466) 2,493 $(17,578) ========	$ (9,509) (50) (9,559) (2,603) (60) (2,663) $(12,222) ========

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved, which was the last remaining issue for the years 1989 through 1991, that resulted in an income tax benefit of approximately $7,500,000 in 2000. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation ("Boyd Gaming Case"). In 1999, the Boyd Gaming Case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during 2000.

The IRS has completed its examination of the Company's income tax returns for the years 1992 and 1993 and has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. The Company has filed a petition in the United States Tax Court for these two issues for 1992 and 1993. The IRS is examining the Company's income tax returns for 1994 through 1999 and has settled for all but the same two issues. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Indiana Department of Revenue ("IDR") is examining the income tax returns for the years 1998 through 2000. The Company has received proposed assessments from the IDR in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through January 3, 2002, was approximately $7,800,000 at January 3, 2002.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2001	2000	1999
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Ramada tax sharing agreement Other, net	$ (31,529) (230) (399) (368) 525 -- (73) $ (32,074) =========	$ (24,743) (256) (1,053) 7,403 496 696 (121) $ (17,578) =========	$ (12,023) (333) (904) 7 436 334 261 $ (12,222) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
January 3, 2002	December 28, 2000

Net operating loss carryforward
Accrued rent expense
Accrued bad debt expense
Accrued compensation
Accrued liabilities
General business credit carryforward

Gross deferred tax assets

Deferred tax asset valuation allowance

Other
Partnership investment
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 2,074 6,458 12,923 7,865 9,590 3,718 42,628 (1,968) (6,426) (4,551) (28,595) (39,572) $ 1,088 ========	$ 2,661 6,361 15,050 7,352 10,912 15,470 57,806 (2,668) (5,984) (4,953) (30,416) (41,353) $ 13,785 ========

Gross deferred tax assets are reduced by a valuation allowance. Realization of the net deferred tax asset at January 3, 2002, is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforward. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. The beginning-of-year valuation allowance was reduced during 2001 and 1999, which caused a decrease in income tax expense of $305,000 and $1,137,000, respectively. The beginning-of-year valuation allowance was increased during 2000, which caused an increase in income tax expense of $393,000.

At January 3, 2002, the Company has alternative minimum tax credit carryforwards of $3,718,000 that can be carried forward indefinitely and offset against the regular federal income tax liability. In addition, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):
2002 2003 2004 2005 2006 to 2021	$ 479 482 349 315 47,968

NOTE 14. EXTRAORDINARY ITEMS

During 1999, the Company expensed the redemption premiums, the remaining unamortized deferred financing charges and the remaining unamortized discount in connection with the redemptions of previous issues of Senior Subordinated Notes. These items were reflected as an extraordinary loss of $15,740,000, which was net of an income tax benefit of $8,476,000.

NOTE 15. EARNINGS PER SHARE

The computations of earnings per common share and earnings per common share, assuming dilution, are as follows (in thousands, except per share data):
2001	2000	1999

Income before extraordinary items

Less: preferred stock dividends and
  losses on redemption (net of income
  tax benefit of $13 in 1999,
  credited to retained earnings)

Income before extraordinary items
  available to common shareholders

Extraordinary items

Income available to common shareholders

Income before extraordinary items
  available to common shareholders

Plus: income impact of assumed conversion
  of dilutive preferred stock

Income before extraordinary items available
  to common shareholders plus dilutive
  potential common shares

Extraordinary items

Income available to common shareholders
  plus dilutive potential common shares

$ 58,009 (794) 57,215 -- $ 57,215 ========= $ 57,215 476 57,691 -- $ 57,691 =========	$ 53,117 (886) 52,231 -- $ 52,231 ========= $ 52,231 -- 52,231 -- $ 52,231 =========	$ 22,129 (633) 21,496 (15,740) $ 5,756 ========= $ 21,496 -- 21,496 (15,740) $ 5,756 =========

2001	2000	1999

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
  Income before extraordinary items
  Extraordinary items

  Net income

Earnings per common share assuming dilution:
  Income before extraordinary items
  Extraordinary items

  Net income

37,385 948 630 1,578 38,963 ========= $ 1.53 -- $ 1.53 ========= $ 1.48 -- $ 1.48 =========	40,862 1,000 715 1,715 42,577 ========= $ 1.28 -- $ 1.28 ========= $ 1.23 -- $ 1.23 =========	44,598 812 787 1,599 46,197 ========= $ .48 (.35) $ .13 ========= $ .46 (.34) $ .12 =========

NOTE 16. CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for various lease guarantees made by Ramada relating to the restaurant business. In connection with these matters, the Company's accrued liability was $3,833,000 at both January 3, 2002 and December 28, 2000.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at January 3, 2002, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $48,000,000 at January 3, 2002.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
	January 3, 2002		December 28, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets Other investments Liabilities Current portion of long-term debt Long-term debt Series B ESOP convertible preferred stock Off-Balance-Sheet Letters of credit	$ 23,544 1,428 458,659 5,959 --	$ 23,544 1,428 471,834 10,607 1,874	$ 21,523 1,608 463,011 6,400 --	$ 21,523 1,608 453,611 11,905 2,874

The carrying amounts shown in the table are included, if applicable, in the Consolidated Balance Sheets under the indicated captions. All of the Company's financial instruments are held or issued for purposes other than trading.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

Other investments consisted of deposits with the CRDA, CRDA bonds that bear interest at two-thirds of market rates resulting in a fair value lower than cost and other CRDA investments (primarily loans). The carrying amounts of these deposits, bonds and other investments are presented net of a valuation allowance and in the case of the bonds an unamortized discount that result in an approximation of fair values.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the Revolver and the Term Loan are reasonable estimates of fair values because this debt is carried with a floating interest rate.

The fair value reported for the Series B ESOP convertible preferred stock represents the appraised fair value as determined by an independent appraisal.

The fair values of the letters of credit were estimated to be the same as the contract values based on the nature of the fee arrangement with the issuing financial institution.

NOTE 18. SUBSEQUENT EVENT

On January 29, 2002, the Company exercised the option it has to purchase the 50% partnership interest in Tropicana Enterprises that it does not own and on February 28, 2002, the Company completed the purchase. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and the balance from the Revolver. In addition, the Company assumed approximately $49,000,000 of partnership debt that the Company was servicing through its rent payments. This partnership debt is a bank term loan that matures on June 30, 2005. The term loan calls for monthly principal payments of $342,000 to $419,000, with a final payment of approximately $34,000,000 due at maturity. The term loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at the borrower's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. The interest rate at January 3, 2002 was 5.3%. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana, which was $8,620,000, $8,892,000 and $8,534,000 net of intercompany eliminations in 2001, 2000 and 1999, respectively; and its equity in unconsolidated partnership's loss, which was $3,702,000, $4,215,000 and $3,961,000 in 2001, 2000 and 1999, respectively. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002

NOTE 19. UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter. The Company's common stock is listed on the New York Stock Exchange.
	First	Second	Third	Fourth (a)

2001
Revenues
Operating income
Income before income taxes
Income taxes
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

2000
Revenues
Operating income
Income before income taxes
Income taxes (b)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

Common Stock Prices
2001 - High
     - Low
2000 - High
     - Low

	$ 208,344 28,762 18,054 (6,663) 11,391 ..29 ..28 $ 211,524 28,441 16,863 (5,839) 11,024 ..26 ..25 $ 13.75 8.88 10.88 8.50	$ 210,856 35,003 25,285 (9,273) 16,012 ..42 ..40 $ 220,963 34,314 23,227 (874) 22,353 ..53 ..51 $ 14.99 10.50 15.50 9.06	$ 218,113 37,343 27,361 (9,536) 17,825 ..47 ..46 $ 222,205 33,797 22,622 (8,070) 14,552 ..35 ..34 $ 16.15 9.75 16.69 14.00	$ 212,150 30,300 19,383 (6,602) 12,781 ..34 ..33 $ 193,396 18,923 7,983 (2,795) 5,188 ..12 ..12 $ 18.80 11.84 15.63 11.25

(a) (b)

As a result of the Company's 52/53 week fiscal year, the fourth quarter 2001 included 14 weeks and the fourth quarter 2000 included 13 weeks.

During the second quarter of 2000, an issue relating to the income tax deductibility of the cost of meals served to certain employees on the Company's premises was resolved with the IRS, resulting in an income tax benefit of approximately $7,500.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Tropicana Enterprises

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and partners' capital present fairly, in all material respects, the financial position of Tropicana Enterprises (a Nevada General Partnership)(the "Partnership") at January 3, 2002 and December 28, 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 4, 2002,
except for notes
1 and 8, as to
which the date is
February 28, 2002

TROPICANA ENTERPRISES
(A Nevada General Partnership)

          BALANCE SHEETS
(in thousands)

	January 3, 2002	December 28, 2000
Assets Income producing properties Cash Other receivable Other assets Liabilities and Partners' Capital Term loan payable Unearned rental income Partners' capital	$ 43,786 1 1,404 6,907 $ 52,098 ========= $ 49,604 1,507 51,111 987 $ 52,098 =========	$ 46,561 352 1,282 7,850 $ 56,045 ========= $ 53,690 1,280 54,970 1,075 $ 56,045 =========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF OPERATIONS

For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)
	2001	2000	1999
Revenues: Rent Interest Other Costs and expenses: General and administrative Interest Depreciation and amortization Net income	$ 17,240 -- -- 17,240 8 3,512 2,787 6,307 $ 10,933 ========	$ 17,784 8 -- 17,792 8 4,590 2,735 7,333 $ 10,459 ========	$ 17,068 18 40 17,126 8 4,124 2,735 6,867 $ 10,259 ========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF CASH FLOWS

For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
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

Cash flows from financing activities:
  Repayment of term loan
  Distribution to partners

    Net cash (used in) provided by financing
      activities

Net change in cash

Cash at beginning of year

    Cash at end of year

Cash flow during the year for the following:
    Interest paid

2001 $ 10,933 2,787 -- (122) 931 227 14,756 -- -- (4,086) (11,021) (15,107) (351) 352 $ 1 ========= $ 3,372 =========	2000 $ 10,459 2,735 -- (79) 1,095 49 14,259 -- -- (3,241) (10,667) (13,908) 351 1 $ 352 ========= $ 4,533 =========	1999 $ 10,259 2,735 (40) (299) 1,017 293 13,965 51 51 (3,297) (10,719) (14,016) -- 1 $ 1 ========= $ 3,814 =========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

STATEMENTS OF PARTNERS' CAPITAL

For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)

Balance, December 31, 1998 Net income Cash withdrawals Balance, December 30, 1999 Net income Cash withdrawals Balance, December 28, 2000 Net income Cash withdrawals Balance, January 3, 2002	Adamar $ (1,937) 5,130 (5,360) (2,167) 5,229 (5,333) (2,271) 5,466 (5,511) $ (2,316) ========	Jaffe $ 3,680 5,129 (5,359) 3,450 5,230 (5,334) 3,346 5,467 (5,510) $ 3,303 ========	Total Partners' Capital $ 1,743 10,259 (10,719) 1,283 10,459 (10,667) 1,075 10,933 (11,021) $ 987 ========

The accompanying notes are an integral part of these financial statements.

TROPICANA ENTERPRISES
(A Nevada General Partnership)

NOTES TO FINANCIAL STATEMENTS
1. Significant Accounting Policies:

Basis of Financial Statements

The financial statements include the accounts of Tropicana Enterprises, a Nevada General Partnership (the "Partnership"). Adamar of Nevada ("Adamar"), a wholly-owned subsidiary of Aztar Corporation ("Aztar"), and the Jaffe Group ("Jaffe") each hold a 50% partnership interest. Aztar has an option to purchase the Jaffe partnership interest. The option gives Aztar an unconditional right to purchase the Jaffe partnership interest for $120 million. On January 29, 2002, Aztar exercised this option and on February 28, 2002, Aztar completed the purchase. The Partnership uses a 52/53 week fiscal year ending on the Thursday nearest to December 31, which included 53 weeks in 2001 and 52 weeks in 2000 and 1999.

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
3. Income Producing Properties:

The income producing properties consist of the following (in thousands):

Buildings Less accumulated depreciation Land	January 3, 2002 $ 84,226 (51,846) 32,380 11,406 $ 43,786 =========	December 28, 2000 $ 84,226 (49,071) 35,155 11,406 $ 46,561 =========

4. Other Assets:

Other assets consist of the following (in thousands):

Accrued rent Deferred lease costs	January 3, 2002 $ 6,824 83 $ 6,907 =========	December 28, 2000 $ 7,755 95 $ 7,850 =========

5. Term Loan Payable:

On October 5, 1994, the Partnership entered into a term loan of $72,523,000 with a group of banks. During 2001, the maturity of the term loan was extended to June 30, 2005. The term loan was used to refinance a prior loan in the same amount. The term loan is collateralized by the Tropicana Property and is serviced through rent payments made by HRN. Interest is computed based upon, at the Partnership's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin to be used in connection with either rate is determined based upon outstanding indebtedness and operating cash flow of Aztar. Interest based on the Eurodollar rate is payable quarterly or on the last day of the

TROPICANA ENTERPRISES
(A Nevada General Partnership)

NOTES TO FINANCIAL STATEMENTS-(Continued)

applicable Eurodollar interest period, if earlier. Interest based on the prime rate is payable quarterly. The interest rate at January 3, 2002 was 5.3%.

The carrying amounts of the term loan are reasonable estimates of the fair values based on the variable interest rate inherent in the loan.

Maturities of the term loan for the four years subsequent to January 3, 2002 are as follows (in thousands):
2002 2003 2004 2005	$ 4,101 4,388 4,694 36,421 $ 49,604 =========
6. Lease Agreement:

In 1984, the Partnership signed an agreement to lease its operating facilities at the Tropicana, which expires in January 2011. The lease agreement provides for contingent rental income based on the consumer price index and/or interest rate fluctuations in the prime or Eurodollar rates. The lease of the facility is treated as an operating lease except for the portion related to the furniture and equipment which was capitalized. The accompanying statements of operations reflect rent revenue on a straight line basis over the term of the lease. Included in the accompanying balance sheets under other assets is accrued rent of $6,824,000 and $7,755,000, as of January 3, 2002 and December 28, 2000, respectively, which represents future rent payments.

Minimum future rentals on the noncancelable operating lease as of January 3, 2002, excluding contingent rental income as described above, are as follows (in thousands):
2002 2003 2004 2005 2006 Thereafter	$ 14,324 14,324 14,324 14,324 14,324 58,494 $ 130,114 =========

TROPICANA ENTERPRISES
(A Nevada General Partnership)

NOTES TO FINANCIAL STATEMENTS-(Continued)
7. Related Parties:

The Partnership leases substantially all of the operating facilities at the Tropicana Property to HRN. The Partnership recognized rental income of $17,240,000 in 2001, $17,784,000 in 2000 and $17,068,000 in 1999 related to this lease.

Aztar performs various accounting and administrative services on behalf of the Partnership. No expense is allocated to the Partnership for these services.
8. Subsequent Event:

On January 29, 2002, Aztar exercised the option it has to purchase the 50% partnership interest in Tropicana Enterprises that it does not own and on February 28, 2002, Aztar completed the purchase. After credits, Aztar paid $117,500,000. After the purchase, the Partnership's financial statements will be consolidated with Aztar's financial statements.

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

In 2001, we obtained additional fixed-rate debt and reduced our floating-rate revolving credit facility to zero. In addition to our cash balance, the revolving credit facility remains available as a source of liquidity for our future capital expenditures as we enter a development phase in 2002.

Additional Fixed-rate Debt

On July 27, 2001, we issued $175 million principal amount of 9% Senior Subordinated Notes due August 15, 2011. Interest is payable on February 15 and August 15, beginning on February 15, 2002. The net proceeds from this issuance, after payment of fees and expenses of the issuance, were approximately $171.2 million. The net proceeds were used to repay the outstanding borrowings under our revolving credit facility and for general corporate purposes.

The 9% Notes, ranked pari passu with our 8 7/8% Senior Subordinated Notes, are general unsecured obligations and are subordinated in right of payment to all of our present and future senior indebtedness. Upon change of control of the company, the holders of the senior subordinated notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the senior subordinated notes limit our ability to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

Variable-rate Debt

Our variable-rate debt consists of a term loan and a revolving credit facility. At January 3, 2002, the balance of the term loan was $48.75 million with quarterly principal payments of $0.125 million due on a calendar basis through June 30, 2004, and $11.875 million due quarterly thereafter until maturity. Interest on the term loan is computed based upon a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%. At January 3, 2002, the maximum amount available under our revolving credit facility was $264 million and it was unused. The maximum amount available decreases by $12 million on March 31, 2004, and quarterly thereafter until maturity on June 30, 2005. Interest on the revolving credit facility is computed based upon a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.5%, or the prime rate plus a margin ranging from zero to 1.25%.

The revolving credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The revolving credit facility prohibits dividends on our common stock (other than dividends payable in common stock) and repurchases of our common stock in excess of $250 million with limited exceptions. In addition, the revolving credit facility contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow.

Stock Repurchase Program

In 1999 and 2000, our board of directors authorized discretionary repurchases of up to 11 million shares of our common stock. In 2001, we repurchased 2,334,700 shares of our common stock at prices ranging from $9.00 per share to $16.10 per share and at an average price of $12.22 per share. From the beginning of the share repurchase program through its completion, we repurchased 11 million shares at prices ranging from $6.69 per share to $16.10 per share and at an average price of $11.64 per share. Purchases under our stock repurchase program were made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

Tropicana Atlantic City Development

We are working on a plan to expand our Atlantic City Tropicana. Our plan, which is subject to change, includes: (1) increasing our casino slot capacity from 4,120 machines to over 4,400 machines, (2) adding a convention business hotel tower of 502 rooms, bringing the total rooms available to 2,126 rooms, (3) adding 20,000 square feet of meeting and convention space for a total of 70,000 square feet, (4) constructing a 2,400-space parking garage, which after the loss of some surface parking will bring our total parking spaces to over 5,000, and (5) building a 200,000-square-foot dining, entertainment and retail complex that we intend to lease to third-party operators. We expect to commence construction by May 2002, with opening contemplated by March 2004. We are targeting a project cost for the expansion of $225 million, against which we hope to realize third-party contributions, public sector subsidies, tax rebates and other credits, the present value of which could reduce the cost by up to $50 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with seasonal needs met by our revolving credit facility. During 2001, we spent $12.1 million on this project for architectural design and development work and we capitalized $1.3 million of interest. During 2002, we expect to spend approximately $45 million on construction costs.

Tropicana Las Vegas Development

Tropicana Enterprises, a Nevada general partnership in which Aztar is a noncontrolling 50% partner, owns the real property, which includes approximately 34 acres of land that we lease in the operation of the Las Vegas Tropicana. We have an option to purchase the 50% partnership interest that we do not own. The option gives us an unconditional right to purchase the partnership interest for $120 million. On January 29, 2002, we exercised this option and on February 28, 2002, we completed the purchase. After credits, we paid $117.5 million. The source of funds for this purchase was cash on hand of $47.5 million and the balance from our revolving credit facility. In addition, we assumed approximately $49 million of partnership debt that we were servicing through our rent payments. This partnership debt is a bank term loan that matures on June 30, 2005. The term loan calls for monthly principal payments of $0.3 million to $0.4 million, with a final payment of approximately $34 million due at maturity. The term loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at the borrower's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon our outstanding indebtedness and operating cash flow. This purchase eliminates, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $8.6 million, $8.9 million and $8.5 million net of intercompany eliminations in 2001, 2000 and 1999, respectively; and our equity in unconsolidated partnership's loss, which was $3.7 million, $4.2 million and $4.0 million in 2001, 2000 and 1999, respectively. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. We anticipate that the net result will be accretive to net income and earnings per share. This purchase simplifies our ownership structure of the Las Vegas Tropicana and our financial statements.

We are conducting feasibility studies to master-plan a potential development of the site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the summer of 2003, at which time we will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could have a material effect on our results of operations.

Other Development

We own land that is in proximity to our facilities in Evansville, Indiana. This land could be used for additional development.

Other Activity

During 2001, we received $2.2 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than expenditures for the Atlantic City Tropicana development discussed above and $7.9 million for slot machines and an expansion of the Atlantic City Tropicana casino into space that was previously used for other purposes, were primarily routine in nature.

Contingency

The Indiana Department of Revenue is examining our income tax returns for the years 1998 through 2000. We have received proposed assessments from the IDR in connection with the examination of our Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through January 3, 2002, was approximately $7.8 million at January 3, 2002.

Results of Operations -
2001 versus 2000

Our consolidated revenues were $849.5 million for 2001, a slight increase from $848.1 million in 2000. Our 2001 fiscal year included 53 weeks versus 52 weeks in the 2000 fiscal year and the extra week in the 2001 fiscal year included the New Year's Eve holiday period, which is very busy for us. Casino revenue increased slightly as we focused on programs that produce revenues with higher profit contributions. Consolidated other revenue consists of entertainment, retail and other revenue and was $38.6 million in 2001 compared with $41.1 million in 2000. The related direct costs were $32.9 million in 2001 compared with $33.1 million in 2000.

Consolidated operating income in 2001 was $131.4 million compared with $115.5 million in 2000. Consolidated casino and marketing costs were lower in 2001 compared with 2000 primarily as a result of lowering these costs at our properties in Atlantic City, Laughlin and Evansville. Consolidated utilities expense was higher in 2001 compared with 2000 as a result of rising energy prices especially at our Laughlin and Las Vegas properties. Consolidated rent expense was higher in 2001 compared with 2000 primarily due to increased rent to the City of Evansville relating to our riverboat-landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. The analysis of the performance of each of our properties follows.

Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $467.8 million in 2001 compared with $465.9 million in 2000 and operating income of $97.5 million in 2001 compared with $84.0 million in 2000. Casino revenue was approximately even in 2001 and 2000. A small decrease in the volume of table games play was offset by a small increase in the hold percentage. Slot revenue was approximately even in 2001 compared with 2000. Rooms revenue increased $2 million or 10% in 2001 compared with 2000 primarily as a result of an increase in the average daily rate combined with a 2% increase in rooms occupied on a noncomplimentary basis.

Casino costs were 5% lower in 2001 compared with 2000 as we focused on programs that produce revenues with higher profit contributions. Contributing to the decline in casino costs was a 19% reduction in coin offers to slot players. Marketing costs were 6% lower in 2001 compared with 2000 primarily due to reduced spending on promotional programs, advertising and contract entertainment.

Operating income is after depreciation and amortization of $26.5 million in 2001 compared with $26.1 million in 2000 and rent expense of $2.6 million in 2001 compared with $2.5 million in 2000.

Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $154.5 million in 2001 compared with $152.9 million in 2000 and operating income of $9.0 million in 2001 compared with $8.8 million in 2000. The decrease in air travel to Las Vegas caused by the September 11, 2001 terrorist acts impacted fourth quarter results at our Las Vegas Tropicana. For the fourth quarter 2001, Tropicana Las

Vegas had total revenues of $35.9 million and operating income of $0.8 million compared with total revenues of $35.6 million and operating income of $1.9 million in the fourth quarter of 2000 in spite of the extra week that included the New Year's Eve holiday period in the 2001 fourth quarter. Rooms revenue decreased by 7% in the fourth quarter 2001 compared with the fourth quarter 2000 primarily as a result of a decrease in the average daily rate combined with a decrease in occupied rooms.

Utilities expense was 41% higher in 2001 compared with 2000 primarily due to higher energy prices. Operating income is after rent expense of $9.5 million in 2001 compared with $10.1 million in 2000 and depreciation and amortization of $7.7 million in 2001 compared with $9.1 million in 2000.

Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $96.2 million in 2001 compared with $97.0 million in 2000. Casino revenue decreased by $1.8 million in 2001 compared with 2000 as we focused on programs that produce revenues with higher profit contributions. Our casino costs decreased by $1.6 million in 2001 compared with 2000 primarily as a result of decreases in payroll, complimentaries and gaming taxes. Marketing costs decreased by $1.4 million in 2001 compared with 2000 due to reduced spending on promotional programs and advertising. Utilities expense was 32% higher in 2001 compared with 2000 primarily due to higher energy prices.

Operating income at Ramada Express was $17.7 million in 2001 compared with $15.8 million in 2000. Operating income is after depreciation and amortization of $5.7 million in 2001 compared with $5.5 million in 2000 and rent expense of $0.3 million in 2001 compared with $0.4 million in 2000.

Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $106.0 million in 2001 compared with $108.0 million in 2000. Casino revenue was down $1.0 million or 1% in 2001 compared with 2000, primarily due to a 7% decrease in table games revenue, reflecting a lower volume of play. Slot revenue in 2001 was approximately even with 2000. Casino revenue decreased as the Ohio River market absorbed a new riverboat casino that opened in late October 2000.

Casino costs decreased $0.9 million or 3% in 2001 from 2000 as a result of a decrease in complimentaries. Marketing costs decreased 14% in 2001 from 2000 due to decreased spending on promotional programs and advertising.

Operating income was $18.8 million in 2001 compared with $19.1 million in 2000. Operating income is after rent and depreciation and amortization expenses. Rent expense was $5.8 million in 2001 compared with $3.8 million in 2000. Rent expense increased as a result of increased rent to the City of Evansville relating to our riverboat-landing lease. A scheduled change in the formula used in calculating the rent came into effect in December 2000. Depreciation and amortization was $9.0 million in 2001 compared with $10.2 million in 2000.

Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $25.0 million in 2001 compared with $24.3 million in 2000 and operating income of $1.6 million in 2001 compared with $0.2 million in 2000. Operating income is after depreciation and amortization of $2.9 million in 2001 compared with $3.0 million in 2000. Casino revenue increased by 6% in 2001 compared with 2000 primarily as a result of an increase in slot revenue. Our admissions increased by 2% in 2001 compared with 2000 and our win per admission increased by 4%. Casino costs decreased by 4% in 2001 compared with 2000 as we maintained tight control of our costs.

Interest Expense

Interest expense was $39.2 million in 2001 compared with $41.9 million in 2000. The decrease in interest expense was due to capitalized interest on the Atlantic City Tropicana expansion, lower levels of debt outstanding and lower interest rates. Interest capitalized during 2001 was $1.3 million compared with $0.1 million during 2000.

Income Taxes

Income tax expense in 2000 was reduced by $7.5 million, as a result of a favorable resolution of an issue with the Internal Revenue Service. See the discussion of 2000 versus 1999 for more detailed information.

Impact of Recent Events

The September 11 terrorist acts and their effect on air travel as well as the ensuing economic conditions have resulted in an increased level of uncertainty with regard to our near-term operating results. Based on a review of the latter part of our fourth quarter 2001, it appears that the Las Vegas Tropicana was our only property that was affected by the lingering effects. We are unable to predict any future effects.

Results of Operations -
2000 versus 1999

Our consolidated revenues were $848.1 million for 2000, an increase of 6% from $800.3 million in 1999. Consolidated rooms revenue was higher in 2000 than in 1999 as a result of increases in occupied rooms and average daily rates at the Las Vegas Tropicana and the Atlantic City Tropicana. Consolidated other revenue consists of entertainment, retail and other revenue and was $41.1 million in 2000 compared with $34.8 million in 1999 primarily as a result of increases at the Las Vegas Tropicana. Our consolidated direct cost associated with the consolidated other revenue was $33.1 million in 2000 compared with $30.3 million in 1999.

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

  Tropicana Atlantic City

Tropicana Casino and Resort had total revenues of $465.9 million in 2000 compared with $431.9 million in 1999 and operating income of $84.0 million in 2000 compared with $73.4 million in 1999. Casino revenue was up $28.7 million in 2000 from 1999. Table games revenue increased by $7.6 million or 7% in 2000 compared with 1999. Slot revenue increased in 2000 by 8% over 1999. Casino revenue increased as a result of an increase in the overall market and an increase in occupied rooms. Rooms revenue increased 19% in 2000 compared with 1999 as a result of an increase in rooms occupied and an increase in average daily rate. We are using our large room base to attract new customers from our outer markets.

Rooms costs were 15% higher in 2000 compared with 1999 primarily due to the increase in occupied rooms. The provision for doubtful accounts was $1.3 million lower in 2000 compared with 1999 as a result of a favorable risk analysis. In late 1997 and 1998, we were engaged, on a trial basis, in table games marketing efforts to high-end customers from Portugal and from certain South American countries. Those trial programs resulted in higher levels of provision in 1998 and 1999 and were largely discontinued after 1998.

Operating income is after depreciation and amortization of $26.1 million in 2000 compared with $25.7 million in 1999 and rent expense of $2.5 million in 2000 compared with $2.7 million in 1999.

  Tropicana Las Vegas

Tropicana Resort and Casino had total revenues of $152.9 million in 2000 compared with $144.2 million in 1999 and operating income of $8.8 million in 2000 compared with an operating loss of $4.9 million in 1999.

Casino revenue decreased by 5% in 2000 compared with 1999, primarily as a result of a 19% decrease in table games revenue. Table games revenue decreased as a result of a lower volume of high-end play. Slot revenue in 2000 was level with 1999. Casino costs decreased 11% in 2000 compared with 1999 primarily as a result of a decrease in the costs associated with the table games business. Another cost that decreased as a result of the lower volume of table games business was the provision for doubtful accounts, which decreased by $2.4 million in 2000 compared with 1999. In 1997, total games revenue was $40.7 million, declining each year to $16.5 million in 2000. This decrease in games revenue is attributed to decreased emphasis on high-end table games play; most significantly, baccarat revenue (which is part of table games revenue) declined from $8.3 million in 1998 to nothing in 2000 as a result of the closure of our baccarat operations in 1999. The high-end table games players used credit play extensively and accounted for the majority of the casino's receivables and related bad debts. Table games activity in 2000 was largely comprised of domestic patrons who only moderately used credit. As a result of these changes, our levels of accounts receivable have decreased from $31.7 million at the end of 1996 to $8.5 million at the end of 2000, the delinquency component of accounts receivable has significantly decreased and the related provision for doubtful accounts has declined from $8.8 million in 1997 to $0.3 million in 2000.

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

  Ramada Express

Ramada Express Hotel and Casino had total revenues of $97.0 million in 2000 compared with $94.0 million in 1999. Casino revenue increased by $2.6 million in 2000 compared with 1999. In 2000, the Laughlin market continued its improvement that began in 1999; however, the fourth quarter of 2000 showed some softening. Consistent with our increase in casino revenue, our casino and marketing costs increased by $1.6 million in 2000 compared with 1999.

Operating income at Ramada Express was $15.8 million in 2000 compared with $15.0 million in 1999. Operating income is after depreciation and amortization of $5.5 million in 2000 compared with $4.9 million in 1999 and rent expense of $0.4 million in 2000 compared with $0.7 million in 1999.

  Casino Aztar Evansville

Casino Aztar Evansville had total revenues of $108.0 million in 2000 compared with $105.8 million in 1999. Casino revenue was up $2.6 million or 3% in 2000 compared with 1999, primarily due to an increase in slot revenue. Our operation stabilized in 2000 compared with 1999 as the market absorbed competition from a riverboat in the Louisville, Kentucky area that opened in November 1998. In addition, another riverboat casino opened in late October 2000 on the Ohio River between the Louisville area and the Cincinnati area, in our Evansville property's outer market.

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

  Casino Aztar Caruthersville

Casino Aztar Caruthersville had total revenues of $24.3 million in 2000 compared with $24.4 million in 1999 and operating income of $0.2 million in 2000 compared with an operating loss of $0.6 million in 1999. Operating income or loss is after depreciation and amortization of $3.0 million in 2000 compared with $3.2 million in 1999. Casino revenue in 2000 was even with 1999 in spite of increased capacity that we installed in mid-1999 and an open boarding policy that we instituted in August 1999. Our admissions increased by 11% in 2000 compared with 1999 but our win per admission declined by 10%. In 2000, we reduced our marketing costs by 22%, which contributed to our decrease of 4% in our overall costs. This is the third consecutive year that we decreased our overall costs from the previous year.

  Interest Expense

Interest expense was $41.9 million in 2000 compared with $52.8 million in 1999. The decrease in interest expense was primarily a result of lower interest rates achieved through a refinancing we completed in 1999, through which our fixed-rate debt was replaced with other fixed-rate debt and variable-rate debt bearing lower interest rates.

  Income Taxes

In connection with Internal Revenue Service examinations of the income tax returns for the years 1989 through 1996, an issue was resolved that resulted in an income tax benefit of approximately $7.5 million in the 2000 second quarter. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation. In 1999, the Boyd Gaming case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during the 2000 second quarter.

Extraordinary Items

During 1999, we expensed the remaining unamortized deferred financing costs and unamortized discount associated with previous issues of Senior Subordinated notes and the premiums paid to retire those notes. These items were reflected as an extraordinary loss of $15.7 million, which was net of an income tax benefit of $8.5 million.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our Casino Reinvestment Development Authority investments, long-term debt and Series B ESOP convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At December 28, 2000, the carrying value, including the current portion, of our long-term debt at a fixed rate was $237.2 million and at a variable rate it was $227.4 million. During 2001, our primary activity in long-term debt was obtaining additional fixed-rate debt and reducing variable-rate debt as previously discussed in the section on financial condition.

The following table provides information at January 3, 2002, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Other investments
   Fixed rate
   Average
    interest rate

Liabilities
 Long-term debt,
  including
   current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

Series B ESOP
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2002 -- -- $0.9 10.2% $0.5 -- --	2003 -- -- $0.2 10.5% $0.5 -- --	2004 -- -- $0.2 11.6% $12.2 -- --	2005 -- -- -- -- $35.6 -- --	2006 -- -- -- -- -- -- --	There- after $ 23.5 5.1% $410.0 8.9% -- $ 6.0 8.0%	Total $ 23.5 $411.3 $ 48.8 $ 6.0	Fair Value $ 23.5 $424.5 $ 48.8 $ 10.6

* Interest is based upon, at our option, a one-, two-, three-, or six-month Eurodollar rate plus a margin of 2.5% for our term loan and a one-, two-, three-, or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25% for our revolving credit facility. The applicable margin is dependent upon Aztar's outstanding indebtedness and operating cash flow.

Stock Option Accounting

As permitted under generally accepted accounting principles, we have elected to follow Accounting Principles Board Opinion No. 25 entitled "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock-based employee compensation arrangements because the alternative fair-value-based method of accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 123, the estimated fair value of our stock options would be amortized to expense over their vesting period. See "Note 11. Stock Options" to our Consolidated Financial Statements for the assumptions used in arriving at fair value and for other information.

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting is as follows (in millions except for earnings per share information):

	2001	2000	1999
Pro forma net income Pro forma earnings per share: Net income per common share Net income per common share assuming dilution	$ 55.0 $ 1.45 $ 1.41	$ 50.4 $ 1.21 $ 1.17	$ 4.8 $ .09 $ .09

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 141 is effective as follows: (a) use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. We have determined that at January 3, 2002, we have no purchased goodwill in our balance sheet. Effective January 4, 2002, we will cease amortization of the cost of our initial gaming licenses because we have determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of our initial gaming licenses was $2.7 million in 2001 and $2.6 million in both 2000 and 1999. We have performed an impairment test of our initial gaming licenses at January 4, 2002 and have concluded that there was no impairment.

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, we do not have an asset retirement obligation at January 3, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. SFAS 144 has no effect on our consolidated financial position at January 3, 2002 or on our results of operations or cash flows for the periods then ended.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 3, 2002 and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2001 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: those factors relating to terrorist activities, construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA (a)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 3, 2002

Operations
 Data (in
 thousands)
Revenues
Rent
Depreciation
 and  amortization
Operating
 income
Net interest
 income and
 (expense)
Equity in
 unconsolidated
 partnership's
 loss
Income taxes
Income before
 extraordinary
 items
Extraordinary
 items
Net income

Common Stock
 Data (per
 share)
Income before
 extraordinary
 items:
  Income per
   common share
  Income per
   common share
   assuming
   dilution
Cash dividends
 declared
Equity

2001 $ 849,463 (18,635) (51,813) 131,408 (37,623) (3,702) (32,074) 58,009 -- 58,009 $ 1.53 1.48 -- 12.38	2000 $ 848,088 (17,253) (53,924) 115,475 (40,565) (4,215) (17,578) 53,117 -- 53,117 $ 1.28 1.23 -- 10.92	1999 $ 800,314 (17,122) (53,908) 89,594 (51,282) (3,961) (12,222) 22,129 (15,740) 6,389 $ .48 ..46 -- 9.96	1998 $ 806,136 (19,373) (53,493) 81,646 (57,434) (4,336) (8,368) 11,508 (1,346) 10,162 $ .24 ..23 -- 10.02	1997 $ 782,357 (21,379) (51,508) 67,392 (60,517) (4,618) 2,185 4,442 -- 4,442 $ .08 ..08 -- 9.82

SUMMARY OF SELECTED FINANCIAL DATA (a) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 3, 2002

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets
Long-term debt
Series B ESOP
 convertible
 preferred
 stock
Shareholders'
 equity

Other Financial
 Data (in
 thousands)
Net cash
 provided by
 (used in)
 operating
 activities
Net cash
 provided by
 (used in)
 investing
 activities
Net cash
 provided by
 (used in)
 financing
 activities
EBITDAR(b)

	2001 $1,060,956 458,659 5,959 453,841 $ 138,469 (57,422) (37,005) 201,856	2000 $1,011,696 463,011 6,400 422,706 $ 123,631 (30,499) (99,232) 186,652	1999 $1,049,007 497,628 7,003 427,910 $ 80,667 (34,012) (51,075) 160,624	1998 $1,077,702 487,543 7,147 454,101 $ 86,401 (30,640) (43,290) 154,512	1997 $1,091,496 491,932 6,593 444,038 $ 49,489 (23,327) (24,164) 140,279

(a)	See NOTES 1., 5., 13. and 18. of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)

EBITDAR means operating income before depreciation and amortization, and rent. EBITDAR should not be construed as a substitute for operating income, or as a better indicator of liquidity than cash flow from operating activities, as they are determined in accordance with generally accepted accounting principles. EBITDAR information has been included for those investors who find it a useful tool for measuring operating performance. The Company's calculation of EBITDAR may not be comparable to similarly titled measures reported by other companies.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
Aztar Corporation

Our audits of the consolidated financial statements referred to in our report dated February 4, 2002, except for notes 3, 7, and 18, as to which the date is February 28, 2002, appearing in this 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 4, 2002

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended January 3, 2002, December 28, 2000 and December 30, 1999
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2001
  2000
  1999

Deferred income tax
  asset valuation
  allowance:
  2001
  2000
  1999

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2001
  2000
  1999

COLUMN B Balance at Beginning of Year $ 22,655 24,744 25,296 $ 2,668 2,385 3,343 $ 8,191 6,575 6,452	COLUMN C Additions $ 4,075(a) 4,021(a) 7,405(a) $ 7(a) 641(a) 301(a) $ 1,301(a) 1,638(a) 953(a)	COLUMN D Deductions $ 6,152(b) 6,110(b) 7,957(b) $ 707(c) 358(c) 1,259(c) $ -- 22(d) 830(d)	COLUMN E Balance at End of Year $ 20,578 22,655 24,744 $ 1,968 2,668 2,385 $ 9,492 8,191 6,575

(a) (b) (c) (d)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $312,000, $242,000 and $1,173,000 in 2001, 2000 and
1999, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 2001, 2000 and 1999 represented charges of deferred tax assets against the valuation allowance account.

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

4.3

Indenture, dated as of July 27, 2001, between Aztar Corporation and U.S. Bank Trust National Association, as Trustee, relating to the 9% Senior Subordinated Notes due 2011 of Aztar Corporation, filed as Exhibit 4.3 to Aztar Corporation's Registration Statement No. 333-69158 and incorporated herein by reference.

4.4

For a description of the Series B ESOP Convertible Preferred Stock of Aztar Corporation, refer to the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Aztar Corporation filed as Annex XII to the Ramada Inc. Definitive Proxy Statement/Aztar Corporation Prospectus, dated as of November 14, 1989 and incorporated herein by reference.

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

10.4(g)

Amendment No. 6, dated June 29, 2001, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; Bankers Trust Company and Societe Generale, as documentation agents; Bank of Scotland, Credit Lyonnais Los Angeles Branch and PNC Bank, National Association, as co-agents; and Bank of America National Trust and Savings Association as administrative agent, filed as Exhibit 10.1 to Aztar Corporation's Form 8-K dated July 11, 2001 and incorporated herein by reference.

10.4(h)

Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

10.4(i)

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
10.6(a)

Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit 2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.6(b)

Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

10.7

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

10.10

Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

*	10.11

Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*	10.12

Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
	10.13

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

	10.13(a)

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

**	10.13(b)

Allonge to Master Note, dated as of June 29, 2001, executed by Tropicana Enterprises in favor of Bank of America, N.A., as Administrative Agent for the Banks referred to in the Note, in connection with that certain Master Note dated May 28, 1998.

*	10.14

Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*	10.15

Deferred Compensation Agreements entered into by and between Ramada and designated executives (including each Executive Officer), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*	10.16	Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.
*	10.17

Deferred Compensation Agreements entered into by and between Ramada and certain outside Directors as of December 1, 1983, filed as Exhibits 10.62(a),(b),(c) and (d) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

	10.18

Option Agreement, dated February 2, 1998, among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada, filed as Exhibit 99.2 to Aztar Corporation's Form 8-K/A, dated February 3, 1998, and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith

EXHIBIT INDEX
	10.18(a)

First Amendment to Option Agreement, dated January 28, 1999, to Option Agreement, dated February 2, 1998, by and among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada, filed as Exhibit 10.19(a) to Aztar Corporation's 1998 Form 10-K and incorporated herein by reference.

*	10.19	Aztar Corporation 1999 Employee Stock Option and Incentive Plan, filed as Exhibit A to Aztar Corporation's 1999 definitive Proxy Statement and incorporated herein by reference.
**	10.20	Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, amended and restated effective December 5, 2001.
**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith