Form 10-Q
period 2002-04-04
AZTAR CORP
filed 2002-05-07
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2002 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At May 2, 2002, the registrant had outstanding 37,269,081 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

April 4, 2002 $ 62,761 19,858 7,946 9,341 16,934 116,840 -- 24,133 750,203 214,935 27,830 530 993,498 44,244 6,310 $1,185,025 ==========	January 3, 2002 $ 92,122 22,158 7,752 10,464 16,934 149,430 6,414 23,544 716,758 104,957 22,661 662 845,038 29,172 7,358 $1,060,956 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $12,543 and $10,607)

Shareholders' equity:
  Common stock, $.01 par value (37,267,303 and
    36,644,767 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

April 4, 2002 $ 66,087 26,002 10,413 1,642 5,568 618 110,330 562,841 13,844 17,534 5,834 524 438,749 186,909 (353) (151,187) 474,642 $1,185,025 ==========	January 3, 2002 $ 61,144 30,450 9,505 2,131 1,428 1,498 106,156 458,659 20,495 15,846 5,959 517 431,455 173,409 (353) (151,187) 453,841 $1,060,956 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended April 4, 2002 and March 29, 2001
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

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2002

$164,646
18,434
13,955
   8,959
205,994

69,470
9,644
13,247
8,108
19,111
20,410
3,491
6,370
914
6,327
4,266
  12,539
 173,897

32,097

388
(10,355)
    (458)

21,672

  (7,913)

$ 13,759
========

$    .37

$    .35

36,888
38,922

  2001

$166,297
18,256
14,467
   9,324
208,344

72,979
9,351
14,142
8,150
19,949
19,344
4,478
6,173
874
6,239
4,907
  12,996
 179,582

28,762

388
(10,078)
  (1,018)

18,054

  (6,663)

$ 11,391
========

$    .29

$    .28

38,212
39,592

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended April 4, 2002 and March 29, 2001
(in thousands)
First Quarter

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss on reinvestment obligation
    Rent expense
    Distribution (less than )in excess of equity in
      income of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable
      (Increase) decrease in inventories and
        prepaid expenses
      Increase (decrease) in accounts payable,
        accrued expenses and income taxes payable
      Other items, net

  Net cash provided by (used in) operating activities

Cash Flows from Investing Activities
Reduction in other investments
Purchases of property and equipment
Acquisition of Tropicana Enterprises partnership
  interests
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2002 $ 13,759 12,898 914 278 (171) (414) 1,688 1,386 929 4,131 41 35,439 418 (9,366) (117,500) (1,431) (127,879) 94,000 4,203 (34,607) (14) -- (234) (269) 63,079 (29,361) 92,122 $ 62,761 =========	2001 $ 11,391 13,295 874 288 (270) 141 2,829 (2,546) 979 (873) 96 26,204 401 (10,980) -- (1,353) (11,932) 59,400 240 (67,918) (13) (10,872) (256) -- (19,419) (5,147) 48,080 $ 42,933 =========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended April 4, 2002 and March 29, 2001
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises partnership interests:
  Investments in and advances to unconsolidated partnership
  Buildings, net
  Land
  Intangible assets
  Other assets
  Current portion of long-term debt
  Current portion of other long-term liabilities
  Long-term debt
  Other long-term liabilities

    Net cash used in acquisition

Summary of non-cash investing and financing activities:
  Other long-term liabilities reduced for intangible assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $ 117,500 $ -- $ 9,089 3,616	2001 $ -- -- -- -- -- -- -- -- -- $ -- $ 50 $ 4,671 8,130

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended April 4,2002 and March 29, 2001
(in thousands, except number of shares)
First Quarter

Common stock:
  Beginning balance
  Stock options exercised for 622,536 and 33,334 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 972,300 shares of common stock at cost
    in 2001

    Ending balance

2002 $ 517 7 524 431,455 4,196 3,098 438,749 173,409 (259) 13,759 186,909 (353) (151,187) -- (151,187) $474,642 ========	2001 $ 515 -- 515 428,537 240 55 428,832 116,194 (128) 11,391 127,457 -- (122,540) (10,872) (133,412) $423,392 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the first quarter ended 2002 was $501,000 and during the first quarter ended 2001, it was $211,000. Capitalized costs related to various development projects, included in intangible assets, were $107,000 and $5,990,000 at April 4, 2002 and January 3, 2002, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 3, 2002.

Certain reclassifications have been made in the January 3, 2002 Consolidated Balance Sheet in order to be comparable with the April 4, 2002 presentation.

Note 2: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses was $666,000 in the first quarter of 2001.

A reconciliation of the Company's reported net income to proforma net income to give effect to SFAS 142 for the periods ended April 4, 2002 and March 29, 2001 is as follows (in thousands, except per share data):
First Quarter

Reported net income
Addback: Initial gaming licenses amortization,
  net of income tax of $266
Proforma net income

Net income per common share:
  Reported net income
  Initial gaming licenses amortization
  Proforma net income

Net income per common share assuming dilution:
  Reported net income
  Initial gaming licenses amortization
  Proforma net income

2002 $ 13,759 -- $ 13,759 ======== $ .37 -- $ .37 ======== $ .35 -- $ .35 ========	2001 $ 11,391 400 $ 11,791 ======== $ .29 .02 $ .31 ======== $ .28 .01 $ .29 ========

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at April 4, 2002.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3: Acquisition

On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana, which was $1,361,000 and $2,212,000 net of intercompany eliminations in the first quarter of 2002 and the first quarter of 2001, respectively; and its equity in unconsolidated partnership's loss, which was $458,000 and $1,018,000 in the first quarter of 2002 and the first quarter of 2001, respectively. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon a preliminary appraisal report.

Note 4: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results prior to the acquisition for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended April 4, 2002 and March 29, 2001 (in thousands):
First Quarter
Revenues Operating expenses Operating income Interest expense Net income	2002 $ 2,722 (473) 2,249 (253) $ 1,996 ========	2001 $ 4,424 (684) 3,740 (1,083) $ 2,657 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
First Quarter
Equity in unconsolidated partnership's loss	2002 $ (458)	2001 $ (1,018)

Note 5:  Las Vegas Tropicana Development

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

For development of a potential project on the north site, the Company plans to complete a detailed design development effort with construction documents and estimated construction costs by the summer of 2003, at which time the Company will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could have a material adverse effect on our consolidated results of operations.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $64,514,000 at April 4, 2002. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8,597,000 at April 4, 2002. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 6:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.7% at April 4, 2002;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 4.7%
    at April 4, 2002; matures June 30, 2005
Tropicana Enterprises loan; floating rate, 3.8%
    at April 4, 2002; matures June 30, 2005
Other notes payable; 14.6%; matures
    October 2002
Obligations under capital leases

Less current portion

April 4, 2002 $235,000 175,000 60,000 48,625 48,579 233 972 568,409 (5,568) $562,841 ========	January 3, 2002 $235,000 175,000 -- 48,750 -- 225 1,112 460,087 (1,428) $458,659 ========

The Tropicana Enterprises loan calls for monthly principal payments of $342,000 to $419,000, with a final payment of approximately $34,000,000 due at maturity. The Tropicana Enterprises loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at the borrower's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow.

Note 7:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):
Deferred compensation and retirement plans Accrued rent expense Las Vegas Boulevard beautification assessment Less current portion	April 4, 2002 $ 14,101 -- 361 14,462 (618) $ 13,844 ========	January 3, 2002 $ 13,919 7,699 375 21,993 (1,498) $ 20,495 ========

Note 8: Income Taxes

The Internal Revenue Service ("IRS") has completed its examination of the Company's income tax returns for the years 1992 and 1993 and has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. (the "Restructuring"). The Company has filed a petition in the United States Tax Court for these two issues for

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

1992 and 1993. The IRS is examining the Company's income tax returns for 1994 through 1999 and has settled for all but the same two issues. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Indiana Department of Revenue ("IDR") is examining the income tax returns for the years 1998 through 2000. The Company has received proposed assessments from the IDR in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through April 4, 2002, was approximately $8,300,000 at April 4, 2002.

Note 9: Earnings Per Share

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended April 4, 2002 and March 29, 2001, are as follows (in thousands, except per share data):
First Quarter

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common shareholders

Plus: income impact of assumed conversion of
  dilutive preferred stock

Income available to common shareholders
  plus dilutive potential common shares

Weighted-average common shares applicable
  to net income per common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share assuming dilution

2002 $ 13,759 (259) 13,500 116 $ 13,616 ======== 36,888 1,417 617 2,034 38,922 ======== $ .37 ======== $ .35 ========	2001 $ 11,391 (128) 11,263 -- $ 11,263 ======== 38,212 703 677 1,380 39,592 ======== $ .29 ======== $ .28 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. In connection with these matters, the Company's accrued liability was $3,833,000 at both April 4, 2002 and January 3, 2002.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at April 4, 2002, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $52,000,000 at April 4, 2002

Item 2. Management's Discussion and Analysis

Financial Condition

On February 28, 2002, we purchased the 50% partnership interest in Tropicana Enterprises that we did not own. After credits, we paid $117.5 million. The source of funds for this purchase was cash on hand of $47.5 million and borrowings of $70.0 million under our Revolver. In addition, we assumed $48.9 million of partnership debt that we were servicing through our rent payments. This purchase eliminates after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million and $2.2 million net of intercompany eliminations in the first quarter of 2002 and the first quarter of 2001, respectively; and our equity in unconsolidated partnership's loss, which was $0.4 million and $1.0 million in the first quarter of 2002 and the first quarter of 2001, respectively. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. We anticipate that the net result will be accretive to net income and earnings per share. This purchase simplifies our ownership structure of the Las Vegas Tropicana and our financial statements.

We are conducting feasibility studies to master-plan a potential development of the site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the summer of 2003, at which time we will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we

AZTAR CORPORATION AND SUBSIDIARIES

ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could have a material adverse effect on our results of operations.

The Indiana Department of Revenue is examining our income tax returns for the years 1998 through 2000. We have received proposed assessments from the IDR in connection with the examination of our Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through April 4, 2002, was approximately $8.3 million at April 4, 2002.

On April 17, 2002, we announced that on April 22, 2002 we would commence construction of the previously disclosed major expansion of our Atlantic City Tropicana. The cost of the expansion, excluding tenant improvements, is targeted to be $225 million, against which we hope to realize third-party contributions, public sector subsidies, tax rebates and other credits, the present value of which could reduce the cost by up to $50 million.

Results of Operations

Quarter Ended April 4, 2002 Compared to Quarter Ended March 29, 2001

Our consolidated revenues were $206.0 million in the 2002 first quarter, down slightly from $208.3 million in the 2001 first quarter. Our 2002 fiscal first quarter did not have the benefit of a New Year's weekend, while the year-earlier quarter did.

Consolidated operating income for the first quarter of 2002 was $32.1 million, an 11% improvement over $28.8 million for the first quarter of 2001. Favorable weather conditions resulting in less usage of gas and lower gas prices in the first quarter of 2002 contributed to a 22% decrease in consolidated utilities expense from the 2001 first quarter. Consolidated rent expense was $0.6 million or 12% lower in the 2002 versus 2001 first quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the first quarter of 2002 and $2.2 million in the first quarter of 2001, net of intercompany eliminations. In addition, the acquisition eliminates after February 28, 2002, our equity in unconsolidated partnership's loss.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $110.3 million in the first quarter of 2002, up 3% from $106.6 million in the first quarter of 2001. Casino revenue was 3% higher in the 2002 versus 2001 first quarter, primarily reflecting a 2% increase in games revenue combined with a 4% increase in slots revenue. Rooms revenue was $1.1 million or 25% higher in the 2002 versus 2001 first quarter primarily as a result of an increase in occupied rooms on a non-complimentary basis as well as an increase in the average daily rate.

Tropicana Atlantic City had operating income of $20.5 million in the 2002 first quarter, a 27% increase from $16.1 million in the 2001 first quarter. Casino costs were 2% lower in the 2002 versus 2001 first quarter due to reductions in the cost of complimentaries and payroll costs. Consistent with the increase in rooms revenue, rooms costs were 17% higher in the 2002 versus 2001 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in both periods. Depreciation and amortization was $7.1 million in the 2002 first quarter compared with $6.6 million in last year's first quarter.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $36.1 million in the 2002 first quarter, a 12% decrease from $41.0 million in the 2001 first quarter. Casino revenue was 18% lower in the 2002 versus 2001 first quarter, due to a 20% decrease in slot revenue combined with a 13% decrease in games revenue. The decline in games revenue was a result of a decrease in the volume of play. Rooms revenue was 8% lower in the 2002 versus 2001 first quarter primarily as a result of a decrease in the average daily rate combined with lower occupancy.

Tropicana Las Vegas had operating income of $2.5 million in the 2002 first quarter, a 22% decrease from $3.2 million in the 2001 first quarter. Casino costs were 19% lower in the 2002 versus 2001 first quarter, primarily due to the decrease in casino revenue. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.5 million in the 2002 first quarter compared with $2.4 million in the 2001 first quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the first quarter of 2002 and $2.2 million in the first quarter of 2001, net of intercompany eliminations. Depreciation and amortization was $1.7 million in the first quarter of 2002 compared with $2.0 million in the first quarter of 2001.

RAMADA EXPRESS At Ramada Express, total revenues were $25.1 million in the first quarter of 2002, down 6% from $26.7 million in the 2001 first quarter. Casino revenue was 8% lower in the 2002 versus 2001 first quarter primarily due to a decrease in slot revenue. Consistent with the decrease in casino revenue, casino costs were 7% lower in the 2002 versus 2001 first quarter. Operating income was $5.9 million in the 2002 first quarter compared with $6.6 million in the 2001 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods and depreciation and amortization was $1.5 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.9 million in the first quarter of 2002, up 2% from $27.3 million in the first quarter of 2001. Operating income was $6.2 million in the 2002 first quarter, a 9% increase from $5.7 million in the 2001 first quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.9 million in the first quarter of 2002 compared with $1.6 million in the first quarter of 2001. Depreciation and amortization was $1.5 million in the 2002 first quarter compared with $2.2 million in the 2001 first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.6 million in the first quarter of 2002 compared with $6.7 million in the first quarter of 2001. Casino Aztar Caruthersville had operating income of $0.6 million in both periods. Operating income is after depreciation and amortization of $0.7 million in both periods.

Impact of Post-Sept 11 Events

The September 11 terrorist acts and their effect on air travel as well as the ensuing economic conditions have resulted in an increased level of uncertainty with regard to our near-term operating results. Based on a review of our results since then, it appears that the Las Vegas Tropicana was our only property that was affected by the lingering effects. We are unable to predict any future effects.

AZTAR CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at April 4, 2002.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 3, 2002, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2001 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: those factors relating to terrorist activities; access to available and feasible insurance; construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation, judicial actions and political uncertainties, including gaming legislation and taxation; and the effects of competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2002 see "Note 6: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

AZTAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
(a)

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 3, 2002, a status conference was held on March 27, 2002. At the status conference, Judge Ezra advised the parties of the following:

	-	He was recusing himself from the case and sending it to the Chief Judge for reassignment.
	-	He would not decide the motion for class certification, but would provide his research, etc. to the newly assigned judge.
	-	He would lift the stay of merits discovery as to the named plaintiffs and the particular claims made by them.

On April 9, 2002, the actions were re-assigned to Judge Roger Hunt. The new case number is CV-S-94-1126-RLH(RJJ). The motion for class certification remains undecided. The plaintiffs have undertaken no discovery.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
None.
(b)	Reports on Form 8-K

On March 13, 2002, the Company filed a report on Form 8-K under Item 2. Acquisition or Disposition of Assets to report that, on February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date May 7, 2002	AZTAR CORPORATION (Registrant) By ROBERT M. HADDOCK Robert M. Haddock Executive Vice President and Chief Financial Officer