Form 10-Q
period 2002-07-04
AZTAR CORP
filed 2002-08-09
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2002 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

At August 1, 2002, the registrant had outstanding 37,309,579 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

July 4, 2002 $ 57,193 22,192 8,139 10,571 18,192 116,287 -- 16,110 746,147 214,935 38,537 380 999,999 44,265 6,318 $1,182,979 ==========	January 3, 2002 $ 92,122 22,158 7,752 10,464 16,934 149,430 6,414 23,544 716,758 104,957 22,661 662 845,038 29,172 7,358 $1,060,956 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $14,892 and $10,607)

Shareholders' equity:
  Common stock, $.01 par value (37,309,579 and
    36,644,767 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

July 4, 2002 $ 59,178 29,364 9,118 6,174 5,366 618 109,818 541,564 14,107 20,347 5,750 524 439,275 203,139 (353) (151,192) 491,393 $1,182,979 ==========	January 3, 2002 $ 61,144 30,450 9,505 2,131 1,428 1,498 106,156 458,659 20,495 15,846 5,959 517 431,455 173,409 (353) (151,187) 453,841 $1,060,956 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended July 4, 2002 and June 28, 2001
(in thousands, except per share data)
Second Quarter	Six Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2002

$164,994
20,597
14,646
  10,864
211,101

68,820
10,108
13,774
8,041
20,500
17,700
4,265
6,387
454
6,242
2,534
  12,668
 171,493

39,608

253
(10,735)

      --

29,126

 (12,648)

$ 16,478
========

$    .44

$    .42

37,291

39,208

  2001

$165,472
20,804
14,418
  10,162
210,856

69,331
10,231
14,024
8,146
20,134
19,408
3,849
5,894
970
6,153
4,782
  12,931
 175,853

35,003

328
  (9,084)

    (962)

25,285

  (9,273)

$ 16,012
========

$    .42

$    .40

37,566

39,114

  2002

$329,640
39,031
28,601
  19,823
417,095

138,290
19,752
27,021
16,149
39,611
38,110
7,756
12,757
1,368
12,569
6,800
  25,207
 345,390

71,705

641
(21,090)

    (458)

50,798

 (20,561)

$ 30,237
========

$    .80

$    .77

37,089

39,060

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
For the periods ended July 4, 2002 and June 28, 2001
(in thousands)
Six Months

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    (Gain) loss on reinvestment obligation
    Rent expense
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

  2002

$  30,237

25,971
1,368
(2,681)
(171)

(414)
3,243

(1,402)

(494)

3,932
    1,331

   60,920

12,655
(29,483)

(117,500)
   (3,192)

 (137,520)

99,000
4,499
(61,094)
(13)
--
(234)
     (487)

   41,671

(34,929)
   92,122

$  57,193
=========

  2001

$  27,403

26,529
1,844
606
(520)

277
6,696

(2,297)

(1,430)

(3,727)
      200

   55,581

835
(30,138)

--
   (2,762)

  (32,065)

119,200
839
(132,968)
(13)
(17,061)
(256)
     (315)

  (30,574)

(7,058)
   48,080

$  41,022
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended July 4, 2002 and June 28, 2001
(in thousands)
Six Months

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

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500) $ 5 -- $ 20,755 9,952	2001 $ -- -- -- -- -- -- -- -- -- $ -- $ 13 50 $ 19,492 12,408

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended July 4, 2002 and June 28, 2001
(in thousands, except number of shares)
Six Months

Common stock:
  Beginning balance
  Stock options exercised for 665,034 and 112,999 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 1,447,800 shares of common stock at cost
    in 2001
  Repurchase of 222 and 1,081 shares of common stock,
    at cost, in connection with stock options exercised

    Ending balance

2002 $ 517 7 524 431,455 4,497 3,323 439,275 173,409 (507) 30,237 203,139 (353) (151,187) -- (5) (151,192) $ 491,393 =========	2001 $ 515 1 516 428,537 851 205 429,593 116,194 (398) 27,403 143,199 -- (122,540) (17,061) (13) (139,614) $ 433,694 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the second quarter and six months ended 2002 was $576,000 and $1,077,000, respectively; it was $267,000 and $478,000 during the second quarter and six months ended 2001. Capitalized costs related to various development projects, included in intangible assets, were $310,000 and $5,990,000 at July 4, 2002 and January 3, 2002, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 3, 2002.

Certain reclassifications have been made in the January 3, 2002 Consolidated Balance Sheet in order to be comparable with the July 4, 2002 presentation.

Note 2: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses during the second quarter and six months ended 2001 was $660,000 and $1,326,000, respectively.

A reconciliation of the Company's reported net income to proforma net income to give effect to SFAS 142 for the periods ended July 4, 2002 and June 28, 2001 is as follows (in thousands, except per share data):
Second Quarter		Six Months

Reported net income
Addback: Initial gaming licenses
  amortization, net of income
  tax of $264 and $530 in 2001
Proforma net income

Net income per common share:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

Net income per common share
  assuming dilution:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

2002 $ 16,478 -- $ 16,478 ======== $ .44 -- $ .44 ======== $ .42 -- $ .42 ========	2001 $ 16,012 396 $ 16,408 ======== $ .42 .01 $ .43 ======== $ .40 .01 $ .41 ========	2002 $ 30,237 -- $ 30,237 ======== $ .80 .-- $ .80 ======== $ .77 -- $ .77 ========	2001 $ 27,403 796 $ 28,199 ======== $ .71 .02 $ .73 ======== $ .69 .02 $ .71 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at July 4, 2002.

Note 3: Acquisition

On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. The Company's real estate rent expense at the Las Vegas Tropicana during the six months ended 2002 was $1,361,000 net of intercompany eliminations; it was $2,160,000 and $4,372,000 net of intercompany eliminations during the second quarter and six months ended 2001. The Company's equity in unconsolidated partnership's loss during the six months ended 2002 was $458,000; it was $962,000 and $1,980,000 during the second quarter and six months ended 2001. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon a preliminary appraisal report.

Note 4: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results prior to the acquisition for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended July 4, 2002 and June 28, 2001 (in thousands):
	Second Quarter		Six Months
Revenues Operating expenses Operating income Interest expense Net income	2002 $ -- -- -- -- $ -- ========	2001 $ 4,320 (691) 3,629 (964) $ 2,665 ========	2002 $ 2,722 (473) 2,249 (253) $ 1,996 ========	2001 $ 8,744 (1,375) 7,369 (2,047) $ 5,322 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
	Second Quarter		Six Months
Equity in unconsolidated partnership's loss	2002 $ --	2001 $ (962)	2002 $ (458)	2001 $ (1,980)

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $64,118,000 at July 4, 2002. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,792,000 at July 4, 2002. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 6:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.8% at July 4, 2002;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 4.7%
    at July 4, 2002; matures June 30, 2005
Tropicana Enterprises loan; floating rate, 3.8%
    at July 4, 2002; matures June 30, 2005
Other notes payable; 14.6%; matures
    October 2002
Obligations under capital leases

Less current portion

July 4, 2002 $235,000 175,000 40,000 48,500 47,554 241 635 546,930 (5,366) $541,564 ========	January 3, 2002 $235,000 175,000 -- 48,750 -- 225 1,112 460,087 (1,428) $458,659 ========

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):
Deferred compensation and retirement plans Accrued rent expense Las Vegas Boulevard beautification assessment Less current portion	July 4, 2002 $ 14,363 -- 362 14,725 (618) $ 14,107 ========	January 3, 2002 $ 13,919 7,699 375 21,993 (1,498) $ 20,495 ========

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

The Indiana Department of Revenue ("IDR") is examining the income tax returns for the years 1998 through 2000. The Company has received proposed assessments from the IDR in connection with the examination of the Company's Indiana income tax returns for the years 1996 and 1997. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through July 4, 2002, was approximately $8,700,000 at July 4, 2002.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which is retroactive to the beginning of 2002. As a result, the Company's second-quarter income tax provision includes an additional $1,800,000 to provide for the effect of this new tax legislation on the Company's July 4, 2002 year-to-date results.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended July 4, 2002 and June 28, 2001, are as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common
  shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2002 $ 16,478 (248) 16,230 114 $ 16,344 ======== 37,291 1,309 608 1,917 39,208 ======== $ .44 ======== $ .42 ========	2001 $ 16,012 (270) 15,742 -- $ 15,742 ======== 37,566 881 667 1,548 39,114 ======== $ .42 ======== $ .40 ========	2002 $ 30,237 (507) 29,730 230 $ 29,960 ======== 37,089 1,363 608 1,971 39,060 ======== $ .80 ======== $ .77 ========	2001 $ 27,403 (398) 27,005 -- $ 27,005 ======== 37,889 792 672 1,464 39,353 ======== $ .71 ======== $ .69 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. In connection with these matters, the Company's accrued liability was $3,833,000 at both July 4, 2002 and January 3, 2002.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at July 4, 2002, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $43,000,000 at July 4, 2002.

At July 4, 2002, the Company had commitments of approximately $175,000,000 for the Atlantic City Tropicana expansion project.

Item 2. Management's Discussion and Analysis

Financial Condition

On February 28, 2002, we purchased the 50% partnership interest in Tropicana Enterprises that we did not own. After credits, we paid $117.5 million. The source of funds for this purchase was cash on hand of $47.5 million and borrowings of $70.0 million under our Revolver. In addition, we assumed $48.9 million of partnership debt that we were servicing through our rent payments. This purchase eliminates, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana and our equity in unconsolidated partnership's loss. Our real estate rent expense at the Las Vegas Tropicana during the six months ended 2002 was $1.4 million net of intercompany eliminations; it was $2.2 million and $4.4 million net of intercompany eliminations during the second quarter and six months ended 2001. Our equity in unconsolidated partnership's loss during the six months ended 2002 was $0.5 million; it was $1.0 million and $2.0 million during the second quarter and six months ended 2001. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. We anticipate that the net result will be accretive to net income and earnings per share. This purchase simplifies our ownership structure of the Las Vegas Tropicana and our financial statements.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

The Indiana Department of Revenue is examining our income tax returns for the years 1998 through 2000. We have received proposed assessments from the IDR in connection with the examination of our Indiana income tax returns for the years 1996 and 1997. Those assessments are based on IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court and oral arguments were heard in April 2001. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through July 4, 2002, was approximately $8.7 million at July 4, 2002.

On July 1, 2002, our gaming taxes in Indiana at Casino Aztar Evansville increased from 20% to 22.5% of casino revenue and on August 1, 2002, we began dockside gaming, which increases accessibility to our casino riverboat by eliminating cruising schedules. With dockside gaming, our gaming taxes will be based on a graduated scale from 15% to 35% of casino revenue and our admissions tax will be $3 per person versus $3 per person per cruise.

On April 22, 2002, we commenced construction of the previously disclosed major expansion of our Atlantic City Tropicana. The cost of the expansion, excluding tenant improvements, is targeted to be $225 million, against which we hope to realize third-party contributions, public sector subsidies, tax rebates and other credits, the present value of which could reduce the cost by up to $50 million. During the six months of 2002, our purchases of property and equipment, including capitalized interest of $1.1 million, were $10.9 million for this project.

At July 4, 2002, we had commitments of approximately $175,000,000 for the Atlantic City Tropicana expansion project.

Results of Operations

Six Months Ended July 4, 2002 Compared to Six Months Ended June 28, 2001

Our consolidated revenues in the first half of 2002 were $417.1 million, down slightly from $419.2 million in the first half of 2001. Our 2002 fiscal first half did not have the benefit of a New Year's weekend, while the year-earlier first half did.

Consolidated operating income for the first half of 2002 was $71.7 million, a 12% improvement over $63.8 million for the first half of 2001. Consolidated rent expense was $2.9 million or 30% lower in the 2002 versus 2001 six-month period. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the first half of 2002 and $4.4 million in the first half of 2001, net of intercompany eliminations. In addition, the acquisition eliminates, after February 28, 2002, our equity in unconsolidated partnership's loss.

AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was $1.9 million or 10% higher in the 2002 versus 2001 six-month period. The increase in interest expense was primarily a result of higher levels of debt outstanding offset by an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $0.6 million higher in the 2002 versus 2001 six-month period.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which is retroactive to the beginning of 2002. As a result, our second-quarter income tax provision includes an additional $1.8 million to provide for the effect of this new tax legislation on our July 4, 2002 year-to-date results.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $224.8 million in the first half of 2002, up slightly from $222.9 million in the first half of 2001. Tropicana Atlantic City had operating income of $46.3 million in the first half of 2002, an 11% improvement over $41.9 million in the first half of 2001. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.2 million in the six months ended 2002 compared with $1.3 million in the six months ended 2001. Depreciation and amortization was $14.2 million in the 2002 six-month period compared with $13.2 million in the 2001 six-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $75.3 million in the first half of 2002, a 7% decrease from $80.7 million in the first half of 2001. Casino revenue was 8% lower in the 2002 versus 2001 six-month period, primarily due to a 9% decrease in slot revenue combined with a 3% decrease in games revenue. The decline in games revenue was a result of a decrease in the volume of play. Rooms revenue was 8% lower in the 2002 versus 2001 six-month period as a result of a decrease in the average daily rate combined with lower occupancy.

Tropicana Las Vegas had operating income of $9.0 million in the first half of 2002, a 32% increase from $6.8 million in the first half of 2001. Consistent with the decreases in casino revenue and rooms revenue, casino costs were 12% lower and rooms costs were 1% lower in the 2002 versus 2001 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.7 million in the 2002 six-month period compared with $4.8 million in the 2001 six-month period. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the first half of 2002 and $4.4 million in the first half of 2001, net of intercompany eliminations. Depreciation and amortization was $3.5 million in the 2002 six-month period compared with $4.0 million in the 2001 six-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $49.0 million in the first half of 2002, down 3% from $50.6 million in the first half of 2001. Casino revenue was 4% lower in the 2002 versus 2001 six-month period primarily due to a 4% decrease in slot revenue. Operating income was $10.5 million in the first half of 2002, a 6% decrease from $11.2 million in the first half of 2001. Consistent with the decrease in casino revenue, casino costs were 3% lower in the 2002 versus 2001 six-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in both periods. Depreciation and amortization was $3.0 million in the six months ended 2002 compared with $2.8 million in the six months ended 2001.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $55.3 million in the first half of 2002, up 6% from $52.3 million in the first half of 2001. Casino revenue was 6% higher in the 2002 versus 2001 six-month period primarily due to a 10% increase in slot revenue. Admissions to our casino riverboat increased 16% in the first half of 2002 compared with the first half of 2001. Operating income was $11.6 million in the first half of 2002, a 17% improvement over $9.9 million in the first half of 2001. Casino costs were 7% higher in the 2002 versus 2001 six-month period primarily due to the increase in casino revenue. Operating income is after rent and depreciation and amortization expenses. Rent expense was $3.5 million in the six months ended 2002 compared with $3.2 million in

AZTAR CORPORATION AND SUBSIDIARIES

the six months ended 2001. Depreciation and amortization was $3.1 million in the first half of 2002 compared with $4.5 million in the first half of 2001. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because it was determined, under the criteria established in SFAS 142 that is effective in 2002, that this asset has an indefinite life.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $12.7 million in both periods. Casino Aztar Caruthersville had operating income of $1.0 million in the first half of 2002, an improvement over $0.8 million in the first half of 2001. Operating income is after depreciation and amortization of $1.4 million in both periods.

Quarter Ended July 4, 2002 Compared to Quarter Ended June 28, 2001

Our consolidated revenues in the 2002 second quarter were $211.1 million, up slightly from $210.9 million in the 2001 second quarter. Consolidated operating income was $39.6 million in the second quarter of 2002, a 13% improvement over $35.0 million in the second quarter of 2001. Consolidated general and administrative costs were 9% lower in the 2002 versus 2001 second quarter primarily due to a $2.0 million net gain recorded at Tropicana Atlantic City as a result of the commencement of our expansion project. A gain resulting from the return of our CRDA deposits was partially offset by a loss on asset disposals caused by the expansion project. Consolidated rent expense was $2.3 million or 48% lower in the 2002 versus 2001 second quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $2.2 million in the second quarter of 2001, net of intercompany eliminations. In addition, the acquisition eliminates, after February 28, 2002, our equity in unconsolidated partnership's loss.

Consolidated interest expense was $1.7 million or 18% higher in the 2002 versus 2001 second quarter. The increase in interest expense was primarily a result of higher levels of debt outstanding offset by an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $0.3 million higher in the 2002 versus 2001 second quarter.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which is retroactive to the beginning of 2002. As a result, our second-quarter income tax provision includes an additional $1.8 million to provide for the effect of this new tax legislation on our July 4, 2002 year-to-date results.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $114.5 million in the 2002 second quarter, down slightly from $116.3 million in the 2001 second quarter. Casino revenue was 4% lower in the 2002 versus 2001 second quarter, primarily reflecting a 7% decrease in games revenue combined with a 2% decrease in slot revenue. The decline in games revenue was primarily a result of a decrease in the volume of play while the decline in slot revenue was a result of a decrease in the hold percentage to 7.7% from 7.9%.

Tropicana Atlantic City had operating income of $25.7 million in the 2002 second quarter compared with $25.8 million in the 2001 second quarter. Casino costs were 2% lower in the 2002 versus 2001 second quarter. General and administrative costs were 24% lower in the 2002 versus 2001 second quarter primarily due to the $2.0 million net gain discussed above. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.5 million in the 2002 second quarter compared with $0.6 million in the 2001 second quarter. Depreciation and amortization was $7.1 million in the second quarter of 2002 compared with $6.6 million in the second quarter of 2001.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $39.2 million in the 2002 second quarter, down slightly from $39.7 million in the 2001 second quarter. Operating income was $6.5 million in the second quarter of 2002 compared with $3.6 million in the second quarter of 2001. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 2002 second quarter compared with $2.4 million in the 2001 second quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $2.2 million in the second quarter of 2001, net of intercompany eliminations. Depreciation and amortization was $1.8 million in the second quarter of 2002 compared with $2.0 million in last year's second quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $23.9 million in both periods. Operating income was $4.6 million in the 2002 second quarter compared with $4.5 million in the 2001 second quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.5 million in the 2002 second quarter compared with $1.4 million in the 2001 second quarter.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $27.4 million in the 2002 second quarter, up 10% from $25.0 million in the 2001 second quarter. Casino revenue was 10% higher in the 2002 versus 2001 second quarter primarily due to a 15% increase in slot revenue. Admissions to our casino riverboat increased 19% in the 2002 second quarter compared with the 2001 second quarter. Operating income was $5.4 million in the 2002 second quarter, a 29% increase from $4.2 million in the 2001 second quarter. Casino costs were 11% higher in the 2002 versus 2001 second quarter primarily due to the increase in casino revenue. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.6 million in both periods. Depreciation and amortization was $1.6 million in the second quarter of 2002 compared with $2.2 million in the second quarter of last year. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because it was determined, under the criteria established in SFAS 142 that is effective in 2002, that this asset has an indefinite life.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.1 million in the 2002 second quarter, a slight increase from $6.0 million in the 2001 second quarter. Casino Aztar Caruthersville had operating income of $0.5 million in the second quarter of 2002, an improvement over $0.3 million in the second quarter of 2001. Operating income is after depreciation and amortization of $0.7 million in both periods.

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

Insurance

Effective June 30, 2002, we renewed our property insurance. As a result of conditions in the insurance markets, our property insurance costs increased substantially. We anticipate additional increases in our other major insurance coverages (primarily general liability and Directors and Officers) when they are renewed on November 1, 2002.

AZTAR CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at July 4, 2002.

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

AZTAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases"), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 3, 2002, a status conference was held on March 27, 2002, as reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 4, 2002. At the status conference, Judge Ezra advised the parties of the following:

-	He was recusing himself from the case and sending it to the Chief Judge for reassignment.
-	He would not decide the motion for class certification, but would provide his research, etc. to the newly assigned judge.
-	He would lift the stay of merits discovery as to the named plaintiffs and the particular claims made by them.

On April 9, 2002, the actions were re-assigned to Judge Roger Hunt. The new case number is CV-S-94-1126-RLH(RJJ). By order entered June 26, 2002, the District Court denied the plaintiffs' motion for class certification. On July 11, 2002, the plaintiffs filed a motion with the Court of Appeals for the Ninth Circuit seeking permission to appeal the order denying class certification. On July 22, 2002, the defendants filed their brief in opposition to plaintiffs' motion.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 9, 2002, one item was voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2005 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:

Votes Cast
	Nominee John B. Bohle Paul E. Rubeli	For 32,688,018 26,558,327	Withheld 806,380 6,936,071

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
None.
(b)	Reports on Form 8-K

On July 11, 2002, the Company filed a report on Form 8-K under Item 5. Other Events to report the resignation of a Director of Aztar Corporation on July 10, 2002, who resigned in order to become president of a company that is a competitor of Aztar Corporation.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date August 8, 2002	AZTAR CORPORATION (Registrant) By ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer