Form 10-Q
period 2002-10-03
AZTAR CORP
filed 2002-11-08
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2002 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At October 31, 2002, the registrant had outstanding 37,309,579 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

October 3, 2002 $ 51,627 21,106 7,761 9,198 20,078 109,770 -- 17,325 743,895 214,935 49,199 276 1,008,305 44,800 6,528 $1,186,728 ==========	January 3, 2002 $ 92,122 22,158 7,752 10,464 16,934 149,430 6,414 23,544 716,758 104,957 22,661 662 845,038 29,172 7,358 $1,060,956 ==========

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
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B ESOP convertible preferred stock
   (redemption value $10,152 and $10,607)

Shareholders' equity:
  Common stock, $.01 par value (37,309,579 and
    36,644,767 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

October 3, 2002 $ 62,358 27,813 10,324 3,037 5,200 870 109,602 520,310 16,877 26,480 5,671 524 439,275 219,534 (353) (151,192) 507,788 $1,186,728 ==========	January 3, 2002 $ 61,144 30,450 9,505 2,131 1,428 1,498 106,156 458,659 20,495 15,846 5,959 517 431,455 173,409 (353) (151,187) 453,841 $1,060,956 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended October 3, 2002 and September 27, 2001
(in thousands, except per share data)
Third Quarter	Nine Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2002

$175,137
18,432
14,099
  10,438
218,106

73,370
9,796
13,421
8,436
21,782
19,090
5,231
6,153
492
7,600
2,949
  12,854
 181,174

36,932

219
(10,349)

      --

26,802

 (10,233)

$ 16,569
========

$    .44

$    .43

37,310

38,726

  2001

$175,014
19,434
13,769
   9,896
218,113

72,063
10,189
13,596
8,206
21,752
19,156
5,088
6,103
1,092
6,358
4,306
  12,861
 180,770

37,343

392
  (9,529)

    (845)

27,361

  (9,536)

$ 17,825
========

$    .47

$    .46

37,223

38,879

  2002

$504,777
57,463
42,700
  30,261
635,201

211,660
29,548
40,442
24,585
61,393
57,200
12,987
18,910
1,860
20,169
9,749
  38,061
 526,564

108,637

860
(31,439)

    (458)

77,600

 (30,794)

$ 46,806
========

$   1.24

$   1.19

37,163

38,944

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
For the periods ended October 3, 2002 and September 27, 2001
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

  2002

$  46,806

39,152
1,860
(2,709)
(171)

(414)
7,490

(808)

1,253

(65)
    4,268

   96,662

12,869
(46,561)

(117,500)
   (5,826)

 (157,018)

106,600
4,499
(90,123)
(27)
--
--
(461)
     (627)

   19,861

(40,495)
   92,122

$  51,627
=========

  2001

$  45,228

39,723
2,936
964
(753)

441
12,704

(2,786)

203

10,175
      273

  109,108

1,380
(39,181)

--
   (4,303)

  (42,104)

305,100
1,350
(309,369)
(26)
(4,732)
(24,708)
(499)
     (550)

  (33,434)

33,570
   48,080

$  81,650
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended October 3, 2002 and September 27, 2001
(in thousands)
Nine Months

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

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500) $ 5 -- $ 29,528 19,074	2001 $ -- -- -- -- -- -- -- -- -- $ -- $ 13 50 $ 22,130 12,426

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended October 3, 2002 and September 27, 2001
(in thousands, except number of shares)
Nine Months

Common stock:
  Beginning balance
  Stock options exercised for 665,034 and 178,334 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 2,031,000 shares of common stock at cost
    in 2001
  Repurchase of 222 and 1,081 shares of common stock,
    at cost, in connection with stock options exercised

    Ending balance

2002 $ 517 7 524 431,455 4,497 3,323 439,275 173,409 (681) 46,806 219,534 (353) (151,187) -- (5) (151,192) $ 507,788 =========	2001 $ 515 1 516 428,537 1,362 369 430,268 116,194 (588) 45,228 160,834 -- (122,540) (24,708) (13) (147,261) $ 444,357 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the third quarter and nine months ended 2002 was $789,000 and $1,866,000, respectively; it was $357,000 and $835,000 during the third quarter and nine months ended 2001. Capitalized costs related to various development projects, included in intangible assets, were $946,000 and $5,990,000 at October 3, 2002 and January 3, 2002, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 3, 2002.

Certain reclassifications have been made in the January 3, 2002 Consolidated Balance Sheet and the 2001 Consolidated Statement of Cash Flows in order to be comparable with the October 3, 2002 presentations.

Note 2: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses during the third quarter and nine months ended 2001 was $663,000 and $1,989,000, respectively.

A reconciliation of the Company's reported net income to proforma net income to give effect to SFAS 142 for the periods ended October 3, 2002 and September 27, 2001 is as follows (in thousands, except per share data):
Third Quarter		Nine Months

Reported net income
Addback: Initial gaming licenses
  amortization, net of income
  tax of $265 and $795 in 2001
Proforma net income

Net income per common share:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

Net income per common share
  assuming dilution:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

2002 $ 16,569 -- $ 16,569 ======== $ .44 -- $ .44 ======== $ .43 -- $ .43 ========	2001 $ 17,825 398 $ 18,223 ======== $ .47 .01 $ .48 ======== $ .46 .01 $ .47 ========	2002 $ 46,806 -- $ 46,806 ======== $ 1.24 -- $ 1.24 ======== $ 1.19 -- $ 1.19 ========	2001 $ 45,228 1,194 $ 46,422 ======== $ 1.19 .03 $ 1.22 ======== $ 1.15 .03 $ 1.18 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at October 3, 2002.

Note 3: Acquisition

On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. The Company's real estate rent expense at the Las Vegas Tropicana during the nine months ended 2002 was $1,361,000 net of intercompany eliminations; it was $2,056,000 and $6,428,000 net of intercompany eliminations during the third quarter and nine months ended 2001. The Company's equity in unconsolidated partnership's loss during the nine months ended 2002 was $458,000; it was $845,000 and $2,825,000 during the third quarter and nine months ended 2001. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Note 4: Investments in and Advances to Unconsolidated Partnership

Following are summarized operating results prior to the acquisition for the Company's unconsolidated partnership, accounted for using the equity method for the periods ended October 3, 2002 and September 27, 2001 (in thousands):
	Third Quarter		Nine Months
Revenues Operating expenses Operating income Interest expense Net income	2002 $ -- -- -- -- $ -- ========	2001 $ 4,111 (684) 3,427 (737) $ 2,690 ========	2002 $ 2,722 (473) 2,249 (253) $ 1,996 ========	2001 $ 12,855 (2,059) 10,796 (2,784) $ 8,012 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
	Third Quarter		Nine Months
Equity in unconsolidated partnership's loss	2002 $ --	2001 $ (845)	2002 $ (458)	2001 $ (2,825)

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

For development of a potential project on the north site, the Company plans to complete a detailed design development effort with construction documents and estimated construction costs by the end of 2003, at which time the Company will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $63,485,000 at October 3, 2002. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $9,256,000 at October 3, 2002. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 6:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.6% at October 3, 2002;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 4.2%
    at October 3, 2002; matures June 30, 2005
Tropicana Enterprises loan; floating rate, 3.6%
    at October 3, 2002; matures June 30, 2005
Other notes payable; 14.6%
Obligations under capital leases

Less current portion

October 3, 2002 $235,000 175,000 20,000 48,375 46,529 -- 606 525,510 (5,200) $520,310 ========	January 3, 2002 $235,000 175,000 -- 48,750 -- 225 1,112 460,087 (1,428) $458,659 ========

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):
Deferred compensation and retirement plans Deferred income Accrued rent expense Las Vegas Boulevard beautification assessment Less current portion	October 3, 2002 $ 14,553 2,846 -- 348 17,747 (870) $ 16,877 ========	January 3, 2002 $ 13,919 -- 7,699 375 21,993 (1,498) $ 20,495 ========

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

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through October 3, 2002, was approximately $9,200,000 at October 3, 2002.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended October 3, 2002 and September 27, 2001, are as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common
  shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2002 $ 16,569 (174) 16,395 114 $ 16,509 ======== 37,310 816 600 1,416 38,726 ======== $ .44 ======== $ .43 ========	2001 $ 17,825 (191) 17,634 121 $ 17,755 ======== 37,223 1,014 642 1,656 38,879 ======== $ .47 ======== $ .46 ========	2002 $ 46,806 (681) 46,125 340 $ 46,465 ======== 37,163 1,181 600 1,781 38,944 ======== $ 1.24 ======== $ 1.19 ========	2001 $ 45,228 (588) 44,640 364 $ 45,004 ======== 37,670 866 642 1,508 39,178 ======== $ 1.19 ======== $ 1.15 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. In connection with these matters, the Company's accrued liability was $3,833,000 at both October 3, 2002 and January 3, 2002.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at October 3, 2002, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $27,000,000 at October 3, 2002.

At October 3, 2002, the Company had commitments of approximately $162,000,000 for the Atlantic City Tropicana expansion project.

Item 2. Management's Discussion and Analysis

Financial Condition

On February 28, 2002, we purchased the 50% partnership interest in Tropicana Enterprises that we did not own. After credits, we paid $117.5 million. The source of funds for this purchase was cash on hand of $47.5 million and borrowings of $70.0 million under our Revolver. In addition, we assumed $48.9 million of partnership debt that we were servicing through our rent payments. This purchase eliminates, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana and our equity in unconsolidated partnership's loss. Our real estate rent expense at the Las Vegas Tropicana during the nine months ended 2002 was $1.4 million net of intercompany eliminations; it was $2.0 million and $6.4 million net of intercompany eliminations during the third quarter and nine months ended 2001. Our equity in unconsolidated partnership's loss during the nine months ended 2002 was $0.5 million; it was $0.8 million and $2.8 million during the third quarter and nine months ended 2001. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. We anticipate that the net result will be accretive to net income and earnings per share. This purchase simplifies our ownership structure of the Las Vegas Tropicana and our financial statements.

We are conducting feasibility studies to master-plan a potential development of the site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a

AZTAR CORPORATION AND SUBSIDIARIES

potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the end of 2003, at which time we will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our results of operations.

We have received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through October 3, 2002, was approximately $9.2 million at October 3, 2002.

On July 1, 2002, our gaming taxes in Indiana at Casino Aztar Evansville increased from 20% to 22.5% of casino revenue and on August 1, 2002, we began dockside gaming, which increased accessibility to our casino riverboat by eliminating cruising schedules. With dockside gaming, our gaming taxes will be based on a graduated scale from 15% to 35% of casino revenue and our admissions tax will be $3 per person versus $3 per person per cruise.

On April 22, 2002, we commenced construction of the previously disclosed major expansion of our Atlantic City Tropicana. The cost of the expansion, excluding tenant improvements, is targeted to be $225 million. Funds for the expansion will come in part from third-party contributions, public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. During the nine months of 2002, our purchases of property and equipment, including capitalized interest of $1.9 million, were $23.5 million for this project.

At October 3, 2002, we had commitments of approximately $162 million for the Atlantic City Tropicana expansion project.

Results of Operations

Nine Months Ended October 3, 2002 Compared to Nine Months Ended September 27, 2001

Our consolidated revenues in the 2002 nine-month period were $635.2 million, down slightly from $637.3 million in the 2001 nine-month period. Our 2002 fiscal nine-month period did not have the benefit of a New Year's weekend, while the year-earlier nine-month period did.

Consolidated operating income was $108.6 million in the first nine months of 2002, a 7% improvement over $101.1 million in the first nine months of 2001. Consolidated rent expense was $4.3 million or 31% lower, in the 2002 versus 2001 nine-month period. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the 2002 nine-month period and $6.4 million in the 2001 nine-month period, net of intercompany eliminations. In addition, the acquisition eliminates, after February 28, 2002, our equity in unconsolidated partnership's loss.

Consolidated income taxes were $5.3 million or 21% higher in the 2002 versus 2001 nine-month period primarily due to an increase in our pretax income combined with an

AZTAR CORPORATION AND SUBSIDIARIES

increase in our effective state income tax rate. Our effective state income tax rate increased primarily due to a New Jersey tax law change. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. As a result, our 2002 consolidated income tax provision increased to provide for the effect of this new tax legislation.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $347.4 million in the 2002 nine-month period, down slightly from $348.8 million in the 2001 nine-month period. Casino revenue was 2% lower in the 2002 versus 2001 nine-month period, primarily reflecting a 6% decrease in games revenue offset by a 1% increase in slot revenue. The decline in games revenue was primarily a result of a decrease in the hold percentage. The table games hold percentage was 15.1% in the 2002 nine-month period compared with 16.0% in the 2001 nine-month period.

Tropicana Atlantic City had operating income of $73.1 million in the 2002 nine-month period, down slightly from $73.2 million in the 2001 nine-month period. Consistent with the decrease in casino revenue, casino costs were $1.6 million or 1% lower in the 2002 versus 2001 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.9 million in both periods. Depreciation and amortization was $21.6 million in the nine months ended 2002 compared with $19.7 million in the nine months ended 2001.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $112.6 million in the first nine months of 2002, a 5% decrease from $118.5 million in the first nine months of 2001. Tropicana Las Vegas had operating income of $12.9 million in the 2002 nine-month period, a 55% increase from $8.3 million in the 2001 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.9 million in the 2002 nine-month period compared with $7.1 million in the 2001 nine-month period. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition in the 2002 nine-month period and $6.4 million in the 2001 nine-month period, net of intercompany eliminations. Depreciation and amortization was $5.1 million in the 2002 nine-month period compared with $5.8 million in the 2001 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $70.2 million in the 2002 nine-month period, down 3% from $72.2 million in the 2001 nine-month period. Operating income was $12.9 million in the 2002 nine-month period, a 4% decrease from $13.4 million in the 2001 nine-month period. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 2002 nine-month period compared with $0.3 million in the 2001 nine-month period. Depreciation and amortization was $4.5 million in the nine months ended 2002 compared with $4.3 million in the nine months ended 2001.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $86.3 million in the 2002 nine-month period, up 10% from $78.8 million in the 2001 nine-month period. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was 10% higher in the 2002 versus 2001 nine-month period primarily due to a 14% increase in slot revenue. Patrons to our casino riverboat increased 21% in the 2002 nine-month period compared with the 2001 nine-month period.

Operating income was $18.3 million in the nine months ended 2002, a 24% improvement over $14.8 million in the nine months ended 2001. Consistent with the increase in casino revenue, casino costs were 13% higher in the 2002 versus 2001 nine-month period. Casino costs were higher due to a higher wagering tax that is based on casino revenue and increased costs of complimentaries. Operating income is after rent and depreciation and amortization expenses. Rent expense was $5.4 million in the nine months ended 2002 compared with $4.4 million in the nine months ended 2001. Rent expense increased in the 2002 versus 2001 nine-month period primarily due to

AZTAR CORPORATION AND SUBSIDIARIES

increased rent to the City of Evansville relating to our riverboat landing lease. Casino revenue is a component used in the calculation of rent expense. Rent expense increased as our projections for casino revenue increased. Depreciation and amortization was $4.7 million in the 2002 nine-month period compared with $6.8 million in the 2001 nine-month period. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because it was determined, under the criteria established in SFAS 142 that is effective in 2002, that this asset has an indefinite life.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $18.7 million in the 2002 nine-month period, down 2% from $19.0 million in the 2001 nine-month period. Casino Aztar Caruthersville had operating income of $1.4 million in the 2002 nine-month period, an improvement over $1.1 million in the 2001 nine-month period. Operating income is after depreciation and amortization of $2.1 million in the nine months ended 2002 compared with $2.2 million in the nine months ended 2001.

Quarter Ended October 3, 2002 Compared to Quarter Ended September 27, 2001

Our consolidated revenues were $218.1 million for both periods. Consolidated operating income was $36.9 million in the third quarter of 2002, a 1% decrease from $37.3 million in the third quarter of 2001. Consolidated property taxes and insurance were 20% higher in the 2002 versus 2001 third quarter, reflecting increases at all properties. Effective June 30, 2002, we renewed our property insurance. As a result of conditions in the insurance markets, our property insurance costs increased substantially. Consolidated rent expense was $1.4 million or 33% lower in the 2002 versus 2001 third quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $2.0 million in the third quarter of 2001, net of intercompany eliminations. In addition, the acquisition eliminates, after February 28, 2002, our equity in unconsolidated partnership's loss.

Consolidated income tax expense was $0.7 million or 7% higher in the 2002 versus 2001 third quarter. The increase in income tax expense was primarily a result of an increase in our effective state income tax rate. Our effective state income tax rate increased primarily due to a New Jersey tax law change. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. As a result, our 2002 consolidated income tax provision increased to provide for the effect of this new tax legislation.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $122.6 million in the 2002 third quarter, a 3% decrease from $125.9 million in the 2001 third quarter. Casino revenue was 4% lower in the 2002 versus 2001 third quarter, primarily reflecting a 12% decrease in games revenue offset by a 1% increase in slot revenue. Games revenue decreased as a result of a lower hold percentage. The table games hold percentage was 14.6% in the 2002 third quarter compared with 17.6% in the 2001 third quarter.

Tropicana Atlantic City had operating income of $26.8 million in the 2002 third quarter, a 14% decrease from $31.3 million in the 2001 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.7 million in the 2002 third quarter compared with $0.6 million in last year's quarter. Depreciation and amortization was $7.3 million in the third quarter of 2002 compared with $6.6 million in the third quarter of 2001.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $37.3 million in the 2002 third quarter, down slightly from $37.8 million in the 2001 third quarter. Operating income was $3.8 million for the third quarter of 2002 compared with $1.4 million for the third quarter of 2001. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.2 million in the 2002 third quarter compared with $2.3 million in the 2001 third quarter. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have

AZTAR CORPORATION AND SUBSIDIARIES

eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $2.0 million in the third quarter of 2001, net of intercompany eliminations. Depreciation and amortization was $1.7 million in the 2002 third quarter compared with $1.9 million in the 2001 third quarter.

RAMADA EXPRESS At Ramada Express, total revenues were $21.2 million in the 2002 third quarter, down 2% from $21.7 million in the 2001 third quarter. Operating income was $2.4 million in the 2002 third quarter compared with $2.3 million in the 2001 third quarter. Operating income is after rent and depreciation and amortization expenses. Rent expense was $0.1 million in both periods. Depreciation and amortization was $1.5 million in third quarter of 2002 compared with $1.4 million in the third quarter of 2001.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $31.0 million in the 2002 third quarter, up 17% from $26.5 million in the 2001 third quarter. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was 18% higher in the 2002 versus 2001 third quarter, primarily due to a 20% increase in slot revenue combined with an 8% increase in games revenue. Patrons to our casino riverboat increased 31% in the 2002 third quarter compared with the 2001 third quarter.

Operating income was $6.7 million in the 2002 third quarter, a 37% improvement over $4.9 million in the 2001 third quarter. Consistent with the increase in casino revenue, casino costs were 24% higher in the 2002 versus 2001 third quarter. Casino costs were higher due to a higher wagering tax that is based on casino revenue. Operating income is after rent and depreciation and amortization expenses. Rent expense was $1.8 million in the 2002 third quarter compared with $1.2 million in the 2001 third quarter. Rent expense increased in the 2002 versus 2001 third quarter primarily due to increased rent to the City of Evansville relating to our riverboat landing lease. Casino revenue is a component used in the calculation of rent expense. Rent expense increased as our projections for casino revenue increased. Depreciation and amortization was $1.7 million in the third quarter of 2002 compared with $2.3 million in the third quarter of last year. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because it was determined, under the criteria established in SFAS 142 that is effective in 2002, that this asset has an indefinite life.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.0 million in the third quarter of 2002 compared with $6.2 million in the third quarter of 2001. Casino Aztar Caruthersville had operating income of $0.4 million in the 2002 third quarter, an improvement over $0.3 million in the 2001 third quarter. Operating income is after depreciation and amortization of $0.7 million in both periods.

Insurance

Effective June 30, 2002, we renewed our property insurance. Effective November 1, 2002, we renewed our excess general liability and Directors and Officers insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially.

Labor

Tropicana Las Vegas continues to negotiate with the Culinary Workers Union for renewal of the collective bargaining agreement, which expired on May 31, 2002, covering approximately 1,100 employees (approximately 50% of Tropicana's work force) who are employed as guest room attendants or in food and beverage and other hotel classifications. Tropicana has agreed in principle to the terms of an agreement reached between the union and other casino hotels in Las Vegas, and Tropicana has

AZTAR CORPORATION AND SUBSIDIARIES

been paying the increases for health care and pension benefits provided for in that agreement. The issues that remain unresolved between Tropicana and the union relate primarily to a possible redevelopment of Tropicana Las Vegas.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at October 3, 2002.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 3, 2002, this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2001 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with the SEC: those factors relating to war and terrorist activities; the ability of the company to execute its expansion plans; estimates of development costs and returns on development capital; construction and development factors, including zoning issues, environmental restrictions, soil conditions, weather and other hazards, site access matters and building permit issues; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the ongoing benefit of dockside gaming in Indiana; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions and legislative matters, including referenda, gaming legislation and taxation; the impact of new competition on our operations; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2002 see "Note 6: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

AZTAR CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

Paul E. Rubeli, Chairman of the Board and Chief Executive Officer and Robert M. Haddock, President and Chief Financial Officer have evaluated the disclosure controls and procedures of Aztar Corporation as of October 24, 2002. They have concluded that Aztar Corporation's disclosure controls and procedures are effective as of that date. There have been no significant changes in Aztar Corporation's internal controls or in other factors that could significantly affect those controls subsequent to October 24, 2002.

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

On April 9, 2002, the actions were re-assigned to Judge Roger Hunt. The new case number is CV-S-94-1126-RLH(RJJ). As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended July 4, 2002, by order entered June 26, 2002, the District Court denied the plaintiffs' motion for class certification and on July 11, 2002, the plaintiffs filed a motion with the Court of Appeals for the Ninth Circuit seeking permission to appeal the order denying class certification. By order dated August 15, 2002, the Ninth Circuit granted permission for the plaintiffs to appeal the order denying class certification. Briefing is in progress and no argument date has been set.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
10.

Amendment No. 7, dated August 30, 2002, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

	99.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

On July 11, 2002, the Company filed a report on Form 8-K under Item 5. Other Events to report the resignation of a Director of Aztar Corporation on July 10, 2002, who resigned in order to become president of a company that is a competitor of Aztar Corporation.

On August 9, 2002, the Company filed a report on Form 8-K under Item 9. Regulation FD Disclosure to file, as Exhibit 99, a letter that was electronically sent on August 8, 2002, to the Securities and Exchange Commission accompanying the Aztar Corporation Form 10-Q for the quarter ended July 4, 2002. This letter contained certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2002	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

CERTIFICATIONS

I, Paul E. Rubeli, the Chief Executive Officer of Aztar Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aztar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

AZTAR CORPORATION AND SUBSIDIARIES

CERTIFICATIONS (Continued)

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	PAUL E. RUBELI Paul E. Rubeli Chairman of the Board and Chief Executive Officer

I, Robert M. Haddock, the Chief Financial Officer of Aztar Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aztar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

AZTAR CORPORATION AND SUBSIDIARIES

CERTIFICATIONS (Continued)

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer