Form 10-K
period 2003-01-02
AZTAR CORP
filed 2003-02-27
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2003
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  X   No

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $694,955,935 at July 4, 2002 and is based on a closing price of $18.70 and 37,163,419 common shares outstanding.

     At February 21, 2003, the registrant had outstanding 36,165,679 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2003 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2003 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2003 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the caption "ELECTION OF DIRECTORS OF THE COMPANY"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"

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

AVAILABLE INFORMATION

You may obtain access, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports through our internet website, www.aztar.com, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including an adjoining development site, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 1,624 hotel rooms and a 137,000-square-foot casino with 4,136 slot machines, 174 table games, a baccarat lounge and a poker room. This facility has parking facilities to accommodate 3,400 vehicles. Tropicana Atlantic City also features:

-	a 2,003-seat theatrical showroom which regularly presents headliner entertainment;
-	approximately 50,000 square feet of meeting, convention and banquet space;
-	four gourmet restaurants and several medium-priced restaurants; and
-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. We anticipate opening by March 1, 2004. The cost of the expansion is targeted to be $225 million; we also anticipate providing $20 million of tenant allowances. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. During 2002, our purchases of property and equipment on an accrual basis, including capitalized interest of $3.0 million, were $42.7 million for this expansion.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 11 hotel casinos in Atlantic City generated approximately $4.4 billion in gaming revenues in 2002, a 2% increase over 2001. There are several infrastructure developments that have recently been completed or which are underway that may attract additional people to Atlantic City. These developments include new housing and retail development, an upgrade and expansion of the Atlantic City International Airport and a convention center with the largest exhibition space between New York and Washington, D.C.

The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on census data, there are approximately 27 million persons within a 120-mile radius of Atlantic City and 62 million persons within a 300-mile radius. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The Borgata, a major casino resort located in the Marina District of Atlantic City, is scheduled to open in the summer of 2003. When the Borgata and other projects open they will create increased competition in Atlantic City. However, our view is that these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact of those projects on our existing Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,875 hotel rooms and suites and a 62,000-square-foot casino containing 1,437 slot machines and 32 table games. The facility also has parking to accommodate approximately 2,300 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 100,000 square feet of convention and exhibit space;
-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 127,000 hotel rooms at the end of 2002. Gaming revenues in Las Vegas were $6.0 billion in 2002 and 2001.

Aztar leased the Tropicana Las Vegas, through a wholly-owned subsidiary, from an unconsolidated partnership, Tropicana Enterprises, a Nevada general partnership in which we had a noncontrolling 50% interest. On February 28, 2002, we purchased the 50% partnership interest that we did not own. After credits, we paid $117.5 million. In addition we assumed $48.9 million of partnership debt that we were servicing through our rent payments. We are conducting feasibility studies to master-plan a potential development of the Tropicana Las Vegas site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,500 hotel rooms and a 52,000-square-foot casino containing 1,558 slot machines and 28 table games. The facility also has parking to accommodate 2,900 vehicles. Ramada Express also features:

-	five restaurants;
-	a lounge; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2002 was $0.6 billion, a 1% increase over 2001.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,360 square feet of casino space with 1,360 slot machines and 54 table games. Casino Aztar Evansville has a 250-room hotel and has parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	four restaurants;
-	an entertainment lounge;
-	a gift shop; and
-	a full-service Starbucks

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Gaming revenue in the Southern Indiana market (five riverboats) grew by 13% in 2002 to $1.0 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, the property operates in a more competitive environment due to the opening in November 1998 of a riverboat near Louisville, Kentucky and the opening in late October 2000 of a riverboat in our outer market between Louisville, Kentucky and Cincinnati, Ohio. There is also increased competition as a result of dockside gaming being allowed in Illinois and the renovation of a riverboat in Metropolis, Illinois. The Indiana General Assembly passed legislation allowing flexible boarding that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruise schedules. This change incorporates a progressive wagering tax schedule and a change in admissions tax to $3.00 per entry from $3.00 per person per cruise. The new wagering tax schedule starts at 15% of casino revenue and rises to 20%, 25%, 30% and 35% based on incremental casino revenue and based on the state's fiscal year (July 1 of one year through June 30 of the following year).

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri. The property is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. The casino riverboat has a capacity of 1,200 passengers plus crew and contains approximately 20,000 square feet of casino space with 705 slot machines and 14 table games. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

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

Tropicana Atlantic City. Tropicana Atlantic City competes with 10 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. No new casinos have opened in Atlantic City since April 1990, but many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. Boyd Gaming Corporation and MGM Mirage have entered into a joint venture to construct a major casino resort called The Borgata to be located in Atlantic City's Marina District. The Borgata is scheduled to open in the summer of 2003 and will include 135,000 square feet of gaming space and 2,002 guest rooms. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the possibility of competition from the potential legalization of casino gaming in Delaware, Maryland, New York and Pennsylvania. In addition, slot machines have been added to race tracks in Delaware and West Virginia.

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

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat in the Louisville, Kentucky market area that opened in November 1998 and which added a hotel in 2001 and a recently expanded riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a hotel and riverboat casino in Switzerland County, Indiana. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville may face additional future competition from a potential eleventh Indiana riverboat license, which may be awarded in the West Baden area. This license was originally awarded to Lake Patoka but the U.S. Army Corps of Engineers will not allow a riverboat on the lake. There is also the potential for the legalization of casino gaming in Kentucky.

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

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At January 2, 2003, receivables due from non-United States customers were 14% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

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

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with these persons (a "Licensee", or collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in this foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with specific reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada, engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees, or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

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

The New Jersey Act and regulations concern primarily the financial stability and character of casino licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities and a wide range of gaming and non-gaming related operations. The New Jersey Act and regulations include detailed provisions concerning, among other things:

-	financial and accounting practices used in connection with casino operations;
-	residence and equal employment opportunities for employees of casino operators, contractors and other vendors for casino facilities and others;
-	rules of games, levels of supervision of games and methods of selling and redeeming chips;
-	manner of granting credit, duration of credit and enforceability of gaming debts;
-	manufacture, distribution and sale of gaming equipment;
-	security standards;
-	management control procedures;
-	accounting and cash control methods;
-	reports to gaming authorities;
-	advertising of casinos; and
-	standards for entertainment and distribution of alcoholic beverages in casinos.

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

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries. Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify some definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, there are eleven operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; three in the St. Louis area; four in the Kansas City area; one in La Grange; and one in St. Joseph.

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

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Aztar Missouri's gaming license was renewed on April 25, 2001 and expires in April 2003. Aztar Missouri has submitted its relicensing application and will be required to undergo a full relicensing investigation and hearing in connection with its relicensing in 2003.

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

In addition, the licensee must notify the Missouri Gaming Commission of other transactions, including the transfer of five percent or more of an ownership interest in the licensee or holding company if publicly held and any transaction of at least $1,000,000. The restrictions on transfer of ownership apply to Aztar as well as the direct licensee, Aztar Missouri. Gaming equipment and corporate stock of some licensees may not be pledged except in narrow circumstances and subject to some regulatory conditions.

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

Licensees also must submit monthly, quarterly and annual reports of financial and statistical data and quarterly and annual audited financial information and compliance reports to the Missouri Gaming Commission and pay the associated auditing fees. Other areas of operation which are subject to regulation under the Missouri rules are the color, denomination and handling of chips and tokens; the surveillance methods and computer monitoring of electronic games; accounting and audit methods and procedures; and approval of an extensive internal control system. The Missouri Gaming Commission requires comprehensive safety inspections and compliance with local and federal safety requirements. Liquor licenses are issued and regulated by the Missouri Gaming Commission. The Missouri rules also require that all of an operator's purchases must be from suppliers licensed by the Missouri Gaming Commission or another entity approved by the Commission.

The Missouri Gaming Commission has the power, as well as broad discretion in exercising this power, to revoke or suspend gaming or occupational licenses and impose other penalties for violations of the Missouri Gaming Law and the rules and regulations promulgated thereunder, including without limitation, forfeiture of all gaming equipment used for improper gaming and fines of up to three times a licensee's highest daily gross receipts during the preceding twelve months.

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

In addition, the Missouri Gaming Commission is empowered to determine on a city and county-specific basis where "dockside" or permanently-docked gaming is appropriate and may be permitted. The Missouri Gaming Commission has authorized all eleven licensed sites to operate all or a portion of their facilities on a continuously docked basis. On February 15, 1996, the Commission granted Aztar Missouri the authority to operate gambling games on part of its floating facility previously used for non-gaming activities, including ticketing, under the continuous docking provision of the Missouri Gaming Law. On February 15, 1997, the Commission granted Aztar Missouri the authority to permanently dock the excursion gambling riverboat facility known as the "City of Caruthersville."

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. On December 7, 2000, the Indiana Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Commission at a regular business meeting. On March 2, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year with an annual review. On December 6, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 8, 2001 to December 7, 2002. On November 15, 2002, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2002, to December 4, 2003. The Indiana Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Commission. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure.

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

The Indiana Commission has adopted rules which (a) prohibit the distribution by a riverboat licensee, including Aztar Indiana, to its partners, shareholders, itself, or any affiliated entity, if the distribution would impair the financial viability of the riverboat gambling operation, (b) require riverboat licensees, including Aztar Indiana, to maintain on a quarterly basis a cash reserve in the amount of the actual payout for three days, and the cash reserve would include cash in the casino cage, cash in a bank account in Indiana, or cash equivalents not committed or obligated, and (c) require independent financial audits annually by firms licensed in Indiana and approved by the Executive Director of the Indiana Commission of riverboat licensees, including Aztar Indiana, and disclosure to the Indiana Commission of material errors and irregularities, or illegal acts, or significant deficiencies discovered during the course of the audit.

In addition to receiving a license to conduct riverboat casino operations from the Indiana Commission, Aztar Indiana has secured permits and approvals from the United States Army Corps of Engineers to develop the facilities it is using to conduct operations. Aztar Indiana has received three alcoholic beverage permits which are subject to annual renewal: one for the riverboat and two for land support facilities. All building permits and other approvals for the permanent facilities have been received, and the project is complete.

The Indiana General Assembly amended the Indiana Riverboat Gaming Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Commission authorized riverboats to commence dockside operations on August 1, 2002. Aztar opted to operate dockside and commenced dockside operations on August 1, 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5% during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts ("AGR"), (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on the State's fiscal year (July 1 of one year through June 30 of the following year). The Indiana Act requires that riverboat licensees pay a $3.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

Effective July 1, 2002, riverboats must withhold adjusted gross state income tax from slot winnings of $1,200 or more and Keno winnings of $1,500 or more. Riverboats are assessed for property tax purposes as real property at rates to be determined by local taxing authorities. Sales on a riverboat are subject to applicable use, excise and retail taxes. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Effective July 1, 2002, each riverboat must contribute $25,000 annually to the Indiana Department of Gaming Research.

The Indiana Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. In October 2002, the Indiana Department of Administration published proposed rules, which if adopted and applied to riverboat owner licensees, could restrict new applicants for certification as either minority or women's business enterprises or could jeopardize current certifications of such enterprises. The Indiana Commission may suspend, limit or revoke the owner's license or impose a fine for failure to comply with the statutory requirements.

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager on a riverboat. It is a Class A misdemeanor for a person to aid, induce or cause a person under the age of 21 to enter or attempt to enter a riverboat.

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

EMPLOYEES

Aztar employs approximately 9,700 people. Approximately 3,300 Aztar employees are represented by unions. Of the approximately 4,700 employees at Tropicana Atlantic City, approximately 2,000 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2004 and a small number are covered by contracts that expire in 2005 or 2006. At Tropicana Las Vegas, approximately 1,300 of the 2,000 employees are covered by collective bargaining contracts. Approximately 1,100 of these employees are covered by contracts that expired on May 31, 2002. The remainder of employees are covered by contracts that expire in 2003, 2004 or 2005. Tropicana Las Vegas continues to negotiate with the Culinary Workers Union for renewal of the collective bargaining agreement that expired on May 31, 2002, covering approximately 1,000 employees who are employed as guest room attendants or in food and beverage and other hotel classifications. Tropicana has agreed in principle to the terms of an agreement reached between the union and other casino hotels in Las Vegas, and Tropicana has been paying the increases for health care and pension benefits provided for in that agreement. The issues that remain unresolved relate primarily to a possible redevelopment of Tropicana Las Vegas.

At Ramada Express there are approximately 1,500 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,200 employees and 300 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

We have registered the following important trademarks or service marks: Aztar, Casino Aztar, Trop, Tropicana, Trop Park, and The Island of Las Vegas. Aztar believes there are no other trademarks or service marks the use of which is material to the conduct of our business as a whole.

CATASTROPHIC EVENTS

Certain catastrophic events such as major fires, floods, storms, earthquakes, hurricanes, tornadoes, tidal waves, civil disorders, riots, biological attacks, war, acts of sabotage or terrorism or other similar events could result in a significant negative impact on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     TROPICANA ATLANTIC CITY

Tropicana Atlantic City is located on an approximately 10-acre site in Atlantic City, New Jersey. In addition, we have approximately 3 1/2 acres next to our operating site that we are using for expansion of our Tropicana Atlantic City. In July 1993, Tropicana Atlantic City became wholly-owned by Aztar.

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Enterprises owned the Tropicana Las Vegas and leased it to Hotel Ramada of Nevada, a wholly-owned subsidiary of Aztar. Hotel Ramada of Nevada operated the casino and hotel under the lease. Adamar of Nevada, a wholly-owned subsidiary of Aztar, owned a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises was held by various trusts associated with the Jaffe family. On February 28, 2002, we purchased the 50% partnership interest that we did not own and Tropicana Las Vegas became wholly-owned by Aztar. We are conducting feasibility studies to master-plan a potential development of the Las Vegas Tropicana site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development that we ultimately undertake, if any.

     RAMADA EXPRESS

Ramada Express is located on an approximate 31-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

     CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on and from a base 8-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased. The lease was entered into in 1995 for 10 years. The lease has 3 options to renew for 5 years each. The remaining approximately 3 1/2 acres are wholly-owned by us. In addition, we have a seven-acre site located near our base site that we are using for parking. This site could be used for additional development. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

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

On April 9, 2002, the actions were re-assigned to Judge Roger Hunt. The new case number is CV-S-94-1126-RLH(RJJ). By order entered June 26, 2002, the District Court denied the plaintiffs' motion for class certification and on July 11, 2002, the plaintiffs filed a motion with the Court of Appeals for the Ninth Circuit seeking permission to appeal the order denying class certification. By order dated August 15, 2002, the Ninth Circuit granted permission for the plaintiffs to appeal the order denying class certification. The matter was referred to the Ninth Circuit's mediation and settlement program.

On December 10, 2002, the plaintiffs made a settlement offer. That offer, which would have entailed the payment (in various forms) of hundreds of millions of dollars by the defendants, was rejected by letter dated January 3, 2003. No counter offer was made. The parties are in the process of establishing a briefing schedule in the Ninth Circuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant has elected not to include information concerning its executive officers in its 2003 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Paul E. Rubeli	Chairman of the Board and Chief Executive Officer	59	24 years	8 months
Robert M. Haddock	President and Chief Financial Officer	58	22 years	8 months
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	61	30 years	13 years
Joe C. Cole	Vice President, Corporate Communications	64	15 years	15 years
Meridith P. Sipek	Controller	56	25 years	13 years
Neil A. Ciarfalia	Treasurer	55	8 years	8 years

Paul E. Rubeli. Mr. Rubeli joined Ramada Inc. in 1979 as group vice president, industrial operations. He served as executive vice president, gaming, of Ramada Inc. from 1982 to December 1989, when he was appointed president and chief operating officer of Aztar. He was appointed president and chief executive officer in February 1990 and was appointed chairman of the board in addition to his other positions in February 1992. In May 2002, Mr. Rubeli relinquished his duties as president of Aztar and continued his positions as chief executive officer and chairman of the board.

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Robert M. Haddock. Mr. Haddock joined Ramada Inc. in 1980 and held various positions before becoming executive vice president and chief financial officer in March 1987, serving in that capacity until 1989, when he assumed the same position with Aztar. Mr. Haddock was appointed president of Aztar in May 2002 and continued his position as chief financial officer.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Aztar had 6,833 shareholders of record as of February 21, 2003.

The additional information required by this Item 5 is included in this report on pages F-21, F-34, F-36 and F-50.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on pages F-50 and F-51.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-36 through F-49.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on pages F-46 and F-47 under the caption "Market Risk".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at January 2, 2003 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,252,660	$11.37	694,664
Equity compensation plans not approved by security holders
Total	4,252,660	$11.37	694,664

The additional information required by Item 12 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1.	Financial Statements: See the Index to Financial Statements and Schedules on page F-1.
	2.	Financial Statement Schedules: See the Index to Financial Statements and Schedules on page F-1.
	3.

Exhibits:

See the exhibit index on page E-1 for a listing of exhibits filed with this report and those incorporated by reference.

All other exhibits have been omitted because the information is not required or is not applicable.

(b)	Reports on Form 8-K: The Company did not file any report on Form 8-K during the quarter ended January 2, 2003.

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
AZTAR CORPORATION Registrant	By ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer	February 26, 2003 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PAUL E. RUBELI Paul E. Rubeli	Chairman of the Board and Chief Executive Officer, and Director	February 26, 2003
ROBERT M. HADDOCK Robert M. Haddock	President and Chief Financial Officer, and Director	February 26, 2003
MERIDITH P. SIPEK Meridith P. Sipek	Controller	February 26, 2003
JOHN B. BOHLE John B. Bohle	Director	February 26, 2003
FRANK J. BRADY Frank J. Brady	Director	February 26, 2003
LINDA C. FAISS Linda C. Faiss	Director	February 26, 2003
JOHN A. SPENCER John A. Spencer	Director	February 26, 2003

CERTIFICATIONS

I, Paul E. Rubeli, the Chief Executive Officer of Aztar Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Aztar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

CERTIFICATIONS (Continued)

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	PAUL E. RUBELI Paul E. Rubeli Chairman of the Board and Chief Executive Officer

I, Robert M. Haddock, the Chief Financial Officer of Aztar Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Aztar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

CERTIFICATIONS (Continued)

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.		Financial Statements	Page

	1.	Aztar Corporation and Subsidiaries
		Report of Independent Accountants. . . . . . . . . . . . . . . . .	F-2
		Consolidated Balance Sheets at January 2, 2003 and January 3, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
		Consolidated Statements of Operations for the years ended January 2, 2003, January 3, 2002 and December 28, 2000 . . . . . . . . .	F-5
		Consolidated Statements of Cash Flows for the years ended January 2, 2003, January 3, 2002 and December 28, 2000 . . . . . . . . .	F-6
		Consolidated Statements of Shareholders' Equity for the years ended January 2, 2003, January 3, 2002 and December 28, 2000 . .	F-9
		Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-11

II.		Financial Statement Schedules - Aztar Corporation and Subsidiaries
		Report of Independent Accountants . . . . . . . . . . . . . . . .	S-1
		Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Aztar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at January 2, 2003 and January 3, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company ceased amortization of certain intangible assets effective January 4, 2002.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 31, 2003

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	January 2, 2003	January 3, 2002
Assets Current assets: Cash and cash equivalents Accounts receivable, net Refundable income taxes Inventories Prepaid expenses Deferred income taxes Total current assets	$ 52,896 18,812 4,593 7,532 8,708 16,731 109,272	$ 92,122 22,158 -- 7,752 10,464 16,934 149,430
Investments in and advances to unconsolidated partnership Other investments	-- 17,420	6,414 23,544
Property and equipment: Buildings, riverboats and equipment, net Land Construction in progress Leased under capital leases, net	740,352 214,794 69,809 104 1,025,059	716,758 104,957 22,661 662 845,038
Intangible assets Other assets	53,625 5,306 $1,210,682 ==========	30,172 6,358 $1,060,956 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	January 2, 2003	January 3, 2002

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

	$ 64,780 29,741 9,134 10,081 -- 5,015 870 119,621	$ 58,358 30,450 9,505 2,786 2,131 1,428 1,498 106,156
Long-term debt Other long-term liabilities Deferred income taxes Contingencies and commitments Series B convertible preferred stock (redemption value $10,025 and $10,607)	524,066 17,480 28,560 5,601	458,659 20,495 15,846 5,959

Shareholders¢ equity:
  Common stock, $.01 par value (37,026,379 and
    36,644,767 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

	524 439,275 231,420 (612) (155,253) 515,354 $1,210,682 ==========	517 431,455 173,409 (353) (151,187) 453,841 $1,060,956 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
(in thousands, except per share data)
2002	2001	2000

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

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming
    dilution

$664,957
73,702
56,232
  39,383
834,274

281,211
38,336
53,448
31,888
82,057
75,831
16,723
24,852
2,582
27,597
12,770
  50,499
 697,794

136,480

1,035
(41,224)
    (458)

95,833

 (36,974)

$ 58,859
========

$   1.56

$   1.51

37,191

38,841

$678,157
75,804
56,916
  38,586
849,463

286,523
39,348
55,270
32,885
84,559
78,669
17,311
24,632
4,113
24,297
18,635
  51,813
 718,055

131,408

1,559
(39,182)
  (3,702)

90,083

 (32,074)

$ 58,009
========

$   1.53

$   1.48

37,385

38,963

$677,121
72,829
57,033
  41,105
848,088

296,943
38,128
56,868
33,129
90,855
77,150
15,132
25,282
4,035
23,914
17,253
  53,924
 732,613

115,475

1,348
 (41,913)
  (4,215)

70,695

 (17,578)

$ 53,117
========

$   1.28

$   1.23

40,862

42,577

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
 (in thousands)
2002	2001	2000

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    (Gain) loss on reinvestment obligation
    Rent expense
    Distribution (less than) in excess of
       equity in income of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
      Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Reduction in other investments
Purchases of property and equipment
Acquisition of Tropicana Enterprises
  partnership interests
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 58,859 51,958 2,582 (2,662) (171) (414) 12,917 764 (4,593) 2,007 2,619 4,682 128,548 13,927 (74,673) (117,500) (9,023) $(187,269)	$ 58,009 53,121 4,113 1,301 (968) 593 12,697 (4,502) -- 323 11,861 519 137,067 1,857 (50,604) -- (7,273) $ (56,020)	$ 53,117 55,117 4,035 1,638 (871) 652 (2,493) 300 881 807 9,896 552 123,631 2,508 (24,008) -- (8,999) $ (30,499)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
 (in thousands)
2002	2001	2000

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises
  partnership interests:
    Investments in and advances to
      unconsolidated partnership
    Buildings, net
    Land
    Intangible assets
    Other assets
    Current portion of long-term debt
    Current portion of other long-term
      liabilities
    Long-term debt
    Other long-term liabilities

      Net cash used in acquisition

$ 176,400 4,499 (156,102) (27) -- (4,061) (461) (753) 19,495 (39,226) 92,122 $ 52,896 ========= $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500)	$ 305,100 2,242 (309,764) (26) (4,677) (28,634) (499) (747) (37,005) 44,042 48,080 $ 92,122 ========= $ -- -- -- -- -- -- -- -- -- $ --	$ 273,100 4,929 (309,521) (1,777) -- (64,458) (541) (964) (99,232) (6,100) 54,180 $ 48,080 ========= $ -- -- -- -- -- -- -- -- -- $ --

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
 (in thousands)
2002	2001	2000

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options
    Other long-term liabilities reduced for
      intangible assets
    Current liabilities incurred for
      intangible assets

Cash flow during the year for the following:
    Interest paid, net of amount capitalized
    Income taxes paid

$ -- 5 -- 6,163 $ 40,137 27,318	$ 79 13 50 -- $ 33,838 21,155	$ -- 737 -- -- $ 40,449 12,840

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance,
  December 30, 1999
  Net income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
   common stock
Balance,
  December 28, 2000

$ 506 9 515	$420,786 6,165 1,586 428,537	$ 63,963 53,117 (886) 116,194	$ -- --	$ (57,345) (945) (64,250) (122,540)	$427,910 53,117 5,229 1,586 (886) (64,250) 422,706

  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 3, 2002

2 $ 517	2,253 665 $431,455	58,009 (794) $173,409	(353) $ (353)	(13) (28,634) $(151,187)	58,009 (353) 57,656 2,242 665 (794) (28,634) $453,841

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance,
  January 3, 2002
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock

Balance,
  January 2, 2003

$ 517 7 $ 524 ======	$431,455 4,497 3,323 $439,275 ========	$173,409 58,859 (848) $231,420 ========	$ (353) (259) $ (612) =========	$(151,187) (5) (4,061) $(155,253) =========	$453,841 58,859 (259) 58,600 4,499 3,323 (848) (4,061) $515,354 ========

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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 2002, 53 weeks in 2001 and 52 weeks in 2000.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, the Company has no asset retirement obligation at January 2, 2003.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at January 2, 2003 or January 3, 2002.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at January 2, 2003 and January 3, 2002. Advertising costs that were expensed during the year were $15,704,000 in 2002, $17,445,000 in 2001 and $19,138,000 in 2000.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $3,004,000 in 2002, $1,326,000 in 2001 and $119,000 in 2000.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3- 15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $502,656,000 at January 2, 2003 and $431,239,000 at January 3, 2002.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Intangible Assets

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

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and prior to January 4, 2002, were amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. With the adoption of SFAS 142, effective January 4, 2002, the Company ceased amortization of its initial gaming licenses. The Company has determined, under the criteria established in SFAS 142, that the useful life of the initial gaming licenses is indefinite. Licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2002 and concluded that there was no impairment.

Equity Instruments

The fair-value-based method of accounting is used for equity instruments issued to nonemployees for goods or services. The intrinsic-value-based method of accounting is used for stock-based employee compensation plans. The Company has elected to follow Accounting Principles Board Opinion No. 25 entitled "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based employee compensation arrangements because the alternative fair-value-based method of accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options.

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock-based employee compensation plans are more fully discussed in Note 12. Stock Options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.8% in 2002 and 2001 and 6.7% in 2000, no dividend in 2002, 2001 or 2000, volatility factor of the expected market price of the Company's common stock of .50 in 2002 and .47 in 2001 and 2000, and an expected life of the option of 5.6 years in 2002 and 5.1 years in 2001 and 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands except for net income per common share information):

2002	2001	2000

Net income, as reported
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 58,859 (3,542) $ 55,317 ======== $ 1.56 $ 1.46 $ 1.51 $ 1.42	$ 58,009 (3,007) $ 55,002 ======== $ 1.53 $ 1.45 $ 1.48 $ 1.41	$ 53,117 (2,709) $ 50,408 ======== $ 1.28 $ 1.21 $ 1.23 $ 1.17

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

	2002	2001	2000
Rooms Food and beverage Other	$ 18,421 47,698 3,066 $ 69,185 ========	$ 19,452 47,816 3,428 $ 70,696 ========	$ 19,688 52,148 3,299 $ 75,135 ========

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

Reclassifications

Certain reclassifications have been made in the January 3, 2002 Consolidated Balance Sheet and the 2001 Consolidated Statement of Cash Flows in order to be comparable with the January 2, 2003 presentations.

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. The receivables at the Nevada operations are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At January 2, 2003 and January 3, 2002, the net receivables at Tropicana Atlantic City were $13,716,000 and $15,533,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $4,116,000 and $5,004,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At January 2, 2003 and January 3, 2002, the allowance for doubtful accounts was $17,376,000 and $20,578,000, respectively.

NOTE 3. ACQUISITION AND PRIOR INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
        PARTNERSHIP

The Company's investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt ("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. In connection with the lease, the Company expensed rents of $2,722,000 in 2002, $17,240,000 in 2001 and $17,784,000 in 2000, of which 50% was eliminated in consolidation. The Company's equity in unconsolidated partnership's loss during the year was $458,000 in 2002, $3,702,000 in 2001 and $4,215,000 in 2000. Distributions received from Tropicana Enterprises during the year were $489,000 in 2002, $5,511,000 in 2001 and $5,333,000 in 2000. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized balance sheet information and operating results, prior to the acquisition, for the unconsolidated partnership are as follows (in thousands):

January 3, 2002
Income producing properties Other assets Bank term loan payable Other liabilities	$ 43,786 8,312 49,604 1,507

	2002	2001	2000
Revenues Operating expenses Operating income Interest expense Net income	$ 2,722 (473) 2,249 (253) $ 1,996 ========	$ 17,240 (2,795) 14,445 (3,512) $ 10,933 ========	$ 17,792 (2,743) 15,049 (4,590) $ 10,459 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

	2002	2001	2000
Equity in unconsolidated partnership's loss	$ (458)	$ (3,702)	$ (4,215)

NOTE 4. OTHER INVESTMENTS

Other investments consist of the following (in thousands):

January 2, 2003	January 3, 2002

CRDA deposits, net of a valuation
  allowance of $3,986 and $6,962
CRDA bonds, net of a valuation
  allowance of $1,461 and $1,450
  and an unamortized discount of
  $2,774 and $2,763
CRDA other investments, net of a
  valuation allowance of $1,306 and
  $1,080

$ 10,242 5,022 2,156 $ 17,420 ========	$ 16,110 4,867 2,567 $ 23,544 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at two-thirds of market rates resulting in a fair value lower than cost. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 12 to 45 years. Actual maturities may differ from contractual maturities because of prepayment rights.

In April 2002, the Company commenced construction on a major expansion project at the Atlantic City Tropicana. The Company has an agreement with the CRDA for approximately $20,100,000 in funding in connection with this expansion project. As of January 2, 2003, the Company has received approximately $13,400,000 in funding from the CRDA under this agreement. At January 2, 2003, the Company had approximately $1,000,000 in available deposits with the CRDA that qualified for this funding and accordingly reclassified these amounts to accounts receivable.

The Company also has an agreement with the CRDA for approximately $24,500,000 in funding in connection with an expansion project at the Atlantic City Tropicana completed in 1996. The Company receives funds from the CRDA to the extent that the Company has available funds on deposit with the CRDA that qualify for this funding. As of January 2, 2003, the Company has received approximately $24,200,000 in funding from the CRDA under this agreement. At January 2, 2003 and January 3, 2002, the Company had approximately $300,000 and $250,000, respectively, in available deposits with the CRDA that qualified and accordingly reclassified these amounts to accounts receivable.

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $62,640,000 at January 2, 2003. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,458,000 at January 2, 2003. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6: INTANGIBLE ASSETS

Acquired intangible assets consist of the following (in thousands):
	January 2, 2003		January 3, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization: Debt issuance costs Prepaid rent Development costs Gaming license renewal costs Other Not subject to amortization: Tropicana trademark Initial gaming licenses	$ 13,549 7,327 2,159 1,852 1,507 $ 26,394 $ 22,172 10,352 $ 32,524	$ 5,003 -- -- 220 70 $ 5,293	$ 13,549 1,000 5,990 2,459 4,279 $ 27,277 $ -- 10,352 $ 10,352	$ 3,570 -- -- 1,005 2,882 $ 7,457

Amortization of acquired intangible assets (excluding prior year amortization of the Company's initial gaming licenses (see "Note 14. Amortization")) was $2,357,000 in 2002, $2,374,000 in 2001 and $2,221,000 in 2000.

Estimated future amortization expense for the acquired intangible assets subject to amortization at January 2, 2003 is as follows for each of the five years subsequent to January 2, 2003 (in thousands):
2003 2004 2005 2006 2007	$ 2,249 2,573 2,449 2,263 1,589

NOTE 7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
January 2, 2003	January 3, 2002

8 7/8% Senior Subordinated Notes Due 2007;
  redeemable at a defined premium
9% Senior Subordinated Notes Due 2011;
  redeemable at a defined premium
Revolver; floating rate; 4.1% at
  January 2, 2003; matures June 30, 2005
Term loan; floating rate, 4.2% at
  January 2, 2003; matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 3.5% at
  January 2, 2003; matures June 30, 2005
Other notes payable; 14.6%
Obligations under capital leases

Less current portion

$ 235,000 175,000 25,000 48,250 45,504 -- 327 529,081 (5,015) $ 524,066 =========	$ 235,000 175,000 -- 48,750 -- 225 1,112 460,087 (1,428) $ 458,659 =========

Maturities of long-term debt for the five years subsequent to January 2, 2003 are as follows (in thousands):
2003 2004 2005 2006 2007	$ 5,015 16,963 97,087 16 235,000

On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. As part of the acquisition, the Company assumed the $48,921,000 Tropicana Enterprises Loan. The Tropicana Enterprises Loan calls for monthly principal payments of $366,000 to $419,000, with a final payment of approximately $34,000,000 due at maturity. The Tropicana Enterprises Loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at the borrower's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of January 2, 2003, the margin was at 0.50% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly.

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

Interest on the 9% Senior Subordinated Notes due August 15, 2011 ("9% Notes") is payable on February 15 and August 15. At any time prior to August 15, 2006, the 9% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.5% of the principal amount and (ii) all required interest payments through August 15, 2006, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after August 15, 2006, the 9% Notes are redeemable at the option of the Company, in whole or in part, at prices from 104.5% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning August 15, 2009.

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

At January 2, 2003, the maximum amount available under the Revolver was $264,000,000, which left $239,000,000 available for future borrowing. The maximum amount available under the Revolver decreases by $12,000,000 on March 31, 2004, and quarterly thereafter. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of January 2, 2003, the margin was at 0.75% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

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

The collateral securing the Revolver and the Term Loan, shared on a pari passu basis, consists of all the property of Tropicana Atlantic City, Ramada Express and the casino riverboat operations and, with certain exceptions, the stock of the Company's subsidiaries. The Revolver imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Revolver also prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $250,000,000 with limited exceptions. In addition, the Revolver contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow. The restrictions imposed on the Company by the Term Loan are similar to those imposed by the Company's senior subordinated debt.

NOTE 8. LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues, the consumer price index and/or interest rate fluctuations. The leases extend for various periods up to 6 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 15 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

	January 2, 2003	January 3, 2002
Furniture and equipment Less accumulated amortization	$ 2,254 (2,150) $ 104 ========	$ 5,138 (4,476) $ 662 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $324,000 in 2002, $807,000 in 2001 and $2,397,000 in 2000.

Minimum future lease obligations on long-term, noncancelable leases in effect at January 2, 2003 are as follows (in thousands):

Year	Capital	Operating
2003 2004 2005 2006 2007 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 158 158 44 16 -- -- 376 (49) 327 (127) $ 200 =======	$ 4,502 2,807 1,782 461 294 84 $ 9,930 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

	2002	2001	2000
Minimum rentals Contingent rentals	$ 7,327 5,443 $ 12,770 ========	$ 13,005 5,630 $ 18,635 ========	$ 13,343 3,910 $ 17,253 ========

NOTE 9. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	January 2, 2003	January 3, 2002
Deferred compensation and retirement plans Deferred income Accrued rent expense Las Vegas Boulevard beautification assessment Less current portion	$ 15,219 2,783 -- 348 18,350 (870) $ 17,480 ========	$ 13,919 -- 7,699 375 21,993 (1,498) $ 20,495 ========

NOTE 10. REDEEMABLE PREFERRED STOCK

A series of preferred stock consisting of 100,000 shares has been designated Series B ESOP Convertible Preferred Stock ("Series B Stock") and those shares were issued on December 20, 1989, to the Company's Employee Stock Ownership Plan ("ESOP"). In 2001, the ESOP was merged into the Aztar Corporation 401(k) Plan ("401(k) Plan") and the assets of the ESOP were subsequently transferred to the 401(k) Plan.

Beginning January 1, 2001, the Series B Stock was held by the Aztar Corporation 401(k) Plan Stock and Insurance Trust. During 2002, 2001 and 2000, respectively, 3,584 shares, 4,411 shares and 6,022 shares were redeemed primarily in connection with employee terminations. At January 2, 2003, cumulative redemptions totaled 43,992 shares. The Series B Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

The shares that have been allocated to the participants' accounts and have vested are redeemable at the higher of $100 per share plus accrued and unpaid dividends, appraised value or conversion value, at the election of the participant upon becoming eligible to redeem Series B Stock. The excess of the redemption value of the Series B Stock over the carrying value is charged to retained earnings upon redemption. In order for a Series B Stock redemption to occur, a request for distribution is made by the participant or beneficiary. Those participants or beneficiaries who are eligible to redeem their Series B Stock are permitted to leave their Series B Stock in their account until an election for redemption is made or until federal statutes require a form of distribution. Series B Stock redemptions are uncertain due to the redemption being dependent upon an election made by the participant or beneficiary.

In the event of default in the payment of dividends on the Series B Stock for six consecutive semiannual periods, each outstanding share would have one vote per share of common stock into which the preferred stock is convertible.

NOTE 11. CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.01 per share, issuable in series as the Board of Directors may designate. Approximately 100,000 shares of preferred stock have been designated Series A Junior Participating Preferred Stock but none have been issued.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 52,413,498 at January 2, 2003 and 51,748,464 at January 3, 2002. Common stock outstanding was net of 15,387,119 and 15,103,697 treasury shares at January 2, 2003 and January 3, 2002, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 2001 and 2000, respectively, 206 and 500 shares were claimed. No unclaimed shares were held by the Company as of January 2, 2003 and January 3, 2002.

In 1999, the Board of Directors authorized the Company to make discretionary repurchases of up to 8,000,000 shares of its common stock. In 2000, the Board of Directors authorized the Company to make discretionary repurchases of up to 3,000,000 additional shares of its common stock. There were 2,334,700,

4,973,000 and 3,692,300 shares repurchased under this program in 2001, 2000 and 1999, respectively. This share repurchase program was completed in October 2001. In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock and as of January 2, 2003, the Company repurchased 283,200 shares of its common stock under this authority. All purchases under the Company's stock repurchase program were made or may be made in the future from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 222, 1,081 and 95,543 shares of its common stock in 2002, 2001 and 2000, respectively, from employees and nonemployee Directors in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At January 2, 2003, January 3, 2002 and December 28, 2000, common shares reserved for future grants of stock options under the Company's stock option plans were 694,664, 1,427,331 and 1,690,999, respectively. At January 2, 2003, common shares reserved for the conversion of the Series B Stock were 592,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 12. STOCK OPTIONS

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. Options granted on May 8, 2002, or later, under the 1999 Plan include an additional provision that provides for accelerated vesting under certain circumstances related to retirement, disability or death. The Company's 1990 Nonemployee Directors Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of grant. During 2001, the Company's shareholders approved the 2000 Nonemployee Directors Stock Option Plan ("2000 Plan"). The 2000 Plan has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 2000 Plan have 10-year terms. The 2000 Plan provides for the granting of options that vest and become exercisable on the date of grant. The 2000 Plan has been modified to also provide for the granting of options whereby a portion vests and becomes exercisable on the date of grant and the remainder vests and becomes exercisable evenly over varying terms depending on the date of the grant, subject to being a Company Director on those dates.

A summary of the Company's stock option activity and related information is as follows (in thousands of shares):
	2002		2001		2000
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	4,185 770 (665) (37) -- 4,253 ====== 3,002 ====== $11.00	$ 8.84 $21.38 $ 6.77 $16.66 $ -- $11.37 $ 8.74	3,955 542 (284) (28) -- 4,185 ====== 2,719 ====== $ 6.28	$ 8.18 $13.21 $ 7.95 $ 9.34 $ -- $ 8.84 $ 7.70	4,222 636 (820) (83) -- 3,955 ====== 2,060 ====== $ 5.80	$ 7.40 $11.55 $ 6.91 $ 6.86 $ -- $ 8.18 $ 7.14

The following table summarizes additional information about the Company's stock options (in thousands of shares):
Options Outstanding		Options Exercisable

   Range of
Exercise Prices
 January 2, 2003
 $ 4.06 to $ 5.06
 $ 6.75 to $ 7.75
 $ 9.50 to $ 9.81
 $11.00 to $14.75
 $18.52 to $22.15

 January 3, 2002
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

 December 28, 2000
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

Shares Under Option 238 1,491 728 1,085 711 4,253 ====== 443 1,874 803 1,065 4,185 ====== 462 2,065 878 550 3,955 ======

Weighted-
Average
Remaining
Contractual
Life

4.0 years
5.4 years
6.7 years
7.9 years
9.4 years
6.9 years

5.0 years
6.1 years
7.6 years
8.9 years
7.0 years

6.1 years
7.2 years
8.6 years
9.4 years
7.6 years

	Weighted- Average Exercise Price $ 4.99 $ 7.29 $ 9.80 $12.59 $21.80 $11.37 $ 4.99 $ 7.25 $ 9.76 $12.56 $ 8.84 $ 4.97 $ 7.25 $ 9.76 $11.88 $ 8.18	Shares Under Option 238 1,491 701 542 30 3,002 ====== 441 1,577 497 204 2,719 ====== 449 1,294 292 25 2,060 ======	Weighted- Average Exercise Price $ 4.99 $ 7.29 $ 9.81 $12.37 $20.46 $ 8.74 $ 4.99 $ 7.25 $ 9.77 $12.02 $ 7.70 $ 4.98 $ 7.20 $ 9.73 $12.21 $ 7.14

NOTE 13. BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. Effective January 3, 2003, the Company established the Aztar Corporation Nonqualified Retirement Trust for the benefit of employees covered by one of the Company's nonqualified defined benefit pension plans. The Company contributed $6,217,000 to this trust on January 9, 2003. The funds in the trust continue to be assets of the Company. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2002 and 2001 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of January 2, 2003 and January 3, 2002 (in thousands):
	Defined Benefit Plans		Deferred Compensation Plan
	2002	2001	2002	2001

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Actuarial (gain)loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  (gain)loss
Unrecognized prior
  service cost

Net amount recognized

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
  Accrued benefit liability
  Accumulated other
    comprehensive loss (a)

Net amount recognized

	$ 10,133 -- 725 1,723 (271) 12,310 -- (12,310) 3,902 190 $ (8,218) ======== $ (8,890) 672 $ (8,218) ========	$ 8,050 -- 680 1,674 (271) 10,133 -- (10,133) 2,374 340 $ (7,419) ======== $ (7,962) 543 $ (7,419) ========	$ 5,866 13 413 361 (324) 6,329 -- (6,329) 270 -- $ (6,059) ======== $ (6,329) 270 $ (6,059) ========	$ 5,128 14 412 598 (286) 5,866 -- (5,866) (91) -- $ (5,957) ======== $ (5,957) -- $ (5,957) ========
(a)

In the Consolidated Statements of Shareholders' Equity, accumulated other comprehensive loss relating to a minimum pension liability adjustment during the year is reported net of an income tax benefit of $140 in 2002 and $190 in 2001.

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2002	2001	2000	2002	2001	2000
Service cost Interest cost Amortization of prior service cost Recognized net actuarial (gain)loss Cash surrender value increase net of premium expense	$ -- 725 150 195 -- $1,070 ======	$ -- 680 150 (55) -- $ 775 ======	$ -- 596 150 21 -- $ 767 =======	$ 13 413 -- -- (318) $ 108 ======	$ 14 412 -- -- (287) $ 139 ======	$ 14 417 -- (13) (261) $ 157 ======

The assumptions used in the measurement of the Company's benefit obligation are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2002	2001	2000	2002	2001	2000
Discount rate Rate of compensation increase	6.50% 5.00%	7.25% 5.00%	8.50% 5.00%	6.50% N/A	7.25% N/A	8.50% N/A

The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% in 2002 and 2001 and up to 4% in 2000 of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $2,431,000, $2,342,000 and $1,534,000 in 2002, 2001 and 2000, respectively. The Company contributed $4,390,000, $4,039,000 and $3,936,000 in 2002, 2001 and 2000, respectively, to trusteed pension plans under various collective bargaining agreements.

NOTE 14. AMORTIZATION

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses was $2,673,000 in 2001 and $2,625,000 in 2000.

A reconciliation of the Company's reported net income to proforma net income to give effect to SFAS 142 is as follows (in thousands, except per share data):
2002	2001	2000

Reported net income
Addback: Initial gaming licenses
  amortization, net of income tax of
  $1,069 in 2001 and $1,050 in 2000
Proforma net income

Net income per common share:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

Net income per common share
  assuming dilution:
  Reported net income
  Initial gaming licenses
    amortization
  Proforma net income

$ 58,859 -- $ 58,859 ======== $ 1.56 -- $ 1.56 ======== $ 1.51 -- $ 1.51 ========	$ 58,009 1,604 $ 59,613 ======== $ 1.53 .04 $ 1.57 ======== $ 1.48 .04 $ 1.52 ========	$ 53,117 1,575 $ 54,692 ======== $ 1.28 .04 $ 1.32 ======== $ 1.23 .03 $ 1.26 ========

NOTE 15. INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2002	2001	2000
Current: Federal State Deferred: Federal State	$(18,933) (5,124) (24,057) (12,284) (633) (12,917) $(36,974) ========	$(19,457) 80 (19,377) (12,854) 157 (12,697) $(32,074) ========	$(20,143) 72 (20,071) 2,959 (466) 2,493 $(17,578) ========

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

In 2002, the Company settled the remaining two issues with the IRS related to the examination of the Company's income tax returns for the years 1992 and 1993. The two issues involved the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. The settlement resulted in a tax benefit of $1,041,000. The IRS is examining the Company's income tax returns for 1994 through 1999 and has settled for all but the same two issues. The Company has estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through January 2, 2003, was approximately $9,700,000 at January 2, 2003.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2002	2001	2000
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Ramada tax sharing agreement Other, net	$ (33,542) (3,693) (628) 567 412 -- (90) $ (36,974) =========	$ (31,529) (230) (399) (368) 525 -- (73) $ (32,074) =========	$ (24,743) (256) (1,053) 7,403 496 696 (121) $ (17,578) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
January 2, 2003	January 3, 2002

Net operating loss carryforward
Accrued rent expense
Accrued bad debt expense
Accrued compensation
Accrued liabilities
General business credit carryforward

Gross deferred tax assets

Deferred tax asset valuation allowance

Other
Partnership investment
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 2,026 -- 10,525 8,318 9,578 -- 30,447 (1,814) (7,681) -- (32,781) (40,462) $(11,829) ========	$ 2,074 6,458 12,923 7,865 9,590 3,718 42,628 (1,968) (6,426) (4,551) (28,595) (39,572) $ 1,088 ========

Gross deferred tax assets are reduced by a valuation allowance. The beginning-of-year valuation allowance was reduced during 2002 and 2001, which caused a decrease in income tax expense of $154,000 and $305,000, respectively. The beginning-of-year valuation allowance was increased during 2000, which caused an increase in income tax expense of $393,000.

At January 2, 2003, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):
2004 2005 2006 2007 to 2021	$ 479 1,438 970 45,832

NOTE 16. EARNINGS PER SHARE

The computations of net income per common share and net income per common share, assuming dilution, are as follows (in thousands, except per share data):
2002	2001	2000

Net income

Less: preferred stock dividends and
  losses on redemption

Income available to common shareholders

Plus: income impact of assumed conversion
  of dilutive preferred stock

Income available to common shareholders
  plus dilutive potential common shares

$ 58,859 (848) 58,011 448 $ 58,459 =========	$ 58,009 (794) 57,215 476 $ 57,691 =========	$ 53,117 (886) 52,231 -- $ 52,231 =========

Weighted-average common shares applicable
  to net income per common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per common
  share assuming dilution

Net income per common share

Net income per common share assuming dilution

37,191 1,058 592 1,650 38,841 ========= $ 1.56 ========= $ 1.51 =========	37,385 948 630 1,578 38,963 ========= $ 1.53 ========= $ 1.48 =========	40,862 1,000 715 1,715 42,577 ========= $ 1.28 ========= $ 1.23 =========

NOTE 17. CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $8,500,000 at January 2, 2003. In connection with these matters, the Company's accrued liability was $3,833,000 at both January 2, 2003 and January 3, 2002.

The CRDA has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $448,000 at January 2, 2003, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenues. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $22,000,000 at January 2, 2003.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at January 2, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $32,000,000 at January 2, 2003.

At January 2, 2003, the Company had commitments of approximately $147,000,000 for the Atlantic City Tropicana expansion project.

NOTE 18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
January 2, 2003		January 3, 2002
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
  Other investments

Liabilities
  Accounts payable and accruals
  Current portion of long-term
    debt
  Current portion of other long-
    term liabilities
  Long-term debt
  Other long-term liabilities

Series B convertible
  preferred stock

Off-Balance-Sheet
  Letters of credit

$ 17,420 3,833 5,015 252 524,066 2,531 5,601 --	$ 17,420 700 5,015 252 533,141 2,531 10,025 3,433	$ 23,544 3,833 1,428 -- 458,659 -- 5,959 --	$ 23,544 750 1,428 -- 471,834 -- 10,607 1,874

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

Included in accounts payable and accruals is the Company's accrued liability in connection with its indemnification of Ramada. The fair values were estimated using an expected present value method.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the Revolver, the Term Loan and the Tropicana Enterprises Loan are reasonable estimates of fair values because this debt is carried with a floating interest rate.

The fair value of the Company's CRDA bond guarantee is estimated to be the same as the unamortized carrying amount of the guarantee premium.

The fair values reported for the Series B convertible preferred stock represents the appraised fair values as determined by an independent appraisal.

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

2002
Revenues
Operating income (b)
Income before income taxes (b)
Income taxes (c)(d)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

2001
Revenues
Operating income
Income before income taxes
Income taxes
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

Common Stock Prices
2002 - High
     - Low
2001 - High
     - Low

	$ 205,994 32,097 21,672 (7,913) 13,759 ..37 ..35 $ 208,344 28,762 18,054 (6,663) 11,391 ..29 ..28 $ 23.20 17.25 13.75 8.88	$ 211,101 39,608 29,126 (12,648) 16,478 ..44 ..42 $ 210,856 35,003 25,285 (9,273) 16,012 ..42 ..40 $ 25.90 17.90 14.99 10.50	$ 218,106 36,932 26,802 (10,233) 16,569 ..44 ..43 $ 218,113 37,343 27,361 (9,536) 17,825 ..47 ..46 $ 20.05 12.40 16.15 9.75	$ 199,073 27,843 18,233 (6,180) 12,053 ..32 ..31 $ 212,150 30,300 19,383 (6,602) 12,781 ..34 ..33 $ 15.13 11.00 18.80 11.84
(a)	As a result of the Company's 52/53 week fiscal year, the fourth quarter 2002 included 13 weeks and the fourth quarter 2001 included 14 weeks.
(b)

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

(c)

During the second quarter 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. As a result, the Company's second-quarter income tax provision included an additional $1,800 to provide for the effect of this new tax legislation on the Company's year-to-date results through the second quarter 2002.

(d)

In the fourth quarter 2002, we settled the remaining two issues with the Internal Revenue Service related to the examination of the Company's income tax returns for the years 1992 and 1993. The two issues involved the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. The settlement resulted in a tax benefit of $1,041.

Management's Discussion and Analysis

Financial Condition -
Liquidity and Capital Resources

  Revolving Credit Facility

At January 2, 2003, the outstanding balance of our revolving credit facility was $25 million, leaving $239 million available for future borrowing. The maximum amount available decreases by $12 million on March 31, 2004, and quarterly thereafter until maturity on June 30, 2005. Interest on the revolving credit facility is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.5%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon our outstanding indebtedness and operating cash flow.

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

  Other Long-term Debt

Our other variable-rate debt consists of a term loan. At January 2, 2003, the balance of the term loan was $48.25 million with quarterly principal payments of $0.125 million due on a calendar basis through June 30, 2004, and $11.875 million due quarterly thereafter until maturity. Interest on the term loan is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%.

Our fixed-rate debt consists of 8 7/8% Senior Subordinated Notes due 2007 and 9% Senior Subordinated Notes due 2011. Interest on the 8 7/8% Notes is payable semiannually on May 15 and November 15. Interest on the 9% Notes is payable semiannually on February 15 and August 15.

The 8 7/8% Notes and 9% Notes, ranked pari passu, are general unsecured obligations and are subordinated in right of payment to all of our present and future senior indebtedness. Upon change of control of the company, the holders of the 8 7/8% Notes and 9% Notes would have the right to require repurchase of the respective notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the senior subordinated notes limit our ability to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

  Additional Source and Use of Cash

During 2002, we received $4.5 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than expenditures for the acquisition of Tropicana Enterprises partnership interests and the Tropicana Atlantic City development discussed below, were primarily of a routine nature.

  Tropicana Atlantic City Development

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. We anticipate opening by March 1, 2004. The cost of the expansion is targeted to be $225 million; we also anticipate providing $20 million of tenant allowances. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During 2002, our purchases of property and equipment on an accrual basis, including capitalized interest of $3.0 million, were $42.7 million for this expansion. During 2003, we expect to spend approximately $140 million on this project including capitalized interest and approximately $15 million on tenant allowances.

  Acquisition of Tropicana Enterprises Partnership Interests

Tropicana Enterprises, a Nevada general partnership in which Aztar was a noncontrolling 50% partner, owned the real property, including approximately 34 acres of land, that we leased in our Tropicana Las Vegas operation. On February 28, 2002, we purchased the 50% interest that we did not own. After credits, we paid $117.5 million. In addition, we assumed $48.9 million of partnership debt that we were servicing through our rent payments. This partnership debt is a bank term loan that matures on June 30, 2005. The term loan calls for monthly principal payments of $0.4 million, with a final payment of approximately $34 million due at maturity. The term loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon our outstanding indebtedness and operating cash flow. This purchase eliminates, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million, $8.6 million and $8.9 million net of intercompany eliminations in 2002, 2001 and 2000, respectively; and our equity in unconsolidated partnership's loss, which was $0.5 million, $3.7 million and $4.2 million in 2002, 2001 and 2000, respectively. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. We anticipate that the net result will be accretive to net income and earnings per share. This purchase simplifies our ownership structure of the Las Vegas Tropicana and our financial statements because the real estate is now consolidated rather than being included in an off-balance sheet entity. The source of funds for this purchase was cash on hand of $47.5 million and $70 million from our revolving credit facility.

  Tropicana Las Vegas Development

We are conducting feasibility studies to master-plan a potential development of our Las Vegas site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the end of 2003, at which time we will decide whether or not to proceed. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our results of operations.

  Other Development

We own land that is in proximity to our facilities in Evansville, Indiana. This land could be used for additional development. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

  Stock Repurchase Program

On December 11, 2002, our board of directors authorized discretionary repurchases of up to 4.0 million shares of our common stock. We do not anticipate the stock repurchase program to impact the timing, scope or financing of our development plans. In 2002, we repurchased 283,200 shares of our common stock at an average price of $14.31 per share. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

  Contingent Liabilities and Commitments

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through January 2, 2003, was approximately $9.7 million at January 2, 2003.

We agreed to indemnify Ramada Inc. against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $8.5 million at January 2, 2003. In connection with these matters, our accrued liability was $3.8 million at both January 2, 2003 and January 3, 2002.

The Casino Reinvestment Development Authority has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $0.4 million at January 2, 2003, of our CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy our investment obligation based upon our New Jersey casino revenues. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent our CRDA deposits are used to service these bonds, we would receive credit against future investment obligations. Our CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. We received a fee for this arrangement that is being amortized on a straight-line basis through 2013. Our estimate of the maximum potential deposits that could be used to service CRDA bonds is $22 million at January 2, 2003.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at January 2, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $32 million at January 2, 2003.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed $6.2 million to this trust on January 9, 2003. The funds in the trust continue to be assets of Aztar.

At January 2, 2003, we had commitments of approximately $147 million for the Tropicana Atlantic City expansion project.

  Contingency

In February 2003, the governor of New Jersey proposed increased taxes for the casino industry in order to reduce or eliminate an anticipated state budget deficit. His proposal is to increase the tax on casino revenue from 8% to 10%; impose the 6% sales tax on complimentary rooms, food and other items; and impose a 7% occupancy tax on hotel rooms statewide. It's not clear whether the hotel tax would apply to Atlantic City, which already has its own lodging taxes. The new budget must be approved before July 1, the start of the new fiscal year for the state.

Results of Operations -
2002 versus 2001

Our consolidated revenues were $834.3 million for 2002, a slight decrease from $849.5 million in 2001. Our 2002 fiscal year included 52 weeks versus 53 weeks in the 2001 fiscal year and the extra week in the 2001 fiscal year included a New Year's Eve holiday period, which is very busy for us.

Consolidated operating income in 2002 was $136.5 million compared with $131.4 million in 2001. The provision for doubtful accounts decreased in 2002 compared with 2001 primarily as a result of a decrease at Tropicana Atlantic City, where we issued less credit and experienced a lower level of returned items on the credit issued. In addition, we provided less in 2002 than in 2001 as a result of changes in estimate for specific large accounts. When we provide for doubtful accounts receivable, we look at the amount of credit issued, the balance of our net receivable, an aging of that net receivable and consideration of any additional risk factors such as international versus domestic. The analysis we perform in evaluating our net receivable balance consists of separating receivables into those that are routine and small in balance, where we provide an allowance based on aging, and those that are larger in balance or nonroutine in nature, where we provide an allowance that subjectively considers their characteristics in addition to aging, such as credit and payment history of the customer, financial condition of the customer, collection strategies that can be used, collateral that can be obtained and whether it is international or domestic.

Consolidated property taxes and insurance expense was $27.6 million or 14% higher in 2002 compared with 2001. Effective June 30, 2002, we renewed our property insurance. Effective November 1, 2002, we renewed our excess general liability and directors and officers insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially. In Atlantic City our property taxes have increased. The increase in consolidated property taxes and insurance was $1.9 million or 34% in the 2002 fourth quarter compared with the 2001 fourth quarter. Our consolidated rent expense decreased in 2002 compared with 2001 primarily as a result of our acquisition of the Tropicana Enterprises partnership interests on February 28, 2002, partially offset by an increase in rent at Casino Aztar Evansville. The acquisition eliminated our real estate rent expense at Tropicana Las Vegas. Prior to the acquisition, this expense was $1.4 million in 2002 and $8.6 million in 2001, net of intercompany eliminations. In addition, the acquisition eliminated our equity in unconsolidated partnership's loss after February 28, 2002.

  Tropicana Atlantic City

Tropicana Casino and Resort in Atlantic City, New Jersey had total revenues of $453.8 million in 2002 compared with $467.8 million in 2001 and operating income of $92.0 million in 2002 compared with $97.5 million in 2001. Casino revenue was $400.0 million or 4% lower in 2002 compared with $416.8 million in 2001. Table games revenue decreased by $9.3 million in 2002 primarily due to a decrease in the table games hold percentage and one less week in 2002. The table games hold percentage was 15.4% in 2002 compared with 16.1% in 2001. Slot revenue also decreased primarily as a result of one less week in 2002. Rooms revenue increased $1.6 million or 7% in 2002 compared with 2001 primarily as a result of a 4% increase in rooms occupied on a noncomplimentary basis combined with an increase in the average daily rate. We opened our last room expansion, which consisted of 604 rooms (a 60% increase in capacity) in April 1996. Since then, our year-over-year increases in rooms revenue have been as follows: 45% in 1996, 39% in 1997, 21% in 1998, 17% in 1999, 19% in 2000 and 10% in 2001.

Casino costs decreased $5.2 million in 2002 compared with 2001 primarily as a result of the one less week in 2002. General and administrative costs were 11% lower in 2002 compared with 2001 primarily as a result of a $2.0 million net gain recorded in the second quarter. A gain resulting from the return of our CRDA deposits was partially offset by a loss on asset disposals caused by the commencement of the expansion project. As discussed above, the provision for doubtful accounts was $1.0 million lower in 2002 compared with 2001.

As discussed above, our property taxes and insurance expense increased $2.4 million in 2002 compared with 2001. The increase in the fourth quarter 2002 for this expense was $1.6 million. Operating income is after depreciation and amortization of $28.7 million in 2002 compared with $26.5 million in 2001 and rent expense of $2.6 million in both 2002 and 2001.

  Tropicana Las Vegas

Tropicana Resort and Casino in Las Vegas, Nevada had total revenues of $147.2 million in 2002 compared with $154.5 million in 2001 and operating income of $16.2 million in 2002 compared with $9.0 million in 2001. Casino revenue decreased by 5% in 2002 compared with 2001 primarily as a result of a $3.8 million decrease in slot revenue. Rooms revenue decreased $2.8 million in 2002 compared with 2001 primarily as a result of a decrease in the average daily rate. Our average daily rate was lower due to market conditions caused by our competitors lowering rates to increase occupied rooms after the decrease in air travel to Las Vegas caused by the September 11, 2001 terrorist acts.

Casino costs decreased $3.7 million in 2002 compared with 2001 as a result of decreases in complimentary and payroll expenses. Gaming taxes also decreased as a result of the lower casino revenue. Operating income is after rent and depreciation and amortization expenses. Rent expense was $2.1 million in 2002 compared with $9.5 million in 2001. Rent expense decreased as a result of our acquisition of the Tropicana Enterprises partnership interests on February 28, 2002. This acquisition eliminated our real estate rent expense at Tropicana Las Vegas. Prior to the acquisition, this expense was $1.4 million in 2002 and $8.6 million in 2001, net of intercompany eliminations. Depreciation and amortization was $6.7 million in 2002 compared with $7.7 million in 2001. Depreciation and amortization is lower as a result of assets becoming fully depreciated, more than offsetting the increase caused by the acquisition of the Tropicana Enterprises partnership interests.

  Ramada Express

Ramada Express Hotel and Casino in Laughlin, Nevada had total revenues of $92.8 million in 2002 compared with $96.2 million in 2001. Casino revenue decreased by $2.2 million in 2002 compared with 2001 primarily as a result of a decrease in slot revenue. Casino costs decreased by $0.9 million in conjunction with the decrease in casino revenue. Rooms revenue decreased by $0.8 million in 2002 compared with 2001 primarily due to a decrease in revenue associated with an energy surcharge that we discontinued during 2002. An increase in rooms revenue resulting from an increase in average daily rate was offset by a decrease in occupied rooms. Our rooms costs decreased by $0.9 million in 2002 compared with 2001 primarily as a result of a decrease in payroll costs due to a decrease in occupied rooms.

Operating income at Ramada Express was $16.7 million in 2002 compared with $17.7 million in 2001. Operating income is after depreciation and amortization of $6.0 million in 2002 compared with $5.7 million in 2001 and rent expense of $0.4 million in 2002 compared with $0.3 million in 2001.

  Casino Aztar Evansville

Casino Aztar Evansville in Evansville, Indiana had total revenues of $116.3 million in 2002 compared with $106.0 million in 2001. We have benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $105.2 million or 10% higher in 2002 compared with 2001 primarily due to an increase in slot revenue. Patrons to our casino riverboat increased 23% in 2002 compared with 2001. Our casino revenue for our fiscal months of August through December 2002 was $6.4 million or 16% higher than the comparable fiscal months of 2001 in spite of an extra week in the 2001 fiscal period; the increase in patrons for this comparison period was 33%.

Casino costs increased $4.8 million or 15% in 2002 from 2001 as a result of an increase in gaming taxes that are based on casino revenue and increased costs of complimentaries. Our casino costs for our fiscal months of August through December 2002 were $3.4 million or 25% higher than the comparable fiscal months of 2001.

Operating income was $24.2 million in 2002 compared with $18.8 million in 2001. Operating income is after rent and depreciation and amortization expenses. Rent expense was $7.3 million in 2002 compared with $5.8 million in 2001. Rent expense increased as a result of increased rent to the City of Evansville relating to our riverboat-landing lease. Casino revenue is a component used in the calculation of rent expense under this lease. Depreciation and amortization was $6.1 million in 2002 compared with $9.0 million in 2001. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because we determined, under the criteria established in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that is effective in 2002, that this asset has an indefinite life.

  Casino Aztar Caruthersville

Casino Aztar Caruthersville in Caruthersville, Missouri had total revenues of $24.2 million in 2002 compared with $25.0 million in 2001 and operating income of $1.7 million in 2002 compared with $1.6 million in 2001. Operating income is after depreciation and amortization of $2.8 million in 2002 compared with $2.9 million in 2001.

  Interest Expense

Interest expense was $41.2 million in 2002 compared with $39.2 million in 2001. The increase in interest expense was primarily due to higher levels of debt outstanding as a result of the purchase of the Tropicana Enterprises partnership interests, partially offset by lower interest rates and increased capitalized interest on the Atlantic City Tropicana expansion. Interest capitalized during 2002 was $3.0 million compared with $1.3 million during 2001.

  Income Taxes

Our effective income tax rate increased in 2002 compared with 2001 primarily as a result of an increase in our state income taxes. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. Our income tax provision increased to provide for the effect of this new tax legislation.

In the fourth quarter 2002, we settled the remaining two issues with the Internal Revenue Service related to the examination of the Company's income tax returns for the years 1992 and 1993. The two issues involved the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada. The settlement resulted in a tax benefit of $1.0 million.

Results of Operations -
2001 versus 2000

Our consolidated revenues were $849.5 million for 2001, a slight increase from $848.1 million in 2000. Our 2001 fiscal year included 53 weeks versus 52 weeks in the 2000 fiscal year. Casino revenue increased slightly as we focused on programs that produce revenues with higher profit contributions. Consolidated other revenue consists of entertainment, retail and other revenue and was $38.6 million in 2001 compared with $41.1 million in 2000. The related direct costs were $32.9 million in 2001 compared with $33.1 million in 2000.

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

  Tropicana Atlantic City

Tropicana Casino and Resort had total revenues of $467.8 million in 2001 compared with $465.9 million in 2000 and operating income of $97.5 million in 2001 compared with $84.0 million in 2000. Casino revenue was approximately even in 2001 and 2000. A small decrease in the volume of table games play was offset by a small increase in the hold percentage. Slot revenue was approximately even in 2001 compared with 2000. Rooms revenue increased $2 million or 10% in 2001 compared with 2000 primarily as a result of an increase in the average daily rate combined with a 2% increase in rooms occupied on a noncomplimentary basis.

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

  Tropicana Las Vegas

Tropicana Resort and Casino had total revenues of $154.5 million in 2001 compared with $152.9 million in 2000 and operating income of $9.0 million in 2001 compared with $8.8 million in 2000. The decrease in air travel to Las Vegas caused by the September 11, 2001 terrorist acts impacted fourth quarter results at our Las Vegas Tropicana. For the fourth quarter 2001, Tropicana Las Vegas had total revenues of $35.9 million and operating income of $0.8 million compared with total revenues of $35.6 million and operating income of $1.9 million in the fourth quarter of 2000 in spite of the extra week that included the New Year's Eve holiday period in the 2001 fourth quarter. Rooms revenue decreased by 7% in the fourth quarter 2001 compared with the fourth quarter 2000 primarily as a result of a decrease in the average daily rate combined with a decrease in occupied rooms.

Utilities expense was 41% higher in 2001 compared with 2000 primarily due to higher energy prices. Operating income is after rent expense of $9.5 million in 2001 compared with $10.1 million in 2000 and depreciation and amortization of $7.7 million in 2001 compared with $9.1 million in 2000.

  Ramada Express

Ramada Express Hotel and Casino had total revenues of $96.2 million in 2001 compared with $97.0 million in 2000. Casino revenue decreased by $1.8 million in 2001 compared with 2000 as we focused on programs that produce revenues with higher profit contributions. Our casino costs decreased by $1.6 million in 2001 compared with 2000 primarily as a result of decreases in payroll, complimentaries and gaming taxes. Marketing costs decreased by $1.4 million in 2001 compared with 2000 due to reduced spending on promotional programs and advertising. Utilities expense was 32% higher in 2001 compared with 2000 primarily due to higher energy prices.

Operating income at Ramada Express was $17.7 million in 2001 compared with $15.8 million in 2000. Operating income is after depreciation and amortization of $5.7 million in 2001 compared with $5.5 million in 2000 and rent expense of $0.3 million in 2001 compared with $0.4 million in 2000.

  Casino Aztar Evansville

Casino Aztar Evansville had total revenues of $106.0 million in 2001 compared with $108.0 million in 2000. Casino revenue was down $1.0 million or 1% in 2001 compared with 2000, primarily due to a 7% decrease in table games revenue, reflecting a lower volume of play. Slot revenue in 2001 was approximately even with 2000. Casino revenue decreased as the Ohio River market absorbed a new riverboat casino that opened in late October 2000.

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

  Casino Aztar Caruthersville

Casino Aztar Caruthersville had total revenues of $25.0 million in 2001 compared with $24.3 million in 2000 and operating income of $1.6 million in 2001 compared with $0.2 million in 2000. Operating income is after depreciation and amortization of $2.9 million in 2001 compared with $3.0 million in 2000. Casino revenue increased by 6% in 2001 compared with 2000 primarily as a result of an increase in slot revenue. Our admissions increased by 2% in 2001 compared with 2000 and our win per admission increased by 4%. Casino costs decreased by 4% in 2001 compared with 2000 as we maintained tight control of our costs.

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

Labor

Tropicana Las Vegas continues to negotiate with the Culinary Workers Union for renewal of the collective bargaining agreement that expired on May 31, 2002, covering approximately 1,000 employees (approximately 50% of Tropicana's work force) who are employed as guest room attendants or in food and beverage and other hotel classifications. Tropicana has agreed in principle to the terms of an agreement reached between the union and other casino hotels in Las Vegas, and Tropicana has been paying the increases for health care and pension benefits provided for in that agreement. The issues that remain unresolved relate primarily to a possible redevelopment of Tropicana Las Vegas.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our CRDA investments, long-term debt and Series B convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At January 3, 2002, the carrying value, including the current portion, of our long-term debt at a fixed rate was $411.3 million and at a variable rate it was $48.8 million. During 2002, our primary activity in long-term debt was assuming additional variable-rate debt and borrowing under our revolving credit facility in connection with the acquisition of the Tropicana Enterprises partnership interests as previously discussed in the section on financial condition.

The following table provides information at January 2, 2003, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Other investments
   Fixed rate
   Average
    interest rate

Liabilities
 Long-term debt,
  including
   current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

Series B
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2003 -- -- $0.1 11.6% $4.9 -- --	2004 -- -- $0.2 11.6% $16.8 -- --	2005 -- -- -- -- $97.1 -- --	2006 -- -- -- -- -- -- --	2007 -- -- $235.0 8.9% -- -- --	There- after $ 17.4 4.7% $175.0 9.0% -- $ 5.6 8.0%	Total $ 17.4 $410.3 $118.8 $ 5.6	Fair Value $ 17.4 $419.4 $118.8 $ 10.0

* Interest is based upon, at our option, a one-, two-, three-, or six-month Eurodollar rate plus a margin of 2.5% for our term loan and a one-, two-, three-, or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.5%, or the prime rate plus a margin ranging from zero to 1.25% for our revolving credit facility and Tropicana Enterprises loan. The applicable margin is dependent upon Aztar's outstanding indebtedness and operating cash flow.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about the effects of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts and disclosures in our consolidated financial statements. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Property and equipment - At January 2, 2003, we have property and equipment of $1.0 billion, representing 85% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations and new taxes, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See the earlier discussion under "Tropicana Las Vegas Development". The carrying value of the property and equipment used in the operation of the Tropicana Las Vegas, excluding land at $110 million, was $63 million at January 2, 2003.

Income tax liabilities - The Internal Revenue Service is examining the Company's income tax returns for 1994 through 1999 and has settled for all but the same two issues that were settled with the IRS in the fourth quarter of 2002 as discussed above. We have estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. We have provided $5.0 million for New Jersey income taxes in 2002 based on our best estimate of the effect of this new law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. See the earlier discussion under "Contingent Liabilities and Commitments".

Ramada indemnification - We have agreed to indemnify Ramada with regard to certain lawsuits and lease guarantees. See the earlier discussion under "Contingent Liabilities and Commitments".

Stock Option Accounting

As permitted under generally accepted accounting principles, we have elected to follow Accounting Principles Board Opinion No. 25 entitled "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock-based employee compensation arrangements because the alternative fair-value-based method of accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under SFAS 123, the estimated fair value of our stock options would be amortized to expense over their vesting period. See "Note 1. Significant Accounting Policies" to our Consolidated Financial Statements for the assumptions used in arriving at fair value and "Note 12. Stock Options" for other information.

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting is as follows (in millions except for net income per share information):

2002	2001	2000

Net income, as reported
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 58.9 (3.6) $ 55.3 ======== $ 1.56 $ 1.46 $ 1.51 $ 1.42	$ 58.0 (3.0) $ 55.0 ======== $ 1.53 $ 1.45 $ 1.48 $ 1.41	$ 53.1 (2.7) $ 50.4 ======== $ 1.28 $ 1.21 $ 1.23 $ 1.17

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Based upon a preliminary review, we did not have an asset retirement obligation at January 2, 2003.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 2, 2003 and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2002 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to terrorism and the uncertainty of war and other factors affecting discretionary consumer spending; our ability to execute our expansion plans in a timely and cost-effective manner; estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the ongoing benefit of dockside gaming in Indiana; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions and legislative matters, including referenda, gaming legislation and taxation, including the proposed New Jersey tax increases on casino revenues, hotel rooms and complimentaries; the impact of new competition on our operations; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA (a)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 2, 2003

Operations
 Data (in
 thousands)
Revenues
Rent
Depreciation
 and
 amortization
Operating
 income
Net interest
 income and
 (expense)
Equity in
 unconsolidated
 partnership's
 loss
Income taxes
Income before
 extraordinary
 items
Extraordinary
 items
Net income

Common Stock
 Data (per
 share)
Income before
 extraordinary
 items:
  Income per
   common share
  Income per
   common share
   assuming
   dilution
Cash dividends
 declared
Equity

2002 $ 834,274 (12,770) (50,499) 136,480 (40,189) (458) (36,974) 58,859 -- 58,859 $ 1.56 1.51 -- 13.92	2001 $ 849,463 (18,635) (51,813) 131,408 (37,623) (3,702) (32,074) 58,009 -- 58,009 $ 1.53 1.48 -- 12.38	2000 $ 848,088 (17,253) (53,924) 115,475 (40,565) (4,215) (17,578) 53,117 -- 53,117 $ 1.28 1.23 -- 10.92	1999 $ 800,314 (17,122) (53,908) 89,594 (51,282) (3,961) (12,222) 22,129 (15,740) 6,389 $ .48 ..46 -- 9.96	1998 $ 806,136 (19,373) (53,493) 81,646 (57,434) (4,336) (8,368) 11,508 (1,346) 10,162 $ .24 ..23 -- 10.02

SUMMARY OF SELECTED FINANCIAL DATA (a) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 2, 2003

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets
Long-term debt
Series B
 convertible
 preferred
 stock
Shareholders'
 equity

Other Financial
 Data (in
 thousands)
Net cash
 provided by
 (used in)
 operating
 activities
Net cash
 provided by
 (used in)
 investing
 activities
Net cash
 provided by
 (used in)
 financing
 activities
EBITDAR(b)

	2002 $1,210,682 524,066 5,601 515,354 $ 128,548 (187,269) 19,495 199,749	2001 $1,060,956 458,659 5,959 453,841 $ 137,067 (56,020) (37,005) 201,856	2000 $1,011,696 463,011 6,400 422,706 $ 123,631 (30,499) (99,232) 186,652	1999 $1,049,007 497,628 7,003 427,910 $ 80,667 (34,012) (51,075) 160,624	1998 $1,077,702 487,543 7,147 454,101 $ 86,401 (30,640) (43,290) 154,512

(a)	See NOTES 1., 3., 5., 14. and 15. of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)

EBITDAR means operating income before depreciation and amortization, and rent. EBITDAR should not be construed as a substitute for operating income as it is determined in accordance with generally accepted accounting principles. EBITDAR information has been included because management believes it is a useful financial performance measurement for assessing the operating performance of the Company. The Company's calculation of EBITDAR may not be comparable to similarly titled measures reported by other companies.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors
Aztar Corporation

Our audit of the consolidated financial statements referred to in our report dated January 31, 2003 appearing in this 2002 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 31, 2003

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended January 2, 2003, January 3, 2002 and December 28, 2000
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2002
  2001
  2000

Deferred income tax
  asset valuation
  allowance:
  2002
  2001
  2000

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2002

  2001
  2000

COLUMN B Balance at Beginning of Year $ 20,578 22,655 24,744 $ 1,968 2,668 2,385 $ 9,492 8,191 6,575	COLUMN C Additions $ 2,541(a) 4,075(a) 4,021(a) $ -- 7(a) 641(a) $ 262(a) 1,301(a) 1,638(a)	COLUMN D Deductions $ 5,743(b) 6,152(b) 6,110(b) $ 154(c) 707(c) 358(c) $ 2,909(d) 93(e) -- 22(e)	COLUMN E Balance at End of Year $ 17,376 20,578 22,655 $ 1,814 1,968 2,668 $ 6,752 9,492 8,191

(a) (b) (c) (d) (e)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $154,000, $312,000 and $242,000 in 2002, 2001 and
2000, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 2001 and 2000 represented charges of deferred tax assets against the valuation allowance account.

Reflects reduction due to receipt of carrying value with corresponding decrease in costs and expenses.

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

*	10.1(a)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(b)

Amendment to Severance Agreement, dated March 23, 1998, by and between Aztar Corporation and Paul E. Rubeli, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(c)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.1(d)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(e)

Severance Agreement, dated July 18, 1995, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(f)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(g)

Severance Agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(h)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(i)

Severance Agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(j)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(k)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(l)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
10.2(a)

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

10.2(b)

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

10.2(c)

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

10.2(d)

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

10.2(e)

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

EXHIBIT INDEX
10.2(f)

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

10.2(g)

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

10.2(h)

Amendment No. 7, dated August 30, 2002, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10 to Aztar Corporation's Form 10-Q for the quarter ended October 3, 2002 and incorporated herein by reference.

10.3(a)

Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended July 2, 1998 and incorporated herein by reference.

10.3(b)

Restated Amendment No. 1, dated October 27, 1999, to Term Loan Agreement, dated as of May 28, 1998, among Aztar Corporation and the lenders therein named; and Bank of America National Trust and Savings Association, as administrative agent, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*	10.4	Aztar Corporation 1989 Stock Option and Incentive Plan, filed as Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.
10.5(a)

Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit 2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
	10.5(b)

Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

	10.6

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

	10.9

Master Consent Agreement, dated July 18, 1989, by and among Ramada Inc., Adamar of Nevada, Hotel Ramada of Nevada, Adamar of New Jersey, Inc., Aztar Corporation, Tropicana Enterprises, Trop C.C. and the Jaffe Group, with attached exhibits, filed as Exhibit 10.50 to Aztar Corporation's Registration Statement No. 33-29562 and incorporated herein by reference.

*	10.10

Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*	10.11

Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

* **	10.12	Aztar Corporation Nonqualified Retirement Plan Trust between Aztar Corporation and State Street Bank and Trust Company dated January 3, 2003.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith

EXHIBIT INDEX
	10.13(a)

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

	10.13(b)

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

	10.13(c)

Allonge to Master Note, dated as of June 29, 2001, executed by Tropicana Enterprises in favor of Bank of America, N.A., as Administrative Agent for the Banks referred to in the Note, in connection with that certain Master Note dated May 28, 1998, filed as Exhibit 10.13(b) to Aztar Corporation's 2001 Form 10-K and incorporated herein by reference.

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

* Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
**	10.18	Purchase Agreement, dated February 1, 2002, among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada.
*	10.19	Aztar Corporation 1999 Employee Stock Option and Incentive Plan, filed as Exhibit A to Aztar Corporation's 1999 definitive Proxy Statement and incorporated herein by reference.
*	10.20

Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, amended and restated effective December 5, 2001, filed as Exhibit 10.20 to Aztar Corporation's 2001 Form 10-K and incorporated herein by reference.

**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP
**	99.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith