Form 10-Q
period 2003-04-03
AZTAR CORP
filed 2003-05-06
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2003 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At May 1, 2003, the registrant had outstanding 35,078,579 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

April 3, 2003 $ 45,218 18,232 -- 7,453 9,581 16,720 97,204 17,683 731,183 214,794 98,480 64 1,044,521 55,388 11,626 $1,226,422 ==========	January 2, 2003 $ 52,896 18,812 4,593 7,532 8,708 16,731 109,272 17,420 740,352 214,794 69,809 104 1,025,059 53,625 5,306 $1,210,682 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $9,041 and $10,025)

Shareholders' equity:
  Common stock, $.01 par value (35,351,579 and
    37,026,379 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

April 3, 2003 $ 71,087 24,720 10,234 10,231 3,402 5,095 882 125,651 541,333 17,699 29,319 5,513 524 439,275 244,800 (612) (177,080) 506,907 $1,226,422 ==========	January 2, 2003 $ 64,780 29,741 9,134 10,081 -- 5,015 870 119,621 524,066 17,480 28,560 5,601 524 439,275 231,420 (612) (155,253) 515,354 $1,210,682 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended April 3, 2003 and April 4, 2002
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

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2003

$161,506
17,678
14,389
   9,443
203,016

69,696
9,194
13,674
7,501
19,147
19,020
4,114
6,234
442
7,696
2,079
  12,548
 171,345

31,671

192
(9,553)
      --

22,310

  (8,765)

$ 13,545
========

$    .37

$    .36

36,189
37,440

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
For the periods ended April 3, 2003 and April 4, 2002
(in thousands)
First Quarter

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss on reinvestment obligation
    Rent expense
    Distribution less than equity in income
      of partnership
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
Reduction in investments
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2003 $ 13,545 12,921 442 2 88 -- 770 138 4,593 (901) 3,652 149 35,399 909 (29,467) -- (9,660) (38,218) 91,600 -- (74,253) (14) (21,827) (221) (144) (4,859) (7,678) 52,896 $ 45,218 =========	2002 $ 13,759 12,898 914 278 (171) (414) 1,688 1,386 -- 929 4,131 41 35,439 418 (9,366) (117,500) (1,431) (127,879) 94,000 4,203 (34,607) (14) -- (234) (269) 63,079 (29,361) 92,122 $ 62,761 =========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended April 3, 2003 and April 4, 2002
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises partnership interests:
  Investments in and advances to unconsolidated partnership
  Buildings, net
  Land
  Intangible assets
  Other assets
  Current portion of long-term debt
  Current portion of other long-term liabilities
  Long-term debt
  Other long-term liabilities

    Net cash used in acquisition

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2003 $ -- -- -- -- -- -- -- -- -- $ -- $ 8,081 --	2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500) $ 9,089 3,616

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended April 3, 2003 and April 4, 2002
(in thousands, except number of shares)
First Quarter

Common stock:
  Beginning balance
  Stock options exercised for 622,536 shares in 2002

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 1,674,800 shares of common stock at cost
    in 2003

    Ending balance

2003 $ 524 -- 524 439,275 -- -- 439,275 231,420 (165) 13,545 244,800 (612) (155,253) (21,827) (177,080) $ 506,907 =========	2002 $ 517 7 524 431,455 4,196 3,098 438,749 173,409 (259) 13,759 186,909 (353) (151,187) -- (151,187) $ 474,642 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the first quarter ended 2003 was $1,493,000 and during the first quarter ended 2002, it was $501,000. Capitalized costs related to various development projects, included in intangible assets, were $4,076,000 and $2,159,000 at April 3, 2003 and January 2, 2003, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 2003.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There were no stock options granted during the first quarter ended 2003.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended April 3, 2003 and April 4, 2002 is as follows (in thousands except for net income per common share information):

First Quarter
2003	2002

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value-based method of
  accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
    As reported
    Pro forma

$ 13,545 (708) $ 12,837 ======== $ .37 $ .35 $ .36 $ .34	$ 13,759 (752) $ 13,007 ======== $ .37 $ .35 $ .35 $ .33

Note 2: Acquisition and Prior Investments in and Advances to Unconsolidated
        Partnership

The Company's prior investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt ("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana, which was $1,361,000 net of intercompany eliminations in the first quarter of 2002, and its equity in unconsolidated partnership's loss, which was $458,000 in the first quarter of 2002. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized operating results, prior to the acquisition, for the unconsolidated partnership for the period ended April 4, 2002 is as follows (in thousands):

First Quarter 2002
Revenues Operating expenses Operating income Interest expense Net income	$ 2,722 (473) 2,249 (253) $ 1,996 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):
Equity in unconsolidated partnership's loss	First Quarter 2002 $ (458)

Note 3:  Las Vegas Tropicana Development

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

For development of a potential project on the north site, the Company plans to complete a detailed design development effort with construction documents and estimated construction costs by the end of the first quarter of 2004, after which time the Company will decide whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $61,808,000 at April 3, 2003. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,355,000 at April 3, 2003. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 4:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.2% at April 3, 2003;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 3.8%
    at April 3, 2003; matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 3.1%
    at April 3, 2003; matures June 30, 2005
Obligations under capital leases

Less current portion

April 3, 2003 $235,000 175,000 43,600 48,125 44,407 296 546,428 (5,095) $541,333 ========	January 2, 2003 $235,000 175,000 25,000 48,250 45,504 327 529,081 (5,015) $524,066 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):
Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	April 3, 2003 $ 15,527 2,720 334 18,581 (882) $ 17,699 ========	January 2, 2003 $ 15,219 2,783 348 18,350 (870) $ 17,480 ========

Note 6: Income Taxes

The Internal Revenue Service ("IRS") is examining the Company's income tax returns for the years 1994 through 1999 and has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc.(the "Restructuring"). In the fourth quarter of 2002, the Company settled these same two issues with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1,041,000. The Company has estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through April 3, 2003, was approximately $9,700,000 at April 3, 2003.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended April 3, 2003 and April 4, 2002, are as follows (in thousands, except per share data):
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

  Net income per common share

  Net income per common share assuming dilution

2003 $ 13,545 (165) 13,380 110 $ 13,490 ======== 36,189 668 583 1,251 37,440 ======== $ .37 ======== $ .36 ========	2002 $ 13,759 (259) 13,500 116 $ 13,616 ======== 36,888 1,417 617 2,034 38,922 ======== $ .37 ======== $ .35 ========

Note 8: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $8,400,000 at April 3, 2003. In connection with these matters, the Company's accrued liability was $3,833,000 at both April 3, 2003 and January 2, 2003.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $408,000 at April 3, 2003, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenues. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $20,000,000 at April 3, 2003.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at April 3, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $29,000,000 at April 3, 2003.

At April 3, 2003, the Company had commitments of approximately $131,000,000 for the Atlantic City Tropicana expansion project.

Item 2. Management's Discussion and Analysis

Financial Condition

During the first quarter of 2003, we repurchased 1,674,800 shares of common stock at an average price of $13.01 per share under a 4.0 million stock repurchase program authorized by our Board of Directors in 2002. At April 3, 2003, there remained authority to repurchase 2,042,000 shares of common stock under this program. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

We are conducting feasibility studies to master-plan a potential development of our Las Vegas site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the end of the first quarter of 2004, after which time we will decide

AZTAR CORPORATION AND SUBSIDIARIES

whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our results of operations.

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through April 3, 2003, was approximately $9.7 million at April 3, 2003.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at April 3, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $29 million at April 3, 2003.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed $6.2 million to this trust on January 9, 2003. The funds in the trust continue to be assets of Aztar.

Effective January 3, 2003, our Board of Directors authorized the establishment of the Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives. This plan is unfunded. Our accrued liability for this plan was immaterial at April 3, 2003.

In April 2002, we commenced construction on a major expansion of our Tropicana Atlantic City. The cost of the expansion is targeted to be $225 million; we also anticipate providing $20 million of tenant allowances. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the first quarter of 2003, our purchases of property and equipment on an accrual basis, including capitalized interest of $1.5 million, were $20.5 million for this project and our expenditures for tenant allowances were $0.1 million.

At April 3, 2003, we had commitments of approximately $131 million for the Tropicana Atlantic City expansion project.

Contingency

In February 2003, the governor of New Jersey proposed increased taxes for the casino industry in order to reduce or eliminate an anticipated state budget deficit. His proposal is to increase the tax on casino revenue from 8% to 10%; impose the 6% sales tax on complimentary rooms, food and other items; and impose a 7% occupancy

AZTAR CORPORATION AND SUBSIDIARIES

tax on hotel rooms statewide. It's not clear whether the hotel tax would apply to Atlantic City, which already has its own lodging taxes. The new budget must be approved before July 1, the start of the new fiscal year for the state.

Results of Operations

Quarter Ended April 3, 2003 Compared to Quarter Ended April 4, 2002

Our consolidated revenues in the first quarter of 2003 were $203.0 million, a 1% decrease from $206.0 million in the first quarter of 2002. The decrease in revenues was primarily related to a $3.1 million or 2% decrease in consolidated casino revenue due primarily to a decrease at Tropicana Atlantic City, partially offset by an increase at Casino Aztar Evansville. Our 2003 fiscal first quarter had severe winter weather, especially over the Presidents' Day weekend, which had a negative impact on our operations in Atlantic City.

Consolidated operating income was $31.7 million in the 2003 first quarter, down slightly from $32.1 million in the 2002 first quarter. Despite the war, the economy and severe winter weather, our business held up well in the first quarter of 2003. Consolidated property taxes and insurance were $1.4 million or 22% higher in the 2003 versus 2002 first quarter. Effective June 30, 2002, we renewed our property insurance and effective November 1, 2002, we renewed our excess general liability and directors and officers insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially, reflecting increases at all properties. Property taxes increased at Tropicana Atlantic City. Consolidated rent expense was $2.2 million or 51% lower in the 2003 versus 2002 first quarter primarily due to decreased rent at Tropicana Las Vegas and Casino Aztar Evansville. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. In addition, the acquisition eliminated, after February 28, 2002, our equity in unconsolidated partnership's loss. Rent expense at Casino Aztar Evansville decreased $0.8 million in the 2003 versus 2002 first quarter primarily due to a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the city at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

Consolidated interest expense was $9.6 million in the first quarter of 2003 compared with $10.4 million in the first quarter of 2002. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion, offset by a higher level of debt outstanding. Capitalized interest was $1.0 million higher in the 2003 versus 2002 first quarter.

Consolidated income taxes were $0.9 million or 11% higher in the first quarter of 2003 compared with the first quarter of 2002 primarily due to an increase in our effective state income tax rate. This rate increased primarily due to a New Jersey tax law change. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. The year-to-date effect of this tax legislation in 2002 was recorded in the second quarter of 2002.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $104.1 million in the 2003 first quarter, down 6% from $110.3 million in the 2002 first quarter. Severe winter weather, especially over the Presidents' Day weekend, contributed to the decline in Tropicana Atlantic City's revenues for the 2003 first quarter. Casino revenue was $5.8 million or 6% lower in the 2003 versus 2002 first quarter, primarily reflecting a 7% decrease in slot revenue combined with a 3% decrease in games revenue. The decline in games revenue was a result of a decrease in the volume of play.

AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Atlantic City had operating income of $17.8 million in the 2003 first quarter, a 13% decrease from $20.5 million in the 2002 first quarter. Consistent with the decrease in casino revenue, casino costs were 6% lower in the 2003 versus 2002 first quarter. Operating income is after depreciation and amortization of $7.3 million in the 2003 first quarter compared with $7.1 million in the 2002 first quarter.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $38.3 million in the first quarter of 2003, up 6% from $36.1 million in the first quarter of 2002. Operating income was $4.5 million in the 2003 first quarter, an 80% increase from $2.5 million in the 2002 first quarter. Rent expense was $0.1 million in the first quarter of 2003 compared with $1.5 million in the first quarter of 2002. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. Operating income is after depreciation and amortization of $1.7 million in both periods.

RAMADA EXPRESS At Ramada Express, total revenues were $24.4 million in the 2003 first quarter, down 3% from $25.1 million in the 2002 first quarter. Operating income was $5.1 million in the first quarter of 2003, a 14% decrease from $5.9 million in the first quarter of 2002. Operating income is after depreciation and amortization of $1.5 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $30.2 million in the first quarter of 2003, up 8% from $27.9 million in the first quarter of 2002. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $2.1 million or 9% higher in the 2003 versus 2002 first quarter due to a 12% increase in slot revenue.

Operating income was $7.8 million in the first quarter of 2003, a 26% increase from $6.2 million in the first quarter of 2002. Casino costs were $1.8 million or 22% higher in the 2003 versus 2002 first quarter. Casino costs were higher due to an increase in gaming taxes that are based on casino revenue and an increase in payroll costs. Other costs were $0.7 million lower in the 2003 versus 2002 first quarter due to a decrease in our admission tax. Our admission tax decreased as a result of dockside gaming. With dockside gaming, effective August 1, 2002, our admission tax became $3 per entry versus $3 per person per cruise. Rent expense was $1.1 million in the first quarter of 2003 compared with $1.9 million in the first quarter of 2002. Rent expense decreased as a result of a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville. Operating income is after depreciation and amortization of $1.3 million in the 2003 first quarter compared with $1.5 million in last year's first quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $6.0 million in the first quarter of 2003 compared with $6.6 million in the first quarter of 2002. Casino Aztar Caruthersville had operating income of $0.5 million in the first quarter of 2003 compared with $0.6 million in the first quarter of 2002. Operating income is after depreciation and amortization of $0.7 million in both periods.

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

Property and equipment - At April 3, 2003, we have property and equipment of $1.0 billion, representing 85% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations and new taxes, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See the earlier discussion under "Financial Condition". The carrying value of the property and equipment used in the operation of the Tropicana Las Vegas, excluding land at $110 million, was $62 million at April 3, 2003.

Income tax liabilities - The Internal Revenue Service is examining the Company's income tax returns for the years 1994 through 1999 and has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. In the fourth quarter of 2002, we settled these same two issues with the IRS for the years 1992 and 1993 resulting in a tax benefit of $1,041,000. We have estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. We have provided for New Jersey income taxes based on our best estimate of the effect of this new law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. See the earlier discussion under "Financial Condition".

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any

AZTAR CORPORATION AND SUBSIDIARIES

crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $8.4 million at April 3, 2003. In connection with these matters, our accrued liability was $3.8 million at both April 3, 2003 and January 2, 2003.

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended April 3, 2003 and April 4, 2002 is as follows (in millions except for net income per share information):

First Quarter
2003	2002

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value-based method of
  accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
    As reported
    Pro forma

$ 13.5 (0.7) $ 12.8 ======== $ .37 $ .35 $ .36 $ .34	$ 13.8 (0.8) $ 13.0 ======== $ .37 $ .35 $ .35 $ .33

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 2, 2003, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2002 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; stock repurchases; debt repayments; and use of derivatives. These forward-looking

AZTAR CORPORATION AND SUBSIDIARIES

statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to war and terrorist activities and other factors affecting discretionary consumer spending; business and economic conditions; the impact of new competition including the Borgata, which is scheduled to open in Atlantic City in summer 2003, and the effects of other competition, including locations of competitors and operating and marketing competition; our ability to complete the Tropicana Atlantic City expansion on budget and on time; the success of "The Quarter;" the ongoing benefit of dockside gaming in Indiana; our ability to execute our development plans in a timely and cost-effective manner; estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions and legislative matters and referenda including the potential legalization of gaming in Maryland, New York and Pennsylvania, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 3, 2003, there were no material changes to the information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2003.

Item 4. Controls and Procedures

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

AZTAR CORPORATION AND SUBSIDIARIES

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 2, 2003, the parties are in the process of briefing the matter in the Ninth Circuit.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	* 10.1	Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives (SERP) effective January 3, 2003.
	* 10.2	Amendment No. 1 to the Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, as approved by the Board of Directors of Aztar Corporation on February 26, 2003.
	99.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*	Indicates a management contract or compensatory plan or arrangement.
(b)	Reports on Form 8-K

On February 26, 2003, the Company filed a report on Form 8-K under Item 7. Financial Statements and Exhibits and under Item 9. Regulation FD Disclosure to file, as Exhibit 99, a publication on the Tropicana Atlantic City Expansion.

On April 23, 2003, the Company filed a report on Form 8-K under Items 7., 9. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its first quarter ended April 3, 2003.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2003	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

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

Date: May 6, 2003	PAUL E. RUBELI Paul E. Rubeli Chairman of the Board and Chief Executive Officer

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

Date: May 6, 2003	ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
* 10.1	Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives (SERP) effective January 3, 2003.
* 10.2	Amendment No. 1 to the Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, as approved by the Board of Directors of Aztar Corporation on February 26, 2003.
99.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Indicates a management contract or compensatory plan or arrangement.