Form 10-Q
period 2003-07-03
AZTAR CORP
filed 2003-08-13
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2003 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At July 31, 2003, the registrant had outstanding 34,664,594 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

July 3, 2003 $ 58,584 19,071 -- 7,749 10,824 16,706 112,934 18,434 736,278 214,794 118,780 59 1,069,911 59,101 11,572 $1,271,952 ==========	January 2, 2003 $ 52,896 18,812 4,593 7,532 8,708 16,731 109,272 17,420 740,352 214,794 69,809 104 1,025,059 53,625 5,306 $1,210,682 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $10,260 and $10,025)

Shareholders' equity:
  Common stock, $.01 par value (34,722,740 and
    37,026,379 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

July 3, 2003 $ 69,761 25,859 9,041 11,010 2,902 5,167 898 124,638 577,299 17,981 30,449 5,429 524 439,314 263,408 (612) (186,478) 516,156 $1,271,952 ==========	January 2, 2003 $ 64,780 29,741 9,134 10,081 -- 5,015 870 119,621 524,066 17,480 28,560 5,601 524 439,275 231,420 (612) (155,253) 515,354 $1,210,682 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended July 3, 2003 and July 4, 2002
(in thousands, except per share data)
Second Quarter	Six Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2003

$169,830
20,017
14,638
  10,034
214,519

71,479
10,275
13,764
7,725
19,657
18,615
4,109
6,205
309
7,260
2,195
  12,954
 174,547

39,972

204
(9,213)

      --

30,963

 (12,172)

$ 18,791
========

$    .53

$    .51

35,015

36,499

  2002

$164,994
20,597
14,646
  10,864
211,101

68,820
10,108
13,774
8,041
20,500
17,700
4,265
6,387
454
6,242
2,534
  12,668
 171,493

39,608

253
 (10,735)

      --

29,126

 (12,648)

$ 16,478
========

$    .44

$    .42

37,291

39,208

  2003

$331,336
37,695
29,027
  19,477
417,535

141,175
19,469
27,438
15,226
38,804
37,635
8,223
12,439
751
14,956
4,274
  25,502
 345,892

71,643

396
(18,766)

      --

53,273

 (20,937)

$ 32,336
========

$    .90

$    .87

35,602

36,965

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
For the periods ended July 3, 2003 and July 4, 2002
(in thousands)
Six Months

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss (gain) on reinvestment obligation
    Rent expense
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

  2003

$  32,336

26,253
751
35
230

--
1,914

(1,010)
4,593

(2,547)

(2,915)
      567

   60,207

1,388
(64,300)

--
  (13,248)

  (76,160)

178,100
29
(124,715)
(24)
(31,225)
(221)
     (303)

   21,641

5,688
   52,896

$  58,584
=========

  2002

$  30,237

25,971
1,368
(2,681)
(171)

(414)
3,243

(1,402)
--

(494)

2,653
    1,331

   59,641

12,655
(28,204)

(117,500)
   (3,192)

 (136,241)

99,000
4,499
(61,094)
(13)
--
(234)
     (487)

   41,671

(34,929)
   92,122

$  57,193
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended July 3, 2003 and July 4, 2002
(in thousands)
Six Months

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises partnership interests:
  Investments in and advances to unconsolidated partnership
  Buildings, net
  Land
  Intangible assets
  Other assets
  Current portion of long-term debt
  Current portion of other long-term liabilities
  Long-term debt
  Other long-term liabilities

    Net cash used in acquisition

Summary of non-cash investing and financing activities
  Current liabilities incurred for intangible assets
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2003 $ -- -- -- -- -- -- -- -- -- $ -- $ 1,919 -- $ 18,108 11,518	2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500) $ -- 5 $ 20,755 9,952

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended July 3, 2003 and July 4, 2002
(in thousands, except number of shares)
Six Months

Common stock:
  Beginning balance
  Stock options exercised for 3,666 and 665,034 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 2,307,305 shares of common stock at cost
    in 2003
  Repurchase of 222 shares of common stock, at cost, in
    connection with stock options exercised in 2002

    Ending balance

2003 $ 524 -- 524 439,275 29 10 439,314 231,420 (348) 32,336 263,408 (612) (155,253) (31,225) -- (186,478) $ 516,156 =========	2002 $ 517 7 524 431,455 4,497 3,323 439,275 173,409 (507) 30,237 203,139 (353) (151,187) -- (5) (151,192) $ 491,393 =========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1: General

The consolidated financial statements reflect all adjustments, such adjustments being normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented; interim results, however, may not be indicative of the results for the full year.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the second quarter and six months ended 2003 was $1,860,000 and $3,353,000, respectively; it was $576,000 and $1,077,000 during the second quarter and six months ended 2002. Capitalized costs related to various development projects, included in intangible assets, were $5,973,000 and $2,159,000 at July 3, 2003 and January 2, 2003, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 2003.

Certain reclassifications have been made in the 2002 Consolidated Statements of Cash Flows in order to be comparable with the 2003 presentation.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the second quarter and six months ended 2003 were 608,000; they were 725,000 and 735,000 during the second quarter and six months ended 2002.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended July 3, 2003 and July 4, 2002 is as follows (in thousands except for net income per common share information):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2003 $ 18,791 (849) $ 17,942 ======== $ .53 $ .51 $ .51 $ .49	2002 $ 16,478 (1,147) $ 15,331 ======== $ .44 $ .40 $ .42 $ .39	2003 $ 32,336 (1,557) $ 30,779 ======== $ .90 $ .85 $ .87 $ .83	2002 $ 30,237 (1,899) $ 28,338 ======== $ .80 $ .75 $ .77 $ .72

Note 2: Acquisition and Prior Investments in and Advances to Unconsolidated
        Partnership

The Company's prior investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt ("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana, which was $1,361,000 net of intercompany eliminations in the six months ended 2002, and its equity in unconsolidated partnership's loss, which was $458,000 in the six months ended 2002. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized operating results, prior to the acquisition, for the unconsolidated partnership for the period ended July 4, 2002 is as follows (in thousands):

	Second Quarter 2002	Six Months 2002
Revenues Operating expenses Operating income Interest expense Net income	$ -- -- -- -- $ -- ========	$ 2,722 (473) 2,249 (253) $ 1,996 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

Equity in unconsolidated partnership's loss	Second Quarter 2002 $ --	Six Months 2002 $ (458)

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $61,289,000 at July 3, 2003. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,893,000 at July 3, 2003. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 4:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.1% at July 3, 2003;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 3.7%
    at July 3, 2003; matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 3.0%
    at July 3, 2003; matures June 30, 2005
Obligations under capital leases

Less current portion

July 3, 2003 $235,000 175,000 80,900 48,000 43,310 256 582,466 (5,167) $577,299 ========	January 2, 2003 $235,000 175,000 25,000 48,250 45,504 327 529,081 (5,015) $524,066 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	July 3, 2003 $ 15,898 2,657 324 18,879 (898) $ 17,981 ========	January 2, 2003 $ 15,219 2,783 348 18,350 (870) $ 17,480 ========

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

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. The Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through July 3, 2003, was approximately $10,300,000 at July 3, 2003.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended July 3, 2003 and July 4, 2002, are as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2003 $ 18,791 (183) 18,608 108 $ 18,716 ======== 35,015 910 574 1,484 36,499 ======== $ .53 ======== $ .51 ========	2002 $ 16,478 (248) 16,230 114 $ 16,344 ======== 37,291 1,309 608 1,917 39,208 ======== $ .44 ======== $ .42 ========	2003 $ 32,336 (348) 31,988 217 $ 32,205 ======== 35,602 789 574 1,363 36,965 ======== $ .90 ======== $ .87 ========	2002 $ 30,237 (507) 29,730 230 $ 29,960 ======== 37,089 1,363 608 1,971 39,060 ======== $ .80 ======== $ .77 ========

Note 8: Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $8,200,000 at July 3, 2003. In connection with these matters, the Company's accrued liability was $3,833,000 at both July 3, 2003 and January 2, 2003.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $715,000 at July 3, 2003, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenues. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $20,000,000 at July 3, 2003.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at July 3, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $36,000,000 at July 3, 2003.

At July 3, 2003, the Company had commitments of approximately $111,000,000 for the Atlantic City Tropicana expansion project.

Item 2. Management's Discussion and Analysis

Financial Condition

In April 2002, we commenced construction on a major expansion of our Tropicana Atlantic City. The cost of the expansion is targeted to be $225 million; we also anticipate providing $20 million of tenant allowances. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the first half of 2003, our purchases of property and equipment on an accrual basis, including capitalized interest of $3.4 million, were $47.4 million for this project and our expenditures for tenant allowances were $0.2 million.

AZTAR CORPORATION AND SUBSIDIARIES

During the first half of 2003, we repurchased 2,307,305 shares of common stock at an average price of $13.51 per share under a 4.0 million stock repurchase program authorized by our Board of Directors in 2002. At July 3, 2003, there remained authority to repurchase 1,409,495 shares of common stock under this program. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed $6.2 million to this trust on January 9, 2003. The funds in the trust continue to be assets of Aztar.

Effective January 3, 2003, our Board of Directors authorized the establishment of the Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives. This plan is unfunded. Our accrued liability for this plan was immaterial at July 3, 2003.

During the first half of 2003, the outstanding balance on our revolving credit facility increased to $80.9 million from $25 million at January 2, 2003, leaving $183.1 million available for future borrowing.

We are conducting feasibility studies to master-plan a potential development of our Las Vegas site. The master plan envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the end of the first quarter of 2004, after which time we will decide whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our results of operations.

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through July 3, 2003, was approximately $10.3 million at July 3, 2003.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at July 3, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $36 million at July 3, 2003.

AZTAR CORPORATION AND SUBSIDIARIES

At July 3, 2003, we had commitments of approximately $111 million for the Tropicana Atlantic City expansion project.

Results of Operations

Six Months Ended July 3, 2003 Compared to Six Months Ended July 4, 2002

Our consolidated revenues in the first half of 2003 were $417.5 million, up slightly from $417.1 million in the first half of 2002.

Consolidated operating income was $71.6 million in the first half of 2003 compared with $71.7 million in the first half of 2002. Consolidated property taxes and insurance were $2.4 million or 19% higher in the 2003 versus 2002 six-month period. Effective June 30, 2002, we renewed our property insurance and effective November 1, 2002, we renewed our excess general liability insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially, reflecting increases at all properties. Property taxes increased at Tropicana Atlantic City.

Consolidated rent expense was $2.5 million or 37% lower in the 2003 versus 2002 six-month period primarily due to decreased rent at Tropicana Las Vegas and Casino Aztar Evansville. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. In addition, the acquisition eliminated, after February 28, 2002, our equity in unconsolidated partnership's loss. Rent expense at Casino Aztar Evansville decreased $1.3 million in the 2003 versus 2002 six-month period primarily due to a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

Consolidated interest expense was $18.8 million in the first half of 2003 compared with $21.1 million in the first half of 2002. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $2.3 million higher in the 2003 versus 2002 six-month period.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $219.7 million in the first half of 2003, down slightly from $224.8 million in the first half of 2002. Tropicana Atlantic City had operating income of $44.3 million in the first half of 2003, down 4% from $46.3 million in the first half of 2002. Operating income is after depreciation and amortization of $15.0 million in the 2003 six-month period compared with $14.2 million in the 2002 six-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $76.8 million in the first half of 2003, up 2% from $75.3 million in the first half of 2002. Operating income was $9.4 million in the first half of 2003, a 4% improvement over $9.0 million in the first half of 2002. Rent expense was $0.4 million in the first half of 2003 compared to $1.7 million in the first half of 2002. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. Operating income is after depreciation and amortization of $3.3 million in the 2003 six-month period compared with $3.5 million in the 2002 six-month period.

AZTAR CORPORATION AND SUBSIDIARIES

RAMADA EXPRESS At Ramada Express, total revenues were $47.2 million in the first half of 2003, down 4% from $49.0 million in the first half of 2002. Operating income was $9.4 million in the 2003 six-month period, a 10% decrease from $10.5 million in the 2002 six-month period. Operating income is after depreciation and amortization of $3.1 million in the six months ended 2003 compared with $3.0 million in the six months ended 2002.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $61.9 million in the first half of 2003, up 12% from $55.3 million in the first half of 2002. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $6.4 million or 13% higher in the 2003 versus 2002 six-month period due to a 15% increase in slot revenue combined with a 3% increase in games revenue.

Operating income was $15.3 million in the first half of 2003 a 32% increase from $11.6 million in the first half of 2002. Casino costs were $5.1 million or 30% higher in the 2003 versus 2002 six-month period. Casino costs were higher due to an increase in gaming taxes that are based on casino revenue and an increase in payroll costs. With regard to gaming taxes, an additional $1.3 million was recorded in the second quarter of 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply the dockside graduated tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming came into effect. Other costs were $1.3 million lower in the 2003 versus 2002 first half due to a decrease in our admission tax. Our admission tax decreased as a result of dockside gaming. With dockside gaming, effective August 1, 2002, our admission tax became $3 per entry versus $3 per person per cruise. Rent expense was $2.2 million in the first half of 2003 compared with $3.5 million in the first half of 2002. Rent expense decreased as a result of a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville. Operating income is after depreciation and amortization of $2.7 million in the 2003 six-month period compared with $3.1 million in the 2002 six-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $11.9 million in the first half of 2003 compared with $12.7 million in the first half of 2002. Casino Aztar Caruthersville had operating income of $0.9 million in the first half of 2003 compared to $1.0 million in the first half of 2002. Operating income is after depreciation and amortization of $1.4 million in both periods.

Quarter Ended July 3, 2003 Compared to Quarter Ended July 4, 2002

The Company's consolidated revenues in the 2003 second quarter were $214.5 million, up slightly from $211.1 million in the 2002 second quarter.

Consolidated operating income was $40.0 million in the second quarter of 2003, an improvement over $39.6 million in the second quarter of 2002. Consolidated general and administrative costs were 5% higher in the 2003 versus 2002 second quarter primarily due to a $2.0 million net gain recorded at Tropicana Atlantic City in the second quarter of 2002 as a result of the commencement of our expansion project. A gain resulting from the return of our CRDA deposits was partially offset by a loss on asset disposals caused by the expansion project. Consolidated property taxes and insurance were $1.0 million or 16% higher in the 2003 versus 2002 second quarter. Effective June 30, 2002, we renewed our property insurance and effective November 1, 2002, we renewed our excess general liability insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially, reflecting increases at all properties. Property taxes increased at Tropicana Atlantic City.

AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was $9.2 million in the second quarter of 2003 compared with $10.7 million in the second quarter of 2002. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $1.3 million higher in the 2003 versus 2002 second quarter.

Consolidated income taxes were $0.5 million or 4% lower in the second quarter of 2003 compared with the second quarter of 2002. The decrease in consolidated income taxes was primarily related to a New Jersey tax law change during the second quarter of 2002 partially offset by an increase in the 2003 versus 2002 second quarter tax provision as a result of higher income in the 2003 second quarter. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. The year-to-date effect of this tax legislation was recorded in the second quarter of 2002 and it included $0.9 million related to the first quarter of 2002.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $115.6 million in the 2003 second quarter, up slightly from $114.5 million in the 2002 second quarter. Operating income was $26.5 million in the second quarter of 2003, a 3% improvement over $25.7 million in the second quarter of 2002. General and administrative costs were $1.2 million higher in the 2003 versus 2002 second quarter primarily due to the $2.0 million net gain recorded in the second quarter of 2002 as discussed above. Operating income is after depreciation and amortization of $7.7 million in the second quarter of 2003 compared with $7.1 million in the second quarter of 2002.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $38.5 million in the 2003 second quarter compared with $39.2 million in the 2002 second quarter. Casino revenue was $0.4 million lower in the 2003 second quarter compared with the 2002 second quarter primarily as a result of a lower table games hold percentage, which was 15.9% in the 2003 second quarter compared with 19.6% in the 2002 second quarter. Rooms revenue was $0.4 million lower in the second quarter of 2003 compared with last year's second quarter as a result of a decrease in occupied rooms on a non-complimentary basis primarily due to a decrease in the convention rooms segment.

Operating income was $4.9 million in the second quarter of 2003 compared with $6.5 million in the second quarter of 2002. Casino costs were $0.6 million higher in the 2003 versus 2002 second quarter as a result of an increase in complimentaries. Rooms costs were $0.1 million higher in the 2003 versus 2002 second quarter as a result of an increase in payroll benefit costs. Operating income is after depreciation and amortization of $1.6 million in the second quarter of 2003 compared with $1.8 million in second quarter of last year.

RAMADA EXPRESS At Ramada Express, total revenues were $22.8 million in the 2003 second quarter, down 5% from $23.9 million in the 2002 second quarter. Operating income was $4.3 million in the second quarter of 2003 compared with $4.6 million in the second quarter of 2002. Operating income is after depreciation and amortization of $1.6 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $31.7 million in the 2003 second quarter, up 16% from $27.4 million in the 2002 second quarter. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $4.2 million or 17% higher in the 2003 versus 2002 second quarter due to an 18% increase in slot revenue combined with a 13% increase in games revenue.

Operating income was $7.5 million in the 2003 second quarter, a 39% increase from $5.4 million in the 2002 second quarter. Casino costs were $3.3 million or 39% higher in the 2003 versus 2002 second quarter. Casino costs were higher due to an increase in gaming taxes that are based on casino revenue and an increase in payroll costs. With regard to gaming taxes, an additional $1.3 million was recorded in the

AZTAR CORPORATION AND SUBSIDIARIES

second quarter of 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply the dockside graduated tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming came into effect. Other costs were $0.6 million lower in the 2003 versus 2002 second quarter due to a decrease in our admission tax. Our admission tax decreased as a result of dockside gaming. With dockside gaming, effective August 1, 2002, our admission tax became $3 per entry versus $3 per person per cruise. Rent expense was $1.2 million in the 2003 second quarter compared with $1.7 million in the 2002 second quarter. Rent expense decreased as a result of a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville. Operating income is after depreciation and amortization of $1.4 million in the 2003 second quarter compared with $1.5 million in the 2002 second quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $5.9 million in the 2003 second quarter, a slight decrease from $6.1 million in the 2002 second quarter. Casino Aztar Caruthersville had operating income of $0.4 million in the second quarter of 2003, compared with $0.5 million in the second quarter of 2002. Operating income is after depreciation and amortization of $0.7 million in both periods.

Labor

Tropicana Las Vegas has concluded negotiations with the Culinary Workers Union for renewal of the collective bargaining agreement that expired on May 31, 2002, covering approximately 1,000 employees (approximately 50% of Tropicana's work force) who are employed as guest room attendants or in food and beverage and other hotel classifications. Tropicana had previously agreed in principle to the terms of an agreement reached between the union and other casino hotels in Las Vegas, and Tropicana has been paying the increases for health care and pension benefits provided for in that agreement. The terms that relate primarily to a possible redevelopment of Tropicana Las Vegas have now been agreed to in principle.

Tax Increases

In July 2003, legislation in the State of New Jersey was enacted, increasing various taxes that will impact the Company. Based on our current assessment, the impact will be approximately $1.8 million per year, net of applicable federal and state income taxes. The most significant components of the tax increase consist of the establishment of a tax in the same amount for each of the next three years (the amount each year equals 7.5% of 2002's adjusted net income), which is partially offset with a credit of not less than 50% of this tax that is to be received for certain construction projects; and the establishment of a 4.25% tax on complimentary rooms, food and other items.

In July 2003, legislation in the State of Nevada was enacted, increasing various taxes that will impact the Company. Based on our current assessment the impact will be approximately $0.7 million per year, net of federal income taxes. The most significant components of the tax increase consist of the raising of the casino revenue tax rate from 6.25% to 6.75%; the replacement of the employee business license tax with a .7% modified business payroll tax; and a 33% increase in the slot unit license fees.

Impact of Borgata Opening

On July 3, 2003, the Borgata Hotel, Casino and Spa opened in Atlantic City, resulting in new competition for our Tropicana Atlantic City. During the calendar month of July, slot machine win at our Tropicana Atlantic City declined 6.3%, from $26.9 million in July 2002 to approximately $25.2 million in July 2003. In the table game segment, table game revenue in any period can be affected by swings in

AZTAR CORPORATION AND SUBSIDIARIES

table game hold percentage; in July 2003 the table game hold percentage was 12.1% versus 14.2% in July 2002. Accordingly, we believe that table game drop (i.e. the volume of table game play) is the appropriate measure to consider. In July, table game drop at the Tropicana Atlantic City declined 23.9% from $74.8 million in July 2002 to $56.9 million in July 2003. Since table game drop for the six months ended June 30, 2003 declined 4.4%, it appears that the incremental table-game-drop decline in July was approximately 19.5 percentage points. It is difficult to know what part of these incremental declines in slot revenue and table game drop is attributable to competition from the Borgata and what part is attributable to decisions we made to reduce, and in some cases eliminate, marketing events and programs that we had in the 2002 summer in order to avoid, in the 2003 summer, the fixed costs and expenses associated with those events and programs. Nonetheless, we expect that whatever impact we are actually experiencing from the Borgata will lessen as the third quarter progresses, and particularly so in our slot business. In our hotel business, we expect third quarter occupancy and room rates to remain at strong levels. Looking to the longer term, we continue to believe that the Borgata will be positive for the Atlantic City market and for the Tropicana Atlantic City.

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

Property and equipment - At July 3, 2003, we have property and equipment of $1.1 billion, representing 84% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations and new taxes, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See the earlier discussion under "Financial Condition". The carrying value of the property and equipment used in the operation of the Tropicana Las Vegas, excluding land at $110 million, was $61 million at July 3, 2003.

Income tax liabilities - The Internal Revenue Service is examining the Company's income tax returns for the years 1994 through 1999 and has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. In the fourth quarter of 2002, we settled these same two issues with the IRS for the years 1992 and 1993 resulting in a tax benefit of $1.0 million. We have estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. We have provided for New Jersey income taxes based on our best estimate of the effect of this new law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. See the earlier discussion under "Financial Condition".

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees

AZTAR CORPORATION AND SUBSIDIARIES

or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $8.2 million at July 3, 2003. In connection with these matters, our accrued liability was $3.8 million at both July 3, 2003 and January 2, 2003.

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended July 3, 2003 and July 4, 2002 is as follows (in millions except for net income per share information):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2003 $ 18.8 (0.9) $ 17.9 ======== $ .53 $ .51 $ .51 $ .49	2002 $ 16.5 (1.2) $ 15.3 ======== $ .44 $ .40 $ .42 $ .39	2003 $ 32.3 (1.5) $ 30.8 ======== $ .90 $ .85 $ .87 $ .83	2002 $ 30.2 (1.9) $ 28.3 ======== $ .80 $ .75 $ .77 $ .72

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 2, 2003, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2002 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; stock

AZTAR CORPORATION AND SUBSIDIARIES

repurchases; debt repayments; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to war and terrorist activities and other factors affecting discretionary consumer spending; business and economic conditions; the impact of new competition including the Borgata, which opened in Atlantic City in July 2003, and the effects of other competition, including locations of competitors and operating and marketing competition; our ability to complete the Tropicana Atlantic City expansion on budget and on time; the success of "The Quarter;" the ongoing benefit of dockside gaming in Indiana; our ability to execute our development plans in a timely and cost-effective manner; estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions and legislative matters and referenda including the potential legalization of gaming in Maryland, New York and Pennsylvania, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2003 see "Note 4: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of July 3, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

AZTAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended July 3, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 2, 2003, the parties are in the process of briefing the matter in the Ninth Circuit, as reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 3, 2003.

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 15, 2003, one item was voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2006 annual meeting or until their retirement date or until their successors are elected and qualified. The relevant voting information is as follows:

		Votes Cast
	Nominee	For	Withheld
	Linda C. Faiss	32,596,101	808,217
	Robert M. Haddock	33,101,212	303,106

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
10

Amendment No. 8, dated June 13, 2003, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 23, 2003, the Company filed a report on Form 8-K under Items 7. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its second quarter ended July 3, 2003.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 12, 2003	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
10

Amendment No. 8, dated June 13, 2003, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.