Form 10-Q
period 2003-10-02
AZTAR CORP
filed 2003-11-05
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2003 OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-5440
AZTAR CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	86-0636534 (I.R.S. Employer Identification No.)
2390 East Camelback Road, Suite 400, Phoenix, Arizona 85016 (Address of principal executive offices) (Zip Code)
(602) 381-4100 (Registrant¢ s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At October 30, 2003, the registrant had outstanding 34,167,802 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

October 2, 2003 $ 39,889 17,826 -- 7,491 10,486 16,648 92,340 19,111 732,240 215,304 152,634 54 1,100,232 60,985 11,771 $1,284,439 ==========	January 2, 2003 $ 52,896 18,812 4,593 7,532 8,708 16,731 109,272 17,420 740,352 214,794 69,809 104 1,025,059 53,625 5,306 $1,210,682 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $11,506 and $10,025)

Shareholders' equity:
  Common stock, $.01 par value (34,112,469 and
    37,026,379 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

October 2, 2003 $ 68,086 25,063 10,665 10,816 1,028 17,007 982 133,647 573,314 18,112 32,111 5,352 524 439,372 280,116 (612) (197,497) 521,903 $1,284,439 ==========	January 2, 2003 $ 64,780 29,741 9,134 10,081 -- 5,015 870 119,621 524,066 17,480 28,560 5,601 524 439,275 231,420 (612) (155,253) 515,354 $1,210,682 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended October 2, 2003 and October 3, 2002
(in thousands, except per share data)
Third Quarter	Nine Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Equity in unconsolidated
    partnership's loss

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2003

$164,748
20,885
13,845
  10,789
210,267

70,224
10,570
13,124
7,699
18,809
19,596
5,650
6,168
435
7,299
2,111
  12,971
 174,656

35,611

153
(8,774)

      --

26,990

 (10,088)

$ 16,902
========

$    .48

$    .46

34,620

36,321

  2002

$175,137
18,432
14,099
  10,438
218,106

73,370
9,796
13,421
8,436
21,782
19,090
5,231
6,153
492
7,600
2,949
  12,854
 181,174

36,932

219
 (10,349)

      --

26,802

 (10,233)

$ 16,569
========

$    .44

$    .43

37,310

38,726

  2003

$496,084
58,580
42,872
  30,266
627,802

211,399
30,039
40,562
22,925
57,613
57,231
13,873
18,607
1,186
22,255
6,385
  38,473
 520,548

107,254

549
(27,540)

      --

80,263

 (31,025)

$ 49,238
========

$   1.38

$   1.33

35,275

36,745

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
For the periods ended October 2, 2003 and October 3, 2002
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

  2003

$  49,238

39,608
1,186
138
344

--
3,634

(200)
4,593

(2,056)

(9,058)
      981

   88,408

1,855
(103,126)

--
  (18,278)

 (119,549)

274,900
65
(213,660)
(23)
(42,244)
(435)
     (469)

   18,134

(13,007)
   52,896

$  39,889
=========

  2002

$  46,806

39,152
1,860
(2,709)
(171)

(414)
7,490

(808)
--

1,253

(65)
    4,268

   96,662

12,869
(46,561)

(117,500)
   (5,826)

 (157,018)

106,600
4,499
(90,123)
(27)
--
(461)
     (627)

   19,861

(40,495)
   92,122

$  51,627
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended October 2, 2003 and October 3, 2002
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

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2003 $ -- -- -- -- -- -- -- -- -- $ -- $ 1,919 -- $ 24,874 21,738	2002 $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500) $ -- 5 $ 29,528 19,074

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended October 2, 2003 and October 3, 2002
(in thousands, except number of shares)
Nine Months

Common stock:
  Beginning balance
  Stock options exercised for 8,666 and 665,034 shares

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss:
  Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 2,922,576 shares of common stock at cost
    in 2003
  Repurchase of 222 shares of common stock, at cost, in
    connection with stock options exercised in 2002

    Ending balance

2003 $ 524 -- 524 439,275 65 32 439,372 231,420 (542) 49,238 280,116 (612) (155,253) (42,244) -- (197,497) $ 521,903 =========	2002 $ 517 7 524 431,455 4,497 3,323 439,275 173,409 (681) 46,806 219,534 (353) (151,187) -- (5) (151,192) $ 507,788 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the third quarter and nine months ended 2003 was $2,372,000 and $5,725,000, respectively; it was $789,000 and $1,866,000 during the third quarter and nine months ended 2002. Capitalized costs related to various development projects, included in intangible assets, were $8,869,000 and $2,159,000 at October 2, 2003 and January 2, 2003, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 2, 2003.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the third quarter and nine months ended 2003 were 25,000 and 633,000, respectively; they were 735,000 during the nine months ended 2002. There were no stock options granted during the third quarter ended 2002.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended October 2, 2003 and October 3, 2002 is as follows (in thousands, except for net income per common share information):
Third Quarter		Nine Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2003 $ 16,902 (819) $ 16,083 ======== $ .48 $ .46 $ .46 $ .44	2002 $ 16,569 (839) $ 15,730 ======== $ .44 $ .42 $ .43 $ .41	2003 $ 49,238 (2,376) $ 46,862 ======== $ 1.38 $ 1.31 $ 1.33 $ 1.28	2002 $ 46,806 (2,738) $ 44,068 ======== $ 1.24 $ 1.17 $ 1.19 $ 1.13

Note 2:  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 establishes requirements for which and when business enterprises should consolidate variable interest entities. An entity subject to the consolidation requirements of FIN 46 is referred to as a variable interest entity. Consolidation is required under FIN 46 when either of the following conditions is present: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors (as a group) do not hold a controlling financial interest in the entity. A variable interest entity formed subsequent to January 31, 2003 is immediately subject to FIN 46. For variable interest entities formed prior to February 1, 2003, the effective date for public companies was delayed until the first reporting period ending after December 15, 2003. Based on a preliminary review, the Company expects FIN 46 to have no impact on its consolidated financial position, results of operations or cash flows.

Note 3:  Acquisition and Prior Investments in and Advances to Unconsolidated
         Partnership

The Company's prior investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt ("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

estate rent expense at the Las Vegas Tropicana, which was $1,361,000 net of intercompany eliminations in the nine months ended 2002, and its equity in unconsolidated partnership's loss, which was $458,000 in the nine months ended 2002. However, it increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized operating results, prior to the acquisition, for the unconsolidated partnership for the period ended October 3, 2002 is as follows (in thousands):

Nine Months 2002
Revenues Operating expenses Operating income Interest expense Net income	$ 2,722 (473) 2,249 (253) $ 1,996 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

Equity in unconsolidated partnership's loss	Nine Months 2002 $ (458)

Note 4:  Las Vegas Tropicana Development

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, the Company plans to complete a detailed design development effort with construction documents and estimated construction costs by the end of the first quarter of 2004. The Company will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $60,544,000 at October 2, 2003. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8,463,000 at October 2, 2003. It is reasonably possible that the carrying value of some or all of these assets may change.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.2% at October 2, 2003;
    matures June 30, 2005
Term loan ("Term Loan"); floating rate, 3.7%
    at October 2, 2003; matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 2.9%
    at October 2, 2003; matures June 30, 2005
Obligations under capital leases

Less current portion

October 2, 2003 $235,000 175,000 90,000 47,875 42,213 233 590,321 (17,007) $573,314 ========	January 2, 2003 $235,000 175,000 25,000 48,250 45,504 327 529,081 (5,015) $524,066 ========

Note 6:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	October 2, 2003 $ 16,175 2,594 325 19,094 (982) $ 18,112 ========	January 2, 2003 $ 15,219 2,783 348 18,350 (870) $ 17,480 ========

Note 7:  Income Taxes

The Internal Revenue Service ("IRS") is examining the Company's income tax returns for the years 1994 through 2002. For the years 1994 through 1999, the IRS has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc.(the "Restructuring"). In the fourth quarter of 2002, the Company settled these same two issues with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1,041,000. The Company has estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. The

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Company believes that it has meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through October 2, 2003, was approximately $10,800,000 at October 2, 2003.

Note 8:  Earnings Per Share

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended October 2, 2003 and October 3, 2002, are as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2003 $ 16,902 (194) 16,708 107 $ 16,815 ======== 34,620 1,135 566 1,701 36,321 ======== $ .48 ======== $ .46 ========	2002 $ 16,569 (174) 16,395 114 $ 16,509 ======== 37,310 816 600 1,416 38,726 ======== $ .44 ======== $ .43 ========	2003 $ 49,238 (542) 48,696 321 $ 49,017 ======== 35,275 904 566 1,470 36,745 ======== $ 1.38 ======== $ 1.33 ========	2002 $ 46,806 (681) 46,125 340 $ 46,465 ======== 37,163 1,181 600 1,781 38,944 ======== $ 1.24 ======== $ 1.19 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 9:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $8,100,000 at October 2, 2003. In connection with these matters, the Company's accrued liability was $3,833,000 at both October 2, 2003 and January 2, 2003.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $977,000 at October 2, 2003, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenues. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $20,000,000 at October 2, 2003.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at October 2, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $40,000,000 at October 2, 2003.

At October 2, 2003, the Company had commitments of approximately $97,000,000 for the Atlantic City Tropicana expansion project.

Note 10: Subsequent Event

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on Thursday, October 30. The accident resulted in four fatalities and serious injuries to over 20 workers, as

AZTAR CORPORATION AND SUBSIDIARIES

well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations have been disrupted by the temporary closure of one of the property's three hotel towers (the West Tower, containing 600 rooms) and the parking garages that are part of the existing property. While most points of access were largely restored as of November 2, the West Tower, the parking garages, the bus terminal and the pedestrian bridge over Pacific Avenue are not available for use as of November 4 while measures are taken to make the area safe and permit removal of debris. The Company is awaiting the results of an investigation to determine the extent of damages and the effects of the accident on the operation of the property and the construction of the expansion and the timing of its opening. The Company has insurance coverage, including business interruption insurance.

Item 2. Management's Discussion and Analysis

Financial Condition

In April 2002, we commenced construction on a major expansion of our Tropicana Atlantic City. The cost of the expansion is targeted to be $225 million; we also anticipate providing $20 million of tenant allowances. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the nine months of 2003, our purchases of property and equipment on an accrual basis, including capitalized interest of $5.7 million, were $81.3 million for this project, and our expenditures for tenant allowances were $0.8 million.

During the 2003 nine-month period, we repurchased 2,922,576 shares of common stock at an average price of $14.43 per share under a 4.0 million stock repurchase program authorized by our Board of Directors in 2002. At October 2, 2003, there remained authority to repurchase 794,224 shares of common stock under this program. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed $6.2 million to this trust on January 9, 2003. The funds in the trust continue to be assets of Aztar and are included in other assets.

Effective January 3, 2003, our Board of Directors authorized the establishment of the Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives. This plan is unfunded. Our accrued liability for this plan was immaterial at October 2, 2003.

During the 2003 nine-month period, the outstanding balance on our revolving credit facility increased to $90 million from $25 million at January 2, 2003, leaving $174 million available at October 2, 2003, for future borrowing.

Our master plan for a potential development of our Las Vegas site envisions the creation of two separate but essentially equal and inter-connected 17-acre development sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, we plan to complete a detailed design development effort with construction documents and estimated construction costs by the end of the first quarter of 2004. During the nine months of 2003, we capitalized $6.2 million for design development costs included in intangible assets. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future

AZTAR CORPORATION AND SUBSIDIARIES

expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our results of operations.

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. We believe that we have meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through October 2, 2003, was approximately $10.8 million at October 2, 2003.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at October 2, 2003, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $40 million at October 2, 2003.

At October 2, 2003, we had commitments of approximately $97 million for the Tropicana Atlantic City expansion project.

Results of Operations

Nine Months Ended October 2, 2003 Compared to Nine Months Ended October 3, 2002

Our consolidated revenues in the 2003 nine-month period were $627.8 million, down slightly from $635.2 million in the 2002 nine-month period.

Consolidated operating income was $107.3 million in the nine months of 2003 compared with $108.6 million in the nine months of 2002. Consolidated property taxes and insurance were $2.1 million or 10% higher in the 2003 versus 2002 nine-month period. Effective June 30, 2002, we renewed our property insurance and effective November 1, 2002, we renewed our excess general liability insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially, reflecting increases at all properties. Property taxes increased at Tropicana Atlantic City.

Consolidated rent expense was $3.4 million or 35% lower in the 2003 versus 2002 nine-month period primarily due to decreased rent at Casino Aztar Evansville and Tropicana Las Vegas. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. In addition, the acquisition eliminated, after February 28, 2002, our equity in unconsolidated partnership's loss. Rent expense at Casino Aztar Evansville decreased $2.0 million in the 2003 versus 2002 nine-month period primarily due to a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at its request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was $27.5 million in the nine months of 2003 compared with $31.4 million in the nine months of 2002. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $3.9 million higher in the 2003 versus 2002 nine-month period.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $331.7 million in the 2003 nine-month period, down 5% from $347.4 million in the 2002 nine-month period. Casino revenue was $15.5 million or 5% lower in the 2003 versus 2002 nine-month period, primarily reflecting decreases in slot revenue and games revenue of 4% and 6%, respectively. The decline in both slot revenue and games revenue was attributable to a decrease in the volume of play. The reduced volume of play was a function of additional competition in Atlantic City due to the July 3, 2003 opening of the Borgata Hotel, Casino and Spa.

Operating income was $68.2 million in the 2003 nine-month period, down 7% from $73.1 million in the 2002 nine-month period. Casino costs decreased $7.9 million, or 6% from $128.6 million in the nine months of 2002. The decrease in casino costs is consistent with the overall decrease in casino revenue during the 2003 nine-month period. Marketing costs were $4.3 million, or 10% lower in the nine months of 2003 compared to the nine months of 2002. The decrease in marketing costs is primarily related to a decrease in promotional expenses. Operating income is after depreciation and amortization of $22.6 million in the 2003 nine-month period compared with $21.6 million in the 2002 nine-month period.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $116.3 million in the nine months of 2003, up 3% from $112.6 million in the nine months of 2002. Operating income was $14.8 million in the nine months of 2003, a 15% improvement over $12.9 million in the nine months of 2002. Rent expense was $0.5 million in the 2003 nine-month period compared to $1.9 million in the 2002 nine-month period. As a result of our acquisition of the partnership interest in Tropicana Enterprises, we have eliminated, after February 28, 2002, our real estate rent expense at the Las Vegas Tropicana, which was $1.4 million prior to the acquisition, net of intercompany eliminations. Operating income is after depreciation and amortization of $5.0 million in the 2003 nine-month period compared with $5.1 million in the 2002 nine-month period.

RAMADA EXPRESS At Ramada Express, total revenues were $68.0 million in the 2003 nine-month period, down 3% from $70.2 million in the 2002 nine-month period. Operating income was $11.2 million in the 2003 nine-month period, a 13% decrease from $12.9 million in the 2002 nine-month period. Operating income is after depreciation and amortization of $4.7 million in the nine months ended 2003 compared with $4.5 million in the nine months ended 2002.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $94.1 million in the 2003 nine-month period, up 9% from $86.3 million in the 2002 nine-month period. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $7.6 million or 10% higher in the 2003 nine-month period compared to the 2002 nine-month period. The increase in casino revenue was primarily attributable to an increase in slot revenue.

Operating income was $23.2 million in the 2003 nine-month period, a 27% increase from $18.3 million in the 2002 nine-month period. Casino costs were $6.2 million or 23% higher in the 2003 versus 2002 nine-month period. Casino costs were higher due to the institution of a graduated gaming tax structure by the state of Indiana and an increase in payroll costs. Gaming taxes were $4.5 million higher in the 2003 versus 2002 nine-month period, which included $1.3 million recorded in the second quarter of 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply the dockside graduated tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming came into effect. Other costs were $1.5 million lower in the 2003 versus 2002 nine-month period due to a decrease

AZTAR CORPORATION AND SUBSIDIARIES

in our admission tax. Our admission tax decreased as a result of dockside gaming. With dockside gaming, effective August 1, 2002, our admission tax became $3 per entry versus $3 per person per cruise. Rent expense was $3.4 million in the nine months of 2003 compared with $5.4 million in the nine months of 2002. Rent expense decreased primarily as a result of a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at its request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville. Operating income is after depreciation and amortization of $4.1 million in the 2003 nine-month period compared with $4.7 million in the 2002 nine-month period.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $17.7 million in the 2003 nine-month period compared with $18.7 million in the 2002 nine-month period. Casino Aztar Caruthersville had operating income of $1.3 million in the 2003 nine-month period compared to $1.4 million in the 2002 nine-month period. Operating income is after depreciation and amortization of $2.0 million in the 2003 nine-month period compared with $2.1 million in the 2002 nine-month period.

Quarter Ended October 2, 2003 Compared to Quarter Ended October 3, 2002

The Company's consolidated revenues in the 2003 third quarter were $210.3 million, a 4% decrease from $218.1 million in the 2002 third quarter. Consolidated rooms revenue was $2.5 million or 13% higher in the 2003 versus 2002 third quarter. This improvement relates to an increase in occupied rooms on a non-complimentary basis at Tropicana Atlantic City and Tropicana Las Vegas of 9% and 5%, respectively, combined with an increase in average daily rates at both properties.

Consolidated operating income was $35.6 million in the third quarter of 2003, down 4% from $36.9 million in the third quarter of 2002. Consolidated rooms costs were $0.8 million higher in the 2003 versus 2002 third quarter. The increase in rooms costs consists primarily of an increase at Tropicana Atlantic City and Tropicana Las Vegas due to an increase in occupied rooms on a non-complimentary basis. Consolidated marketing costs were $3.0 million, or 14% lower in the 2003 versus 2002 third quarter primarily due to a reduction in promotional expenses at Tropicana Atlantic City. Consolidated interest expense was $8.8 million in the third quarter of 2003 compared with $10.3 million in the third quarter of 2002. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion. Capitalized interest was $1.6 million higher in the 2003 versus the 2002 third quarter.

Consolidated rent expense was $0.8 million or 28% lower in the 2003 versus 2002 third quarter. This decrease was related primarily to a $0.7 million reduction in rent expense at Casino Aztar Evansville. On December 27, 2002, we amended our riverboat landing landing lease with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and make it available to the City at its request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville.

TROPICANA ATLANTIC CITY Total revenues at Tropicana Atlantic City were $111.9 million in the 2003 third quarter, a 9% decrease from $122.6 million in the 2002 third quarter. Casino revenue was $11.5 million or 11% lower in the 2003 versus 2002 third quarter, primarily reflecting decreases in slot revenue and games revenue of 8% and 17%, respectively. The decline in both slot revenue and games revenue was primarily attributable to a decrease in the volume of play. The reduced volume of play was a function of additional competition in Atlantic City due to the July 3, 2003 opening of the Borgata Hotel, Casino and Spa combined with severe weather conditions along the Atlantic coastline during the third quarter of 2003. Rooms revenue was $1.1 million higher in the 2003 third quarter compared with the 2002 third quarter due to a 9% increase in occupied rooms on a non-complimentary basis combined with an average daily rate increase of 7%.

AZTAR CORPORATION AND SUBSIDIARIES

Operating income was $23.9 million in the third quarter of 2003, an 11% decline from $26.8 million in the third quarter of 2002. Casino costs were $40.4 million in the third quarter of 2003, a 9% reduction from $44.5 million in the third quarter of 2002. The reduction in casino costs is related to the decrease in casino revenue.

Rooms costs were $3.7 million in the third quarter of 2003, a 9% increase from $3.4 million in the third quarter of 2002. The increase in rooms costs was consistent with the increase in occupied rooms on a non-complimentary basis. Marketing costs were $2.9 million lower in the 2003 versus 2002 third quarter as previously discussed. Operating income is after depreciation and amortization of $7.6 million in the third quarter of 2003 compared with $7.3 million in the third quarter of 2002.

TROPICANA LAS VEGAS At Tropicana Las Vegas, total revenues were $39.5 million in the 2003 third quarter, a 6% increase from $37.3 million in the 2002 third quarter. Rooms revenue was $1.4 million higher in the 2003 third quarter compared with the 2002 third quarter as a result of a 5% increase in occupied rooms on a non-complimentary basis combined with an average daily rate increase of 11%.

Operating income was $5.3 million in the third quarter of 2003 compared with $3.8 million in the third quarter of 2002. Rooms costs were $0.3 million higher in the 2003 versus 2002 third quarter as a result of an increase in occupied rooms on a non-complimentary basis. Operating income is after depreciation and amortization of $1.7 million in both periods.

RAMADA EXPRESS At Ramada Express, total revenues were $20.8 million in the 2003 third quarter, down 2% from $21.2 million in the 2002 third quarter. Operating income was $1.8 million in the third quarter of 2003 compared with $2.4 million in the third quarter of 2002. Operating income is after depreciation and amortization of $1.5 million in both periods.

CASINO AZTAR EVANSVILLE Total revenues at Casino Aztar Evansville were $32.3 million in the 2003 third quarter, up 4% from $31.0 million in the 2002 third quarter. Casino Aztar Evansville benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules. Casino revenue was $1.3 million or 5% higher in the 2003 versus 2002 third quarter primarily due to an increase in slot revenue.

Operating income was $7.9 million in the 2003 third quarter, an 18% increase from $6.7 million in the 2002 third quarter. Casino costs were $1.1 million or 11% higher in the 2003 versus 2002 third quarter. Casino costs were higher due to an increase in gaming taxes that are based on casino revenue and an increase in payroll costs. Other costs totaled $1.2 million in the 2003 third quarter compared with $1.4 million in the 2002 third quarter. As previously discussed, the reduction in other costs is related to a decrease in the admissions tax which resulted from the dockside gaming rules, which became effective August 1, 2002. Rent expense was $1.1 million in the 2003 third quarter compared with $1.9 million in the 2002 third quarter. Rent expense decreased primarily as a result of a decrease in rent relating to our riverboat landing lease. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at its request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. Therefore, we are preparing plans for development in Evansville. Operating income is after depreciation and amortization of $1.5 million in the 2003 third quarter compared with $1.7 million in the 2002 third quarter.

CASINO AZTAR CARUTHERSVILLE Total revenues at Casino Aztar Caruthersville were $5.8 million in the 2003 third quarter, a slight decrease from $6.0 million in the 2002 third quarter. Casino Aztar Caruthersville had operating income of $0.4 million in the third quarter of 2003, which remained unchanged from the third quarter of 2002. Operating income is after depreciation and amortization of $0.7 million in both periods.

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

Property and equipment - At October 2, 2003, our property and equipment of $1.1 billion, represented 86% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations and new taxes, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See the earlier discussion under "Financial Condition". The carrying value of the property and equipment used in the operation of the Tropicana Las Vegas, excluding land at $110 million, was $60.5 million at October 2, 2003.

Income tax liabilities - The Internal Revenue Service is examining the Company's income tax returns for the years 1994 through 2002. For the years 1994 through 1999 the IRS has settled for all but two issues. The two issues involve the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. In the fourth quarter of 2002, we settled these same two issues with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1.0 million. We have estimated and provided for income taxes and interest in accordance with the IRS position. It is reasonably possible that these two issues for 1994 through 1999 could be favorably settled in the near term. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. We have provided for New Jersey income taxes based on our best estimate of the effect of this new law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. See the earlier discussion under "Financial Condition".

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $8.1 million at October 2, 2003. In connection with these matters, our accrued liability was $3.8 million at both October 2, 2003 and January 2, 2003.

AZTAR CORPORATION AND SUBSIDIARIES

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended October 2, 2003 and October 3, 2002 is as follows (in millions, except for net income per common share information):
Third Quarter		Nine Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2003 $ 16.9 (0.8) $ 16.1 ======== $ .48 $ .46 $ .46 $ .44	2002 $ 16.6 (0.9) $ 15.7 ======== $ .44 $ .42 $ .43 $ .41	2003 $ 49.2 (2.3) $ 46.9 ======== $ 1.38 $ 1.31 $ 1.33 $ 1.28	2002 $ 46.8 (2.7) $ 44.1 ======== $ 1.24 $ 1.17 $ 1.19 $ 1.13

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The objective of FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 establishes requirements for which and when business enterprises should consolidate variable interest entities. An entity subject to the consolidation requirements of FIN 46 is referred to as a variable interest entity. Consolidation is required under FIN 46 when either of the following conditions is present: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors (as a group) do not hold a controlling financial interest in the entity. A variable interest entity formed subsequent to January 31, 2003 is immediately subject to FIN 46. For variable interest entities formed prior to February 1, 2003, the effective date for public companies was delayed until the first reporting period ending after December 15, 2003. Based on a preliminary review, we expect FIN 46 to have no effect on our consolidated financial position, results of operations or cash flows.

Subsequent Event

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on Thursday, October 30. The accident resulted in four fatalities and serious injuries to over 20 workers, as

AZTAR CORPORATION AND SUBSIDIARIES

well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations have been disrupted by the temporary closure of one of the property's three hotel towers (the West Tower, containing 600 rooms) and the parking garages that are part of the existing property. While most points of access were largely restored as of November 2, the West Tower, the parking garages, the bus terminal and the pedestrian bridge over Pacific Avenue are not available for use as of November 4 while measures are taken to make the area safe and permit removal of debris. The Company is awaiting the results of an investigation to determine the extent of damages and the effects of the accident on the operation of the property and the construction of the expansion and the timing of its opening. The Company has insurance coverage, including business interruption insurance.

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

AZTAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2003 see "Note 5: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of October 2, 2003, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended October 2, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AZTAR CORPORATION AND SUBSIDIARIES

(b)	Reports on Form 8-K

On October 15, 2003, the Company filed a report on Form 8-K under Items 7. and 9. to furnish news releases as Exhibit 99.1 and Exhibit 99.2 and related brochure as Exhibit 99.3 announcing release by the Company's Tropicana Casino and Resort in Atlantic City, New Jersey, of the names of the tenants in its The Quarter dining, entertainment, retail and spa complex scheduled to open March 2004.

On October 22, 2003, the Company filed a report on Form 8-K under Items 7. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its third quarter ended October 2, 2003.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2003	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.