Form 10-K
period 2004-01-01
AZTAR CORP
filed 2004-03-01
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2004
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
None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No

Facing Page (Continued)

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

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $551,900,918 at July 3, 2003 and is based on a closing price of $15.96 and 34,580,258 common shares outstanding.

     At February 17, 2004, the registrant had outstanding 34,270,803 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2004 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2004 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2004 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the captions "ELECTION OF DIRECTORS OF THE COMPANY," "THE BOARD AND ITS COMMITTEES" and "AUDIT COMMITTEE"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"
ITEM 14.	Principal Accountant Fees and Services	Under the caption "INDEPENDENT PUBLIC ACCOUNTANTS"

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

In addition, our code of ethics, our corporate governance guidelines, our charters for the audit committee, compensation and stock option committee and nominating/corporate governance committee, our code of business conduct and ethics and our audit committee complaint(s) procedures are anticipated to be available on our internet website, www.aztar.com, by the end of March 2004. When available, a copy of this information may be obtained upon request, without charge, by contacting our Corporate Communications Department at (602)381-4100, or by writing to us at Aztar Corporation, Corporate Communications, 2390 E. Camelback Road, Suite 400, Phoenix, AZ 85016-3452.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including the adjoining site where we are constructing an expansion, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 1,625 hotel rooms and a 137,000-square-foot casino with 4,433 slot machines and 172 table games including poker. This facility has parking facilities to accommodate 3,400 vehicles. Tropicana Atlantic City also features:

-	a 2,003-seat theatrical showroom which regularly presents headliner entertainment;
-	approximately 50,000 square feet of meeting, convention and banquet space;
-	three gourmet restaurants and several medium-priced restaurants; and

-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

In April 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances and incremental project costs resulting from construction delays related to the October 30, 2003 accident discussed below that may not be recoverable under our insurance, the expansion project may cost $15 million to $20 million more than previously estimated. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and timing of any such recoveries are unknown at this time. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. During 2003, our purchases of property and equipment on an accrual basis, including capitalized interest of $8.3 million, were $104.8 million for this expansion. The expansion had been expected to open near the end of the first quarter 2004. On October 30, 2003, there was a serious accident on the expansion site which brought construction to a halt. Construction has recommenced on portions of the project, but debris removal from the accident area will need to be completed and the adjacent structure inspected before a full understanding of the reconstruction tasks and completion timeframe can be reached. Our preliminary schedule calls for the opening of the expansion by the end of September 2004.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.5 billion in gaming revenues in 2003, a 2% increase over 2002. The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on the most recent census data, accumulated in 2000, there are approximately 27 million persons within a 120-mile radius of Atlantic City and 62 million persons within a 300-mile radius. The Borgata Hotel, Casino and Spa, a major casino resort located in the Marina District of Atlantic City, opened in July 2003. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The Borgata has and other possible projects, when complete, will create increased competition in Atlantic City. In 2003, the Borgata attracted new patrons to the Atlantic City gaming market, but not enough to offset their increase to the supply. However, our view is that the Borgata will continue to attract new patrons and these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact on our existing Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,875 hotel rooms and suites and a 62,000-square-foot casino containing 1,337 slot machines and 35 table games. The facility also has parking to accommodate approximately 2,300 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 100,000 square feet of convention and exhibit space;

-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 130,000 hotel rooms at the end of 2003. Gaming revenues in Las Vegas were $6.1 billion and $6.0 billion in 2003 and 2002, respectively.

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

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. We would develop the north site and we would hold the south site for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has almost been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We plan to complete construction documents and estimated construction costs by the end of the second quarter of 2004. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,500 hotel rooms and a 52,000-square-foot casino containing 1,548 slot machines and 28 table games. The facility also has parking to accommodate 2,900 vehicles. Ramada Express also features:

-	five restaurants;
-	a lounge; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2003 and 2002 was $0.6 billion.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,360 square feet of casino space with 1,347 slot machines and 47 table games. Casino Aztar Evansville has a 250-room hotel and has parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	four restaurants;
-	an entertainment lounge;
-	a gift shop; and
-	a full-service Starbucks

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Gaming revenue in the Southern Indiana market (five riverboats) grew by 8% in 2003 to $1.1 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, the property operates in a more competitive environment due to the opening in November 1998 of a riverboat near Louisville, Kentucky and the opening in late October 2000 of a riverboat in our outer market between Louisville, Kentucky and Cincinnati, Ohio. Future competition is expected since the Indiana Gaming Commission is processing applications to award the eleventh and final license in West Baden, Indiana. This facility is not expected to open until late 2005 or possibly early 2006. The Indiana General Assembly passed legislation allowing flexible boarding that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruise schedules. This change incorporates a progressive wagering tax schedule and a change in admissions tax to $3.00 per entry from $3.00 per person per cruise. The new wagering tax schedule starts at 15% of casino revenue and rises to 20%, 25%, 30% and 35% based on incremental casino revenue and based on the state's fiscal year (July 1 of one year through June 30 of the following year).

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri. The property is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. The casino riverboat has a capacity of 1,200 passengers plus crew and contains approximately 20,000 square feet of casino space with 700 slot machines and 14 table games. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

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

Tropicana Atlantic City. Tropicana Atlantic City competes with 11 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. The Borgata Hotel, Casino and Spa, a joint venture between Boyd Gaming Corporation and MGM Mirage, opened in July 2003, in Atlantic City's Marina District. The Borgata was the first casino to open in Atlantic City since April 1990, although many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the possibility of competition from the potential legalization of casino gaming in Delaware, Maryland, New York and Pennsylvania. In addition, slot machines have been added to race tracks in Delaware and West Virginia.

Tropicana Las Vegas. Tropicana Las Vegas operates in the intensely competitive Las Vegas market. Several major new casino hotels have opened on the Las Vegas Strip during the last several years, including Aladdin, Mandalay Bay, Venetian and Paris. Announcements have been made for other new developments. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. We cannot assure you that we will be able to compete successfully with this additional capacity in this active market of mega-casinos.

Ramada Express. Ramada Express competes with several other casinos in Laughlin. Ramada Express also competes with casinos outside of Laughlin, including the Mojave tribe's casino hotel located approximately 8 miles south of Laughlin. The Laughlin market is also affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat in the Louisville, Kentucky market area that opened in November 1998 and which added a hotel in 2001 and a recently expanded riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a hotel and riverboat casino in Switzerland County, Indiana. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville will face additional future competition from an eleventh Indiana riverboat license, which will be awarded in the West Baden area. This license was originally awarded to Lake Patoka but the U.S. Army Corps of Engineers will not allow a riverboat on the lake. There is also the potential for the legalization of casino gaming in Kentucky.

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

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At January 1, 2004, receivables due from non-United States customers were 11% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

WORKING CAPITAL DEFICIT

Consistent with gaming industry practice, we conduct our operations with a net working capital deficit. Unlike traditional industrial companies, a gaming company's balance sheet has limited accounts receivable and inventories. In addition, casinos generate significant cash on a daily basis. We generally apply our daily cash flows to pay down indebtedness under our revolving credit facility and pay our current liabilities pursuant to their normal cycles. Given the significant daily cash flows generated by our operations and the financial flexibility provided by our credit facility, the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due.

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

From time to time, legislative and regulatory changes are proposed, and court decisions rendered, that could be adverse to Aztar. On June 18, 1999, the National Gambling Impact Study Commission released a report that could result in federal legislation regulating the gaming industry. In addition, from time to time, investigations are conducted relating to the gaming industry. We are required to report particular cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties, including fines, imprisonment or both, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The States of Nevada and Indiana have adopted regulations similar to the Bank Secrecy Act that require the Nevada and Indiana facilities to document and report specific currency transactions to the Nevada State Gaming Control Board and the Indiana Gaming Commission, respectively in addition to reporting to the U.S. Department of the Treasury. Violation of these regulations could result in action by Nevada or Indiana authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada or Indiana facilities' licenses and Aztar's licensing approval. Except to the extent of a violation as noted above, these reporting requirements are not expected to have any adverse effects on Aztar's casino operations.

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

On May 22, 2003, the Nevada Commission granted Aztar prior approval to make public offerings for a period of two years subject to some conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

An excise tax is also paid by Hotel Ramada of Nevada and Ramada Express on charges for admission to any facility where certain forms of live entertainment are provided.

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

Adamar of New Jersey, Inc., a wholly-owned subsidiary of Aztar, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar of New Jersey, Inc. In November 2003, the license was renewed for a period of four years, subject to the condition that Adamar of New Jersey, Inc. and Aztar provide the New Jersey Commission and the New Jersey Division with revised financial forecasts for the first two years of the license term by February 10, 2004. The revised financial forecasts were required to supplement previously filed financial forecasts to reflect a revised projected opening date for the expansion of the Tropicana Atlantic City which was delayed as a result of an accident which occurred on October 30, 2003 at the site of the construction of the parking-garage component of the expansion. The revised financial forecasts have been submitted in accordance with the license condition and the New Jersey Commission will determine whether there is any impact on the financial stability of Adamar of New Jersey, Inc. and Aztar in view of those revised forecasts. In making that determination, the New Jersey Commission may schedule a hearing to assess continuing financial stability.

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

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Aztar Missouri has undergone a full relicensing investigation and hearing in connection with its licensing in 2003. Aztar Missouri's gaming license was renewed on April 29, 2003 for the period April 26, 2003 to April 25, 2004.

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

The Indiana Commission has not considered applicants for a license on Patoka Lake in Southwestern Indiana, since that site has been determined by the United States Army Corps of Engineers to be unsuitable for a riverboat casino project. Pursuant to legislation effective July 1, 2003, the site for a gaming license on Patoka Lake was eliminated and the Indiana Commission is now authorized to enter into a contract with an Operating Agent on behalf of the Indiana Commission for one riverboat in a historic hotel district in Orange County in southern Indiana. In November 2003, Orange County voters passed the requisite referendum permitting riverboat gambling in Orange County. The Indiana Commission is in the initial stages of selecting an Operating Agent, from reportedly five applicants, and the Operating Agent Contract will be valid, when issued, for twenty years. The Operating Agent must pay a non-refundable initial fee of $1.0 million to the Indiana Commission. Effective July 1, 2003, an entity may own up to a one hundred percent interest in two riverboat owner licenses. Previously, an entity could not own more than a 10% interest in any other owner's license. There is a $2 million transfer fee if a riverboat owner purchases a second riverboat owner license. The Indiana Commission has adopted regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission, including rules for

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. On December 7, 2000, the Indiana Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Commission at a regular business meeting. On March 2, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year with an annual review. On December 6, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 8, 2001 to December 7, 2002. On November 15, 2002, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2002, to December 4, 2003. On November 14, 2003, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2003, through December 4, 2004. The Indiana Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Commission. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure.

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

The Indiana General Assembly amended the Indiana Riverboat Gaming Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Commission authorized riverboats to commence dockside operations on August 1, 2002. Aztar opted to operate dockside and commenced dockside operations on August 1, 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5%, retroactive to July 1, 2002, during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside and for the Operating Agent, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts ("AGR"), (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on the State's fiscal year (July 1 of one year through June 30 of the following year). The Indiana Act requires that riverboat licensees pay a $3.00 admission tax for each person, and that the Operating Agent pay a $4.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

Effective July 1, 2002, riverboats must withhold adjusted gross state income tax from slot winnings of $1,200 or more and Keno winnings of $1,500 or more. Riverboats are assessed for property tax purposes as real property at rates to be determined by local taxing authorities. Sales on a riverboat are subject to applicable use, excise and retail taxes. Effective July 1, 2003, furnishing complimentary rooms for less than thirty days is a retail transaction subject to the state gross retail tax and may also be subject to the state innkeeper's tax. The Indiana Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Effective July 1, 2002, each riverboat must contribute $25,000 annually to the Indiana Department of Gaming Research.

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

Minimum and maximum wagers on games on the riverboat are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Effective July 1, 2003, the Indiana Commission may approve a riverboat owner licensee's plan to conduct twenty-four hour gambling, and Aztar Indiana's plan was approved. No person under the age of 21 is permitted to wager on a riverboat. It is a Class A misdemeanor for a person to aid, induce or cause a person under the age of 21 to enter or attempt to enter a riverboat. In accordance with an amendment to the Indiana Act, the Indiana Commission has adopted voluntary exclusion rules for persons to be included on a list of persons excluded from all Indiana riverboats, which also require riverboat owners to make reasonable efforts to cease direct marketing efforts to such persons and to prohibit riverboat owners from cashing checks or extending credit to persons participating in the voluntary exclusion program.

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Commission. The Indiana Commission has delegated authority to its Executive Director to waive preapproval of financing transactions, provided prior discussions have been held with the Chair and the CPA member of the Indiana Commission. The Executive Director must report the waiver at the next Indiana Commission meeting and the Indiana Commission may direct the Executive Director to take different action with respect to the waiver.

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

EMPLOYEES

Aztar employs approximately 9,400 people. Approximately 3,200 Aztar employees are represented by unions. Of the approximately 4,500 employees at Tropicana Atlantic City, approximately 1,900 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2004 and a small number are covered by contracts that expire in 2005 or 2006. At Tropicana Las Vegas, approximately 1,300 of the 2,000 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2007. The remainder of employees are covered by contracts that expire in 2004, 2005 or 2008. At Ramada Express there are approximately 1,400 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,200 employees and 300 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. Tropicana Enterprises owned the Tropicana Las Vegas and leased it to Hotel Ramada of Nevada, a wholly-owned subsidiary of Aztar. Hotel Ramada of Nevada operated the casino and hotel under the lease. Adamar of Nevada, a wholly-owned subsidiary of Aztar, owned a noncontrolling 50% general partnership interest in Tropicana Enterprises. The remaining 50% general partnership interest in Tropicana Enterprises was held by various trusts associated with the Jaffe family. On February 28, 2002, we purchased the 50% partnership interest that we did not own and Tropicana Las Vegas became wholly-owned by Aztar. We have a master-plan for a potential development of the Las Vegas Tropicana site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development that we ultimately undertake, if any.

     RAMADA EXPRESS

Ramada Express is located on an approximate 31-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

     CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on and from a base 8 1/2-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased. The lease was entered into in 1995 for 10 years. The lease has 3 options to renew for 5 years each. We own the remaining 4 acres, a portion of which we acquired during 2003. Approximately three-fourths of one of these acres is being used to accommodate an 11,000 square-foot executive conference center that is under construction and scheduled for completion in the fall of 2004. The conference center is being constructed on two levels adjoining the existing hotel and parking garage and will feature an exterior appearance that blends architecturally and aesthetically with the hotel, pavilion and parking garage. In addition, we have an approximately seven-acre site located near our base site that we are using for parking. This site could be used for additional development. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. We plan to have additional development in Evansville but the timing is tentative.

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

On December 10, 2002, the plaintiffs made a settlement offer. That offer, which would have entailed the payment (in various forms) of hundreds of millions of dollars by the defendants, was rejected by letter dated January 3, 2003. No counter offer was made. Briefings were completed and filed with the court. The appeal was argued to the Court of Appeals for the Ninth Circuit on January 15, 2004, in San Francisco, California.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The registrant has elected not to include information concerning its executive officers in its 2004 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Paul E. Rubeli	Chairman of the Board and Chief Executive Officer	60	25 years	2 years
Robert M. Haddock	President and Chief Financial Officer	59	23 years	2 years
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	62	31 years	14 years
Joe C. Cole	Vice President, Corporate Communications	65	16 years	16 years
Meridith P. Sipek	Controller	57	26 years	14 years
Neil A. Ciarfalia	Treasurer	56	9 years	9 years

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Aztar had 5,497 shareholders of record as of February 17, 2004.

The registrant did not purchase any common stock during the fourth quarter ended January 1, 2004.

The additional information required by this Item 5 is included in this report on pages F-20, F-33, F-37 and F-53.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on pages F-53 through F-55.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-35 through F-52.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on pages F-48 and F-49 under the caption "Market Risk".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial Statements and Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We carried out an evaluation as of January 1, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended January 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has adopted a code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The registrant's code of ethics is filed as Exhibit 14 to this annual report and is posted on the registrant's internet website at www.aztar.com. In order to access this portion of our website, click on the "Investor Information" caption, then on the "Corporate Governance" caption. In addition, the registrant intends to post on its internet website, any amendments to, or waivers from, a provision of its code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The registrant will provide to any person without charge, upon request, a copy of the registrant's code of ethics by contacting the registrant's Corporate Communications Department at 602-381-4100 or by writing to the registrant at Aztar Corporation, Corporate Communications, 2390 E. Camelback Road, Suite 400, Phoenix, Arizona 85016-3452.

The additional information required by Item 10 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at January 1, 2004 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,694,660	$12.00	85,664
Equity compensation plans not approved by security holders
Total	4,694,660	$12.00	85,664

The additional information required by Item 12 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission. A cross-referenced index is located on the facing page of this report.

PART IV

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

(b)

Reports on Form 8-K:

On February 11, 2004, the Company filed a report on Form 8-K under Items 7. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its fourth quarter and year ended January 1, 2004.

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
AZTAR CORPORATION Registrant	By ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer	February 27, 2004 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PAUL E. RUBELI Paul E. Rubeli	Chairman of the Board and Chief Executive Officer, and Director	February 27, 2004
ROBERT M. HADDOCK Robert M. Haddock	President and Chief Financial Officer, and Director	February 27, 2004
MERIDITH P. SIPEK Meridith P. Sipek	Controller	February 27, 2004
JOHN B. BOHLE John B. Bohle	Director	February 27, 2004
FRANK J. BRADY Frank J. Brady	Director	February 27, 2004
GORDON M. BURNS Gordon M. Burns	Director	February 27, 2004
LINDA C. FAISS Linda C. Faiss	Director	February 27, 2004
JOHN A. SPENCER John A. Spencer	Director	February 27, 2004

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.		Financial Statements	Page

	1.	Aztar Corporation and Subsidiaries
		Report of Independent Auditors . . . . . . . . . . . . . . . . . .	F-2
		Consolidated Balance Sheets at January 1, 2004 and January 2, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
		Consolidated Statements of Operations for the years ended January 1, 2004, January 2, 2003 and January 3, 2002 . . . . . . . . . .	F-5
		Consolidated Statements of Cash Flows for the years ended January 1, 2004, January 2, 2003 and January 3, 2002 . . . . . . . . . .	F-6
		Consolidated Statements of Shareholders' Equity for the years ended January 1, 2004, January 2, 2003 and January 3, 2002 . . .	F-9
		Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-11

II.		Financial Statement Schedules - Aztar Corporation and Subsidiaries
		Report of Independent Auditors on Financial Statement Schedule. .	S-1
		Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of
Aztar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and Subsidiaries (the "Company") at January 1, 2004 and January 2, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the method of accounting for intangible assets effective January 4, 2002.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 11, 2004

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
January 1, 2004	January 2, 2003

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Refundable income taxes
  Inventories
  Prepaid expenses
  Deferred income taxes

    Total current assets

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

$ 70,586 20,388 5,587 7,576 10,049 14,945 129,131 19,586 738,978 216,103 166,544 44 1,121,669 65,066 12,321 $1,347,773 ==========	$ 52,896 18,812 4,593 7,532 8,708 16,731 109,272 17,420 740,352 214,794 69,809 104 1,025,059 53,625 5,306 $1,210,682 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	January 1, 2004	January 2, 2003

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Accrued rent
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

	$ 65,746 28,133 9,478 10,755 16,963 981 132,056	$ 64,780 29,741 9,134 10,081 5,015 870 119,621
Long-term debt Other long-term liabilities Deferred income taxes Contingencies and commitments Series B convertible preferred stock (redemption value $12,187 and $10,025)	628,603 19,825 27,462 5,253	524,066 17,480 28,560 5,601

Shareholders¢ equity:
  Common stock, $.01 par value (34,270,803 and
    37,026,379 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

	526 441,498 291,573 (1,526) (197,497) 534,574 $1,347,773 ==========	524 439,275 231,420 (612) (155,253) 515,354 $1,210,682 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
(in thousands, except per share data)
2003	2002	2001

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

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming
    dilution

$641,096
76,218
55,979
  39,853
813,146

277,969
39,349
53,645
30,106
76,774
77,739
17,761
24,123
1,530
29,442
8,779
  50,906
 688,123

125,023

(36,375)
      --

89,384

 (28,454)

$ 60,930
========

$   1.72

$   1.66

34,999

36,563

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

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
(in thousands)
2003	2002	2001

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    Loss (gain) on reinvestment obligation
    Rent expense
    Distribution (less than) in excess of
       equity in income of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in accounts
        receivable
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
      Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Reduction in investments
Purchases of property and equipment
Acquisition of Tropicana Enterprises
  partnership interests
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 60,930 52,432 1,530 250 459 -- 688 (47) (994) (1,167) (4,399) 1,683 111,365 2,252 (147,379) -- (23,846) $(168,973)	$ 58,859 51,958 2,582 (2,662) (171) (414) 12,917 764 (4,593) 2,007 2,619 4,682 128,548 13,927 (74,673) (117,500) (9,023) $(187,269)	$ 58,009 53,121 4,113 1,301 (968) 593 12,697 (4,502) -- 323 11,861 519 137,067 1,857 (50,604) -- (7,273) $ (56,020)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
 (in thousands)
2003	2002	2001

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises
  partnership interests:
    Investments in and advances to
      unconsolidated partnership
    Buildings, net
    Land
    Intangible assets
    Other assets
    Current portion of long-term debt
    Current portion of other long-term
      liabilities
    Long-term debt
    Other long-term liabilities

      Net cash used in acquisition

$ 405,257 1,466 (288,015) (33) -- (42,244) (435) (698) 75,298 17,690 52,896 $ 70,586 ========= $ -- -- -- -- -- -- -- -- -- $ --	$ 176,400 4,499 (156,102) (27) -- (4,061) (461) (753) 19,495 (39,226) 92,122 $ 52,896 ========= $ 6,828 (41,411) (109,979) (15,331) 1,000 4,148 (847) 44,773 (6,681) $(117,500)	$ 305,100 2,242 (309,764) (26) (4,677) (28,634) (499) (747) (37,005) 44,042 48,080 $ 92,122 ========= $ -- -- -- -- -- -- -- -- -- $ --

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
(in thousands)
2003	2002	2001

Summary of non-cash investing and
  financing activities:
    Capital lease obligations incurred
      for property and equipment
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options
    Other long-term liabilities reduced for
      intangible assets
    Current liabilities incurred for
      intangible assets

Cash flow during the year for the following:
    Interest paid, net of amount capitalized
    Income taxes paid

$ -- -- -- 1,919 $ 34,506 27,765	$ -- 5 -- 6,163 $ 40,137 27,318	$ 79 13 50 -- $ 33,838 21,155

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
 (in thousands)
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total
Balance, December 28, 2000	$ 515	$428,537	$116,194	$ --	$(122,540)	$422,706

  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 3, 2002

	2 517	2,253 665 431,455	58,009 (794) 173,409	(353) (353)	(13) (28,634) (151,187)	58,009 (353) 57,656 2,242 665 (794) (28,634) 453,841

  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 2, 2003

	7 $ 524	4,497 3,323 $439,275	58,859 (848) $231,420	(259) $ (612)	(5) (4,061) $(155,253)	58,859 (259) 58,600 4,499 3,323 (848) (4,061) $515,354

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
(in thousands)
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total
Balance, January 2, 2003	$ 524	$439,275	$231,420	$ (612)	$(155,253)	$515,354

  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
    Total
    comprehensive
    income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock

Balance,
  January 1, 2004

	2 $ 526 ======	1,464 759 $441,498 ========	60,930 (777) $291,573 ========	(914) $ (1,526) =========	(42,244) $(197,497) =========	60,930 (914) 60,016 1,466 759 (777) (42,244) $534,574 ========

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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 2003 and 2002 and 53 weeks in 2001.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and revised it in December 2003. The objective of FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 establishes requirements for the consolidation of variable interest entities. An entity subject to the consolidation requirements of FIN 46 is referred to as a variable interest entity. Consolidation is required under FIN 46 when either of the following conditions is present: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors (as a group) do not hold a controlling financial interest in the entity. The effective date of FIN 46 depends on when the variable interest entity was formed and with the provisions of the revised FIN 46, it depends on the type of variable interest entity. FIN 46 is effective for public companies in 2003. The provisions of the revised FIN 46 are effective for public companies by the first reporting period ending after March 15, 2004. FIN 46 did not have and the Company expects the revised FIN 46 will not have any impact on its consolidated financial position, results of operations or cash flows.

Cash and Cash Equivalents

Highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. These instruments are stated at cost, which approximates fair value because of their short maturity.

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at January 1, 2004 or January 2, 2003.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the average cost methods.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at January 1, 2004 and January 2, 2003. Advertising costs that were expensed during the year were $15,433,000 in 2003, $15,704,000 in 2002 and $17,445,000 in 2001.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect development costs. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $8,322,000 in 2003, $3,004,000 in 2002 and $1,326,000 in 2001.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3- 15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $540,113,000 at January 1, 2004 and $502,656,000 at January 2, 2003.

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

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred and prior to January 4, 2002, were amortized evenly over ten years beginning with the commencement of operations; subsequent renewal costs are amortized evenly over the renewal period. With the adoption of Statement of Financial Accounting Standards No. 142, effective January 4, 2002, the Company ceased amortization of its initial gaming licenses. The Company has determined, under the criteria established in SFAS 142, that the useful life of the initial gaming licenses is indefinite. Licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. Effective January 4, 2002, SFAS 142 requires an annual impairment review based on fair value for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2003 and concluded that there was no impairment.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.6% in 2003 and 4.8% in 2002 and 2001, no dividend in 2003, 2002 or 2001, volatility factor of the expected market price of the Company's common stock of .50 in 2003 and 2002 and .47 in 2001, and an expected life of the option of 5.2 years in 2003, 5.6 years in 2002 and 5.1 years in 2001.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands, except per share data):

2003	2002	2001

Net income, as reported
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 60,930 (3,197) $ 57,733 ======== $ 1.72 $ 1.63 $ 1.66 $ 1.58	$ 58,859 (3,542) $ 55,317 ======== $ 1.56 $ 1.46 $ 1.51 $ 1.42	$ 58,009 (3,007) $ 55,002 ======== $ 1.53 $ 1.45 $ 1.48 $ 1.41

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

	2003	2002	2001
Rooms Food and beverage Other	$ 18,000 48,417 3,280 $ 69,697 ========	$ 18,421 47,698 3,066 $ 69,185 ========	$ 19,452 47,816 3,428 $ 70,696 ========

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. The receivables at the Nevada operations are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At January 1, 2004 and January 2, 2003, the net receivables at Tropicana Atlantic City were $14,385,000  and $13,716,000, respectively, and the net receivables at Tropicana Las Vegas and Ramada Express combined were $5,106,000 and $4,116,000, respectively.

An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. At January 1, 2004 and January 2, 2003, the allowance for doubtful accounts was $14,360,000 and $17,376,000, respectively.

NOTE 3.  ACQUISITION AND PRIOR INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
         PARTNERSHIP

The Company's prior investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its revolving credit facility ("Revolver"). In addition, the Company assumed $48,921,000 of partnership debt

("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. In connection with the lease, the Company expensed rents of $2,722,000 in 2002 and $17,240,000 in 2001, of which 50% was eliminated in consolidation. The Company's equity in unconsolidated partnership's loss during the year was $458,000 in 2002 and $3,702,000 in 2001. Distributions received from Tropicana Enterprises during the year were $489,000 in 2002 and $5,511,000 in 2001. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized operating results, prior to the acquisition, for the unconsolidated partnership are as follows (in thousands):

	2002	2001
Revenues Operating expenses Operating income Interest expense Net income	$ 2,722 (473) 2,249 (253) $ 1,996 ========	$ 17,240 (2,795) 14,445 (3,512) $ 10,933 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

	2002	2001
Equity in unconsolidated partnership's loss	$ (458)	$ (3,702)

NOTE 4.  INVESTMENTS

Investments consist of the following (in thousands):

January 1, 2004	January 2, 2003

CRDA deposits, net of a valuation
  allowance of $4,321 and $3,986
CRDA bonds, net of a valuation
  allowance of $1,470 and $1,461
  and an unamortized discount of
  $2,756 and $2,774
CRDA other investments, net of a
  valuation allowance of $1,171 and
  $1,306

$ 12,463 5,050 2,073 $ 19,586 ========	$ 10,242 5,022 2,156 $ 17,420 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenue. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at two-thirds of market rates, resulting in a fair value lower than cost. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 11 to 41 years. Actual maturities may differ from contractual maturities because of prepayment rights.

In April 2002, the Company commenced construction on a major expansion project at the Atlantic City Tropicana. The Company has an agreement with the CRDA for approximately $20,100,000 in funding in connection with this expansion project. As of January 1, 2004, the Company has received approximately $16,300,000 in funding from the CRDA under this agreement. At January 1, 2004 and January 2, 2003, the Company had approximately $800,000 and $1,000,000, respectively, in available deposits with the CRDA that qualified for this funding and accordingly reclassified these amounts to accounts receivable.

NOTE 5.  LAS VEGAS TROPICANA DEVELOPMENT

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has almost been completed. The Company plans to complete construction documents and estimated construction costs by the end of the second quarter of 2004. The Company will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with the development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $59,337,000 at January 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8,138,000 at January 1, 2004. It is reasonably possible that the carrying value of some or all of these assets may change.

NOTE 6:  INTANGIBLE ASSETS

Acquired intangible assets consist of the following (in thousands):
	January 1, 2004		January 2, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization: Debt issuance costs Prepaid rent Development costs Leasing costs Gaming license renewal costs Other Not subject to amortization: Tropicana trademark Initial gaming licenses	$ 13,549 9,482 11,612 2,794 2,049 445 $ 39,931 ======== $ 22,172 10,352 $ 32,524 ========	$ 6,528 459 -- -- 342 60 $ 7,389 =======	$ 13,549 7,327 2,159 1,112 1,852 395 $ 26,394 ======== $ 22,172 10,352 $ 32,524 ========	$ 5,003 -- -- -- 220 70 $ 5,293 =======

Amortization of acquired intangible assets (excluding prior year amortization of the Company's initial gaming licenses (see "Note 14. Amortization")) was $2,377,000 in 2003, $2,357,000 in 2002 and $2,374,000 in 2001.

Estimated future amortization expense for the acquired intangible assets subject to amortization at January 1, 2004 is as follows for each of the five years subsequent to January 1, 2004 (in thousands):
2004 2005 2006 2007 2008	$2,962 2,869 2,638 1,911 1,243

NOTE 7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
January 1, 2004	January 2, 2003

8 7/8% Senior Subordinated Notes Due 2007;
  redeemable at 104.438%
9% Senior Subordinated Notes Due 2011;
  redeemable at a defined premium
Revolver; floating rate; 3.2% at
  January 1, 2004; matures June 30, 2005
Term loan; floating rate, 3.7% at
  January 1, 2004; matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 3.1% at
  January 1, 2004; matures June 30, 2005
Obligations under capital leases

Less current portion

$ 235,000 175,000 146,500 47,750 41,116 200 645,566 (16,963) $ 628,603 =========	$ 235,000 175,000 25,000 48,250 45,504 327 529,081 (5,015) $ 524,066 =========

Maturities of long-term debt for the five years subsequent to January 1, 2004 are as follows (in thousands):
2004 2005 2006 2007 2008	$ 16,963 218,587 16 235,000 --

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

At January 1, 2004, the maximum amount available under the Revolver was $264,000,000, which left $114,028,000 available for future borrowing after consideration of outstanding letters of credit. On December 23, 2003, the Company amended its Revolver to revise the reduction rate so that the maximum amount available under the Revolver decreases by $12,000,000 on December 31, 2004, and quarterly thereafter. Interest is computed on the outstanding principal balance of the Revolver based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.50%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of January 1, 2004, the margin was at 0.625% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.225% to 0.4375% per annum on the unused portion of the Revolver.

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

The Tropicana Enterprises Loan calls for monthly principal payments of $391,000 to $419,000, with a final payment of approximately $34,000,000 due at maturity. The Tropicana Enterprises Loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at the borrower's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon the Company's outstanding indebtedness and operating cash flow. As of January 1, 2004, the margin was at 0.375% less than the highest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly.

NOTE 8.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues. The leases extend for various periods up to 10 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 20 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

	January 1, 2004	January 2, 2003
Furniture and equipment Less accumulated amortization	$ 2,111 (2,067) $ 44 ========	$ 2,254 (2,150) $ 104 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $55,000 in 2003, $324,000 in 2002 and $807,000 in 2001.

Minimum future lease obligations on long-term, noncancelable leases in effect at January 1, 2004 are as follows (in thousands):

Year	Capital	Operating
2004 2005 2006 2007 2008 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 158 44 16 -- -- -- 218 (18) 200 (143) $ 57 =======	$ 4,453 3,021 1,360 643 156 298 $ 9,931 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

	2003	2002	2001
Minimum rentals Contingent rentals	$ 6,072 2,707 $ 8,779 ========	$ 7,327 5,443 $ 12,770 ========	$ 13,005 5,630 $ 18,635 ========

NOTE 9.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	January 1, 2004	January 2, 2003
Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	$ 17,960 2,531 315 20,806 (981) $ 19,825 ========	$ 15,219 2,783 348 18,350 (870) $ 17,480 ========

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

Beginning January 1, 2001, the Series B Stock was held by the Aztar Corporation 401(k) Plan Stock and Insurance Trust. During 2003, 2002 and 2001, respectively, 3,478 shares, 3,584 shares and 4,411 shares were redeemed primarily in connection with employee terminations. At January 1, 2004, cumulative redemptions totaled 47,470 shares. The Series B Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

The shares that have vested are redeemable at the higher of $100 per share plus accrued and unpaid dividends, appraised value or conversion value, at the election of the participant upon becoming eligible to redeem Series B Stock or at the election of the Company. The participant or beneficiary may elect to receive cash or common stock of the Company for the redemption value. The Company may elect to fund the redemption with either cash or its common stock. The excess of the redemption value of the Series B Stock over the carrying value is charged to retained earnings upon redemption. In order for a Series B Stock redemption to occur, a request for distribution is made by the participant or beneficiary. Those participants or beneficiaries who are eligible to redeem their Series B Stock are permitted to leave their Series B Stock in their account until an election for redemption is made or until federal statutes require a form of distribution.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 52,580,498 at January 1, 2004 and 52,413,498 at January 2, 2003. Common stock outstanding was net of 18,309,695 and 15,387,119 treasury shares at January 1, 2004 and January 2, 2003, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

In accordance with the Merger agreement, 666,572 shares of common stock that had not been claimed by the shareholders of Ramada were returned to the Company in December 1990 to be held as treasury shares until claimed. During 2001, 206 shares were claimed. No unclaimed shares were held by the Company as of January 1, 2004 and January 2, 2003.

In 1999, the Board of Directors authorized the Company to make discretionary repurchases of up to 8,000,000 shares of its common stock. In 2000, the Board of Directors authorized the Company to make discretionary repurchases of up to 3,000,000 additional shares of its common stock. There were 2,334,700,

4,973,000 and 3,692,300 shares repurchased under this program in 2001, 2000 and 1999, respectively. This share repurchase program was completed in October 2001. In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively. At January 1, 2004, there remained authority to repurchase 794,224 shares of common stock under this program. All purchases under the Company's stock repurchase program were made or may be made in the future from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 222 and 1,081 shares of its common stock in 2002 and 2001, respectively, from nonemployee Directors in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At January 1, 2004, January 2, 2003 and January 3, 2002, common shares reserved for future grants of stock options under the Company's stock option plans were 85,664, 694,664 and 1,427,331, respectively. At January 1, 2004, common shares reserved for the conversion of the Series B Stock were 556,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

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

A summary of the Company's stock option activity and related information is as follows (in thousands of shares):
	2003		2002		2001
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	4,253 633 (167) (24) -- 4,695 ====== 3,438 ====== $ 7.37	$11.37 $15.69 $ 8.78 $20.46 $ -- $12.00 $ 9.98	4,185 770 (665) (37) -- 4,253 ====== 3,002 ====== $11.00	$ 8.84 $21.38 $ 6.77 $16.66 $ -- $11.37 $ 8.74	3,955 542 (284) (28) -- 4,185 ====== 2,719 ====== $ 6.28	$ 8.18 $13.21 $ 7.95 $ 9.34 $ -- $ 8.84 $ 7.70

The following table summarizes additional information about the Company's stock options (in thousands of shares):
Options Outstanding		Options Exercisable

   Range of
Exercise Prices
 January 1, 2004
 $ 4.06 to $ 5.06
 $ 6.75 to $ 7.75
 $ 9.50 to $ 9.81
 $11.00 to $14.75
 $15.10 to $22.15

 January 2, 2003
 $ 4.06 to $ 5.06
 $ 6.75 to $ 7.75
 $ 9.50 to $ 9.81
 $11.00 to $14.75
 $18.52 to $22.15

 January 3, 2002
 $ 4.06 to $ 5.50
 $ 6.50 to $ 7.75
 $ 9.13 to $ 9.81
 $11.00 to $14.75

Shares Under Option 238 1,384 707 1,046 1,320 4,695 ====== 238 1,491 728 1,085 711 4,253 ====== 443 1,874 803 1,065 4,185 ======

Weighted-
Average
Remaining
Contractual
Life

3.0 years
4.5 years
5.7 years
6.9 years
8.8 years
6.4 years

4.0 years
5.4 years
6.7 years
7.9 years
9.4 years
6.9 years

5.0 years
6.1 years
7.6 years
8.9 years
7.0 years

	Weighted- Average Exercise Price $ 4.99 $ 7.30 $ 9.80 $12.58 $18.90 $12.00 $ 4.99 $ 7.29 $ 9.80 $12.59 $21.80 $11.37 $ 4.99 $ 7.25 $ 9.76 $12.56 $ 8.84	Shares Under Option 238 1,384 707 854 255 3,438 ====== 238 1,491 701 542 30 3,002 ====== 441 1,577 497 204 2,719 ======	Weighted- Average Exercise Price $ 4.99 $ 7.30 $ 9.80 $12.43 $21.45 $ 9.98 $ 4.99 $ 7.29 $ 9.81 $12.37 $20.46 $ 8.74 $ 4.99 $ 7.25 $ 9.77 $12.02 $ 7.70

NOTE 13.  BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. Effective January 3, 2003, the Company established the Aztar Corporation Nonqualified Retirement Trust for the benefit of employees covered by one of the Company's nonqualified defined benefit pension plans. The Company contributed $6,217,000 to this irrevocable trust on January 9, 2003. To support the benefit liability of the deferred compensation plan, the Company has purchased life insurance contracts. The market value of the trust and the cash value of the life insurance was $8,123,000 and $1,792,000 at January 1, 2004 and January 2, 2003, respectively. The funds in the trust and life insurance contracts are assets of the Company and are included in other assets. The Company uses a December 31 measurement date for all of its plans. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2003 and 2002 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of January 1, 2004 and January 2, 2003 (in thousands):
Defined Benefit Plans		Deferred Compensation Plan
2003	2002	2003	2002

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Plan amendment (a)
Actuarial loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  loss
Unrecognized prior
  service cost

Net amount recognized

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
  Accrued benefit liability
  Intangible asset
  Accumulated other
    comprehensive loss (b)

Net amount recognized

$ 12,310 91 812 318 2,928 (271) 16,188 -- (16,188) 6,397 283 $ (9,508) ======== $(11,350) 281 1,561 $ (9,508) ========	$ 10,133 -- 725 -- 1,723 (271) 12,310 -- (12,310) 3,902 190 $ (8,218) ======== $ (8,890) -- 672 $ (8,218) ========	$ 6,329 12 401 -- 261 (393) 6,610 -- (6,610) 531 -- $ (6,079) ======== $ (6,610) -- 531 $ (6,079) ========	$ 5,866 13 413 -- 361 (324) 6,329 -- (6,329) 270 -- $ (6,059) ======== $ (6,329) -- 270 $ (6,059) ========

(a)	Effective January 3, 2003, the Company's Board of Directors authorized the establishment of the Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives.
(b)

In the Consolidated Statements of Shareholders' Equity, accumulated other comprehensive loss relating to a minimum pension liability adjustment during the year is reported net of an income tax benefit of $236, $140 and $190 in 2003, 2002 and 2001, respectively.

The accumulated benefit obligation for the defined benefit plans was $11,350,000 and $8,795,000 at January 1, 2004 and January 2, 2003, respectively. The accumulated benefit obligation for the deferred compensation plan was $6,610,000 and $6,329,000 at January 1, 2004 and January 2, 2003, respectively.

The weighted average assumptions used to determine the Company's benefit obligation are as follows:
	Defined Benefit Plans		Deferred Compensation Plan
	2003	2002	2003	2002
Discount rate Rate of compensation increase	6.00% 5.00%	6.50% 5.00%	6.00% N/A	6.50% N/A

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2003	2002	2001	2003	2002	2001
Service cost Interest cost Amortization of prior service cost Recognized net actuarial (gain)loss Cash surrender value increase net of premium expense	$ 91 812 224 433 -- $1,560 ======	$ -- 725 150 195 -- $1,070 ======	$ -- 680 150 (55) -- $ 775 ======	$ 12 401 -- -- (322) $ 91 ======	$ 13 413 -- -- (318) $ 108 ======	$ 14 412 -- -- (287) $ 139 ======

The weighted average assumptions used to determine the Company's benefit plan expense are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2003	2002	2001	2003	2002	2001
Discount rate Rate of compensation increase	6.50% 5.00%	7.25% 5.00%	7.50% 5.00%	6.50% N/A	7.25% N/A	7.50% N/A

The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% in 2003, 2002 and 2001 of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $2,269,000, $2,431,000 and $2,342,000 in 2003, 2002 and 2001, respectively. The Company contributed $4,695,000, $4,390,000 and $4,039,000 in 2003, 2002 and 2001, respectively, to trusteed pension plans under various collective bargaining agreements.

NOTE 14.  AMORTIZATION

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses was $2,673,000 in 2001.

A reconciliation of the Company's reported net income to pro forma net income to give effect to SFAS 142 is as follows (in thousands, except per share data):
2003	2002	2001

Reported net income
Addback: Initial gaming licenses
  amortization, net of income tax of
  $1,069 in 2001
Pro forma net income

Net income per common share:
  As reported
  Initial gaming licenses amortization
  Pro forma

Net income per common share
  assuming dilution:
  As reported
  Initial gaming licenses amortization
  Pro forma

$ 60,930 -- $ 60,930 ======== $ 1.72 -- $ 1.72 ======== $ 1.66 -- $ 1.66 ========	$ 58,859 -- $ 58,859 ======== $ 1.56 -- $ 1.56 ======== $ 1.51 -- $ 1.51 ========	$ 58,009 1,604 $ 59,613 ======== $ 1.53 .04 $ 1.57 ======== $ 1.48 .04 $ 1.52 ========

NOTE 15.  ACCOUNTING FOR THE IMPACT OF THE OCTOBER 30, 2003 CONSTRUCTION ACCIDENT

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations were disrupted by the temporary evacuation of 600 hotel rooms and the temporary closure of the parking garages that are part of the existing property. Two streets adjacent to the property remained closed through January 1, 2004, preventing use of the bus terminal and limiting access to the existing parking garages and the porte cochere. Construction has recommenced in the portion of the expansion project unaffected by the accident.

For the year ended January 1, 2004, the Company included a charge of $512,000 in general and administrative expenses. The charge related primarily to a deductible on liability insurance and professional fees incurred. The Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000. The full extent of the asset loss will not be known until debris removal is completed and a full inspection of potential damages is performed. The Company will continue to assess other potential losses and costs it might incur in relation to the construction accident; however, these costs are not yet accruable.

The Company has business interruption insurance policies but no profit recovery was recorded at January 1, 2004. Profit recovery from business interruption insurance will be recorded when the amount of recovery is agreed to by the insurers.

NOTE 16.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2003	2002	2001
Current: Federal State Deferred: Federal State	$(22,506) (5,260) (27,766) (1,131) 443 (688) $(28,454) ========	$(18,933) (5,124) (24,057) (12,284) (633) (12,917) $(36,974) ========	$(19,457) 80 (19,377) (12,854) 157 (12,697) $(32,074) ========

The Internal Revenue Service ("IRS") is examining the Company's income tax returns for the years 2000 through 2002. During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6,724,000. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring. The Company has reserved the right to pursue the unagreed portion in court and would receive a refund, if successful. In 2002, the Company settled these same two issues with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1,041,000. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. Although the Company cannot predict the outcome of this matter with any certainty, the Company believes that it has a meritorious legal defense to those assessments and has not recorded an accrual for payment. It is reasonably possible that the Company's estimate may change in the near term, as necessary to reflect future developments. The amount involved, including the Company's estimate of interest, net of a federal income tax benefit assuming continuation through January 1, 2004, was approximately $11,300,000 at January 1, 2004.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2003	2002	2001
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Other, net	$ (31,284) (3,137) 105 5,708 432 (278) $ (28,454) =========	$ (33,542) (3,693) (628) 567 412 (90) $ (36,974) =========	$ (31,529) (230) (399) (368) 525 (73) $ (32,074) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
January 1, 2004	January 2, 2003

Net operating loss carryforward
Accrued bad debt expense
Accrued compensation
Accrued liabilities

Gross deferred tax assets

Deferred tax asset valuation allowance

Other
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 749 8,845 7,491 9,734 26,819 (337) (325) (38,674) (38,999) $(12,517) ========	$ 2,026 10,525 8,318 9,578 30,447 (1,814) (7,681) (32,781) (40,462) $(11,829) ========

Gross deferred tax assets are reduced by a valuation allowance. The beginning-of-year valuation allowance was reduced during 2003, 2002 and 2001, which caused a decrease in income tax expense of $21,000, $154,000 and $305,000, respectively.

At January 1, 2004, the Company has net operating loss carryforwards for state income tax purposes that will expire in the following years if not used (in thousands):
2004 2005 2006 2007 to 2021	$ 479 3,938 1,312 42,800

NOTE 17.  EARNINGS PER SHARE

The computations of net income per common share and net income per common share, assuming dilution, are as follows (in thousands, except per share data):
2003	2002	2001

Net income

Less: preferred stock dividend and
  losses on redemption

Income available to common shareholders

Plus: income impact of assumed conversion
  of dilutive preferred stock

Income available to common shareholders
  plus dilutive potential common shares

$ 60,930 (777) 60,153 420 $ 60,573 =========	$ 58,859 (848) 58,011 448 $ 58,459 =========	$ 58,009 (794) 57,215 476 $ 57,691 =========

Weighted-average common shares applicable
  to net income per common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per common
  share assuming dilution

Net income per common share

Net income per common share assuming dilution

34,999 1,008 556 1,564 36,563 ========= $ 1.72 ========= $ 1.66 =========	37,191 1,058 592 1,650 38,841 ========= $ 1.56 ========= $ 1.51 =========	37,385 948 630 1,578 38,963 ========= $ 1.53 ========= $ 1.48 =========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 677,000 and 1,258,000 at January 1, 2004 and January 2, 2003, respectively. No stock options were excluded at January 3, 2002.

NOTE 18.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $8,000,000 at January 1, 2004. In connection with these matters, the Company's accrued liability was $3,833,000 at both January 1, 2004 and January 2, 2003.

The CRDA has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $1,182,000 and $448,000 at January 1, 2004 and January 2, 2003, respectively, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $19,000,000 at January 1, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at January 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $58,000,000 at January 1, 2004.

At January 1, 2004, the Company had commitments of approximately $67,000,000 for the Atlantic City Tropicana expansion project and approximately $4,000,000 for an executive conference center project at Casino Aztar Evansville.

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
January 1, 2004		January 2, 2003
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
  Investments
  Other assets

Liabilities
  Accounts payable and accruals
  Current portion of long-term
    debt
  Current portion of other long-
    term liabilities
  Long-term debt
  Other long-term liabilities

Series B convertible
  preferred stock

Off-Balance-Sheet
  Letters of credit

$ 19,586 6,266 3,833 16,963 252 628,603 2,279 5,253 --	$ 19,586 6,266 650 16,963 252 655,653 2,279 12,187 4,748	$ 17,420 -- 3,833 5,015 252 524,066 2,531 5,601 --	$ 17,420 -- 700 5,015 252 533,141 2,531 10,025 3,433

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

Included in other assets is a trust established for the benefit of employees covered by one of the Company's nonqualified defined benefit pension plans. The funds in the trust are invested in money market securities. The fair value of the money market securities approximates cost.

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

NOTE 20.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter. The Company's common stock is listed on the New York Stock Exchange.
	First	Second	Third	Fourth

2003
Revenues
Operating income
Income before income taxes
Income taxes (a)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

2002
Revenues
Operating income (b)
Income before income taxes (b)
Income taxes (c)(d)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

Common Stock Prices
2003 - High
     - Low
2002 - High
     - Low

	$ 203,016 31,671 22,310 (8,765) 13,545 ..37 ..36 $ 205,994 32,097 21,672 (7,913) 13,759 ..37 ..35 $ 15.00 11.43 23.20 17.25	$ 214,519 39,972 30,963 (12,172) 18,791 ..53 ..51 $ 211,101 39,608 29,126 (12,648) 16,478 ..44 ..42 $ 17.17 13.41 25.90 17.90	$ 210,267 35,611 26,990 (10,088) 16,902 ..48 ..46 $ 218,106 36,932 26,802 (10,233) 16,569 ..44 ..43 $ 19.90 15.76 20.05 12.40	$ 185,344 17,769 9,121 2,571 11,692 ..34 ..32 $ 199,073 27,843 18,233 (6,180) 12,053 ..32 ..31 $ 23.94 16.15 15.13 11.00
(a)

In the fourth quarter of 2003, the Company settled one of the two remaining issues entirely and a portion of the other remaining issue with the Internal Revenue Service related to the examination of the Company's income tax returns for the years 1994 through 1999. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring. The settlement resulted in a tax benefit of $6,724.

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

(c)

During the second quarter of 2002, the State of New Jersey enacted the Business Tax Reform Act, which was retroactive to the beginning of 2002. As a result, the Company's second-quarter income tax provision included an additional $1,800 to provide for the effect of this new tax legislation on the Company's year-to-date results through the second quarter 2002.

(d)

In the fourth quarter of 2002, the Company settled the remaining two issues with the Internal Revenue Service related to the examination of the Company's income tax returns for the years 1992 and 1993. The two issues involved the deductibility of certain complimentaries provided to customers and the deductibility of a portion of payments on certain liabilities related to the Restructuring. The settlement resulted in a tax benefit of $1,041.

Management's Discussion and Analysis

Overview

  Introduction

We own and operate casino hotels in Atlantic City, New Jersey and Las Vegas, Nevada, under the Tropicana name and in Laughlin, Nevada, as Ramada Express. We own and operate casino riverboats in Caruthersville, Missouri and Evansville, Indiana under the Casino Aztar name. Our product concept is the creation of fun, fantasy, excitement and entertainment in a casino gaming environment. Each of our casinos is designed and operated to serve the unique demographics of its particular market.

Approximately 79% of our consolidated revenues were generated from gaming activities and nearly 9% from rooms revenue. Gaming activity is generated from two primary sources: (1) slot machines and (2) table games. Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses before deducting costs and expenses. This is also referred to as the hold. The hold percentage is the relationship of hold to the total amount wagered. Rooms revenue is driven primarily by two factors: (1) average daily rate and (2) occupancy percentage. The average daily rate is a measure of the average rooms revenue generated per occupied room per night. The occupancy percentage is a measure of what portion of our total rooms available are occupied by guests. Both measurements are impacted primarily by customer demand.

  General Themes

Our company and our industry rely in great part on consumer discretionary spending. As a result, we will generally experience higher revenues and operating income in periods of economic growth and when consumer confidence is rising. However, industry revenue tends to be less cyclical than in some other discretionary sectors.

As discussed below, several states are considering legalizing various forms of casino gaming, from slots at horse racing tracks to full-service casinos. To the extent such competitive products are introduced in markets which overlap with our established casino markets, there may be dilution of our market penetration. Further, the expansion in the number of Native American casinos may slow or reverse growth in certain of our markets.

Over the past two years, several jurisdictions in which casino gaming is conducted have increased taxes on gaming and hotel operations, including gaming taxes, hotel taxes and admissions taxes. In an environment in which many state governments are dealing with budget shortfalls, the potential for further tax increases on the industry exists.

In order to facilitate growth, large amounts of capital are required for the construction, expansion and acquisition of casino facilities. During most of 2003 and in early 2004, the industry has had access to abundant and relatively inexpensive sources of capital as interest rates have continued at historic record lows. The continued availability of this inexpensive capital will be critical as we look for growth and expansion opportunities in the future.

The casino and hospitality industries can be adversely affected by terrorist activity or the threat, perceived or otherwise, of terrorist activity. Such activity or threat may limit levels of business and personal travel and cause concerns about the safety of high-profile recreational areas, such as Las Vegas.

  Property Specific Opportunities and Challenges

  Tropicana Atlantic City

The most critical issue facing the Tropicana Atlantic City property in 2004 will be the establishment of a new timeline for the full resumption and completion of the construction of our hotel, garage and dining/entertainment/retail expansion. The expansion had been expected to open near the end of the first quarter 2004. On October 30, 2003, there was a serious accident on the expansion site that brought construction to a halt. Construction has recommenced on portions of the project, but debris removal from the accident area will need to be completed and the adjacent structure inspected before a full understanding of the reconstruction tasks and completion timeframe can be reached. Our preliminary schedule calls for the opening of the expansion by the end of September 2004. We are depending on the general contractor to perform under the terms of the contract and to deliver a completed project. We are also depending on the tenants in our dining/ entertainment/retail complex to timely perform under the terms of their leases. Once the project is completed, our goal is for it to become an important engine of growth for the company.

In mid-2003, a new casino hotel (The Borgata Hotel, Casino and Spa) opened in Atlantic City. This represents the first new casino hotel addition to the Atlantic City market since 1990. The Borgata is an attractive, state-of-the-art property that has been successful in its first 6 months in the market, having garnered an 11% market share. While the entire Atlantic City market has grown with the addition of The Borgata, each casino hotel, including the Tropicana, will be challenged to sustain its revenue base until the market as a whole grows to absorb fully the new capacity generated by The Borgata.

Several nearby states are conducting or considering expansion or implementation of various forms of gaming. Pennsylvania is considering slots at horse racing tracks and a limited number of slot parlors in Philadelphia and/or Pittsburgh. Maryland is considering slots at horse racing tracks or larger full-scale casinos. The State of New York is witnessing the installation of video lottery terminals at certain of its horse racing tracks and the preparation for Native American casinos in the Catskills. While the proliferation of gaming in these jurisdictions is not positive for Atlantic City, we believe that a) the Eastern seaboard is still not approaching the penetration levels that other markets enjoy and b) the variety and breadth of the Atlantic City market sets it apart as unique from other venues in the region.

  Tropicana Las Vegas

The Tropicana Las Vegas sits on an approximately 34 acre parcel at one of the premier locations in Las Vegas. After the ongoing expansion in Atlantic City, this property represents the next significant growth opportunity for us. The current operations at the site are successful, but the age of the improvements make us less attractive and competitive than many of the newer properties in our vicinity. We are evaluating whether to build a new casino hotel resort on the northernmost half (17 acres) of the property. A detailed design has almost been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We plan to complete construction documents and estimated construction costs by the end of the second quarter of 2004. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development. The decision to proceed may depend, among other things, upon the health of the Las Vegas and national economies, the competitive environment on the Las Vegas Strip, and the successful opening of the Atlantic City expansion. We expect the construction cost (not including the land component) to be approximately $700 million. We will have to raise a significant portion of the cost in the capital markets. The continued access to attractively priced capital will affect the economic cost of the project and the ultimate return to shareholders. We view this opportunity as an important next step in our growth. The southern portion of the site would be held for our future development, joint venture development, or sale for development by another party.

Financial Condition -
Liquidity and Capital Resources

  Cash

At January 1, 2004, our cash balance was higher than normal due to our fiscal year end being on a banking holiday following a very busy New Year's Eve.

  Revolving Credit Facility

At January 1, 2004, the outstanding balance of our revolving credit facility was $146.5 million, leaving $114 million available for future borrowing after consideration of outstanding letters of credit. The maximum amount available decreases by $12 million on December 31, 2004, and quarterly thereafter until maturity on June 30, 2005. Interest on the revolving credit facility is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.5%, or the prime rate plus a margin ranging from zero to 1.25%. The applicable margin is dependent upon our outstanding indebtedness and operating cash flow.

The revolving credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The revolving credit facility prohibits dividends on our common stock (other than dividends payable in common stock) and repurchases of our common stock in excess of $250 million with limited exceptions. In addition, the revolving credit facility contains quarterly financial tests, including a minimum requirement for operating cash flow, a minimum ratio of fixed charge coverage and maximum ratios of total debt and senior debt to operating cash flow. At January 1, 2004, we are in compliance with these financial tests.

Our day-to-day operations are financed through a net working capital deficit, a practice that is common among companies operating in the gaming industry. Cash needs are evaluated daily, and if necessary, are satisfied by drawing on our revolving credit facility. Because our casinos generate significant cash flows on a daily basis, we generally apply any cash excesses to our revolving credit facility after satisfying current liabilities that are due within the course of their normal business cycle. We believe that the existence of a working capital deficit has no impact on our ability to operate our business or meet our obligations as they become due.

  Other Long-term Debt

Our other variable-rate debt consists of a term loan and the Tropicana Enterprises loan. At January 1, 2004, the balance of the term loan was $47.75 million with quarterly principal payments of $0.125 million due on a calendar basis through June 30, 2004, and $11.875 million due quarterly thereafter until maturity on June 30, 2005. Interest on the term loan is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin of 2.5%. At January 1, 2004, the balance of the Tropicana Enterprises loan was $41.116 million with monthly principal payments of approximately $0.4 million, with a final payment of approximately $34 million due at maturity on June 30, 2005. The Tropicana Enterprises loan is collateralized by the Las Vegas Tropicana property. Interest is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.25%, or the prime rate plus a margin ranging from zero to 1.00%. The applicable margin is dependent upon our outstanding indebtedness and operating cash flow.

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

During 2004, we expect to evaluate our need and ability to refinance our 8 7/8% Notes. The purpose of refinancing our 8 7/8% Notes would be to extend the 2007 maturity date and if market conditions permit, procure a more favorable interest rate. We also anticipate refinancing our variable rate debt during 2004. The purpose of this refinancing would be to extend the June 30, 2005 maturity date. If the company were successful in refinancing this debt, the unamortized debt issuance costs associated with the 8 7/8% Notes and the variable rate debt would be written off as a loss on the early retirement of debt. At January 1, 2004, these unamortized costs totaled $3.8 million. Any premium paid to retire this debt would also be a loss on the early retirement of debt.

  Additional Source and Use of Cash

During 2003, we received $1.5 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than expenditures for the Tropicana Atlantic City development and the development in Evansville, Indiana discussed below, were primarily of a routine nature.

  Tropicana Atlantic City Development

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances and incremental project costs resulting from construction delays related to the October 30, 2003 accident previously discussed that may not be recoverable under our insurance, the expansion project may cost $15 million to $20 million more than previously estimated. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and timing of any such recoveries are unknown at this time. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During 2003, our purchases of property and equipment on an accrual basis, including capitalized interest of $8.3 million, were $104.8 million for this project, and our expenditures for tenant allowances were $1.5 million. During 2004, we expect to spend approximately $95 million to $100 million on this project including capitalized interest and tenant allowances.

  Tropicana Las Vegas Development

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has almost been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We plan to complete construction documents and estimated construction costs by the end of the second quarter of 2004. During 2003, we capitalized $9.5 million for design development costs included in intangible assets. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $59.3 million at January 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8.1 million at January 1, 2004.

  Other Development

During 2003, we purchased two parcels of land in proximity to our operating facility in Evansville, Indiana at a combined cost of $1.2 million. One parcel is being used to accommodate an executive conference center that is currently under construction and is scheduled for completion during 2004. The other parcel will be held for future development. In December 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. We plan to have additional development in Evansville but the timing is tentative.

  Stock Repurchase Program

In December 2002, our board of directors authorized discretionary repurchases of up to 4.0 million shares of our common stock. We do not anticipate the stock repurchase program to impact the timing, scope or financing of our development plans. We repurchased 2,922,576 shares of our common stock in 2003 at an average price of $14.43 per share and in 2002, we repurchased 283,200 shares at an average price of $14.31 per share. Purchases under our stock repurchase program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

  Contingent Liabilities and Commitments

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. Those assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We have filed a formal protest for the years 1998 through 2000. Although we cannot predict the outcome of this matter with any certainty, we believe that we have a meritorious legal defense to those assessments and have not recorded an accrual for payment. It is reasonably possible that our estimate may change in the near term, as necessary to reflect future developments. The amount involved, including our estimate of interest, net of a federal income tax benefit assuming continuation through January 1, 2004, was approximately $11.3 million at January 1, 2004.

We agreed to indemnify Ramada Inc. against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $8 million at January 1, 2004. In connection with these matters, our accrued liability was $3.8 million at both January 1, 2004 and January 2, 2003.

The Casino Reinvestment Development Authority has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $1.2 million at January 1, 2004, of our CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy our investment obligation based upon our New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent our CRDA deposits are used to service these bonds, we would receive credit against future investment obligations. Our CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. We received a fee for this arrangement that is being amortized on a straight-line basis through 2013. Our estimate of the maximum potential deposits that could be used to service CRDA bonds is $19 million at January 1, 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at January 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $58 million at January 1, 2004.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed $6.2 million to this trust on January 9, 2003 and we will contribute $2 million in early 2004. We will make periodic contributions to the trust so that funds in the trust equal the benefit obligation. The funds in the trust continue to be assets of Aztar.

At January 1, 2004, we had commitments of approximately $67 million for the Tropicana Atlantic City expansion project and approximately $4 million for the executive conference center project at Casino Aztar Evansville.

  Contractual Obligations

The following table summarizes our future contractual obligations, in millions, at January 1, 2004:
Payments due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including current portion Capital lease obligations Operating leases Purchase obligations Other long-term liabilities, including current portion but excluding deferred income Total	$ 645.4 0.2 9.9 131.9 18.3 $ 805.7	$ 16.8 0.2 4.4 121.4 0.7 $ 143.5	$ 218.6 -- 4.4 8.7 1.5 $ 233.2	$ 235.0 -- 0.8 1.4 1.4 $ 238.6	$ 175.0 -- 0.3 0.4 14.7 $ 190.4

Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the company. Of the total purchase obligations at January 1, 2004, approximately $42 million are cancelable by the company upon providing a 30 - 90 day notice. The commitments of approximately $67 million for the Tropicana Atlantic City expansion project and approximately $4 million for the executive conference center project at Casino Aztar Evansville are included in purchase obligations.

Results of Operations

The following table sets forth, in millions, our revenues and operating income on a consolidated basis and the portions thereof generated by each of our five casino properties. We use a 52/53 week fiscal year ending on the Thursday nearest December 31.
Year Ended
	2003 (52 weeks)	2002 (52 weeks)	2001 (53 weeks)

Revenues:
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Consolidated

EBITDA: (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Consolidated

Operating income (loss):
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Consolidated

	$ 420.6 153.6 89.8 126.0 23.1 813.1 $ 105.0 26.1 20.5 35.8 4.2 (15.7) 175.9 $ 75.1 19.6 14.3 30.2 1.5 (15.7) 125.0	$ 453.8 147.2 92.8 116.3 24.2 834.3 $ 120.7 23.0 22.7 30.3 4.5 (14.2) 187.0 $ 92.0 16.2 16.7 24.2 1.7 (14.3) 136.5	$ 467.8 154.5 96.2 106.0 25.0 849.5 $ 124.0 16.7 23.4 27.8 4.5 (13.2) 183.2 $ 97.5 9.0 17.7 18.8 1.6 (13.2) 131.4

(a)	See the SUMMARY OF SELECTED FINANCIAL DATA for an explanation of EBITDA and a reconciliation to net income.

Results of Operations -
2003 versus 2002

The decrease in consolidated revenues in 2003 was due primarily to a $31.9 million decrease in casino revenue at the Tropicana Atlantic City offset by a $9.5 million increase in casino revenue at Casino Aztar Evansville. Our 2003 revenues and operating income at the Tropicana Atlantic City were impacted by two events: (1) an accident on the site of the construction of the parking-garage component of the expansion on October 30, 2003 and (2) the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations were disrupted by the temporary evacuation of 600 hotel rooms and the temporary closure of the parking garages that are part of the existing property. Two streets adjacent to the property remained closed through January 1, 2004, preventing use of the bus terminal and limiting access to the existing parking garages and the porte cochere. For 2003, we included a charge of $0.5 million in general and administrative expenses. The charge related primarily to a deductible on liability insurance and professional fees incurred. We reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. The full extent of the asset loss will not be known until debris removal is completed and a full inspection of potential damages is performed. We will continue to assess other potential losses and costs we might incur in relation to the construction accident; however, these costs are not yet accruable. We have business interruption insurance policies but no profit recovery was recorded at January 1, 2004. Profit recovery from business interruption insurance will be recorded when the amount of recovery is agreed to by the insurers.

The increase in revenues at Casino Aztar Evansville was attributable to a change in the State of Indiana rules of operation permitting open boarding of casino patrons. The new rule increased accessibility to our casino riverboat by eliminating cruising schedules. Consolidated rooms revenue increased primarily due to a $3.4 million increase in rooms revenue at the Tropicana Las Vegas offset by a $1.0 million decrease in rooms revenue at Ramada Express. The increase in the Tropicana Las Vegas rooms revenue was due to an increase in the occupancy rate and an increase in the average daily rate due to stronger demand. The decrease in the Ramada Express rooms revenue was due to a decrease in occupied rooms and a decrease in the average daily rate. Our competition lowered room prices and our occupancy decreased as we unsuccessfully tried to hold our rates.

Consolidated casino costs decreased $3.2 million. This decrease consists primarily of an $11.8 million decrease in Tropicana Atlantic City casino costs, offset by a $7.3 million increase in casino costs at Casino Aztar Evansville. The decrease in casino costs at Tropicana Atlantic City was related to the decrease in the property's casino revenue. The increase in casino costs at Casino Aztar Evansville was due to the institution of a graduated gaming tax that became effective in the third quarter of 2002 and higher payroll costs.

Consolidated marketing costs decreased $5.3 million or 6% during 2003 compared with 2002. This decrease was primarily due to reductions in business promotion expenses and payroll related expenses at Tropicana Atlantic City. The provision for doubtful accounts decreased $1.1 million in 2003 compared with 2002 primarily as a result of a decrease at Tropicana Atlantic City, where we issued less credit and experienced a lower level of returned items on the credit issued. Credit issued at Tropicana Atlantic City was down 28% in 2003 relative to 2002. When we provide for doubtful accounts receivable, we look at the amount of credit issued, the balance of our net receivable, an aging of that net receivable and consideration of any additional risk factors such as international versus domestic. The analysis we perform in evaluating our net receivable balance consists of separating receivables into those that are routine and small in balance, where we provide an allowance based on aging, and those that are larger in balance or nonroutine in nature, where we provide an allowance that subjectively considers their characteristics in addition to aging, such as credit and payment history of the customer, financial condition of the customer, collection strategies that can be used, collateral that can be obtained and whether it is international or domestic.

Consolidated property taxes and insurance expense was $29.4 million or 7% higher in 2003 compared with 2002 primarily due to an increase in property insurance. As a result of conditions in the insurance markets, our insurance costs increased substantially beginning in July 2002. Our consolidated rent expense decreased $4.0 million or 31% in 2003 compared with 2002 primarily as a result of an amendment to our riverboat landing lease agreement with the City of Evansville whereby we receive credit against our rent for development that we perform and our acquisition of the Tropicana Enterprises partnership interests on February 28, 2002. The acquisition eliminated our real estate rent expense at Tropicana Las Vegas. Prior to the acquisition, this expense was $1.4 million in 2002, net of intercompany eliminations.

  Tropicana Atlantic City

Casino revenue was $368.1 million in 2003 compared with $400.0 million in 2002. Slot revenue and games revenue decreased in 2003 by $18.9 million or 7% and $13.0 million or 11%, respectively, due to increased competition from the July 3, 2003 opening of the Borgata Hotel, Casino and Spa and business interruption resulting from the October 30, 2003 construction accident previously mentioned. During the period of July through October 2003, our slot revenue was down $7.5 million or 8% compared with the same period a year ago and the amount wagered at our table games was down 18%. During November and December 2003, our slot revenue was down $7.7 million or 18% compared with the same period a year ago and the amount wagered at our table games was down 27%.

Casino costs decreased $11.8 million in 2003 compared with 2002 primarily due to a decrease in casino revenue. As discussed above, marketing costs were 10% or $5.8 million lower in 2003 compared with 2002 primarily due to reductions in business promotion expenses and payroll related expenses. As previously discussed, the provision for doubtful accounts was $1.1 million lower in 2003 compared with 2002.

Our property taxes and insurance expense increased $1.3 million in 2003 compared with 2002. This change is primarily due to an increase in property insurance as discussed above.

  Tropicana Las Vegas

Rooms revenue increased $3.4 million in 2003 compared with 2002 primarily as a result of a 4% increase in rooms occupied on a noncomplimentary basis and a 5% increase in the average daily rate. Our occupancy and our average daily rate were higher in 2003 relative to 2002 due to increased tourism to the Las Vegas market during 2003. Las Vegas tourism had declined during 2002 as a consequence of the September 11, 2001 terrorist acts.

Rooms costs increased $1.1 million in 2003 versus 2002 primarily due to an increase in labor costs resulting from the renewal of a collective bargaining agreement with the Culinary Workers Union and an increase in occupied rooms. Rent expense was $0.7 million in 2003 compared with $2.1 million in 2002. Rent expense decreased as a result of our acquisition of the Tropicana Enterprises partnership interests on February 28, 2002. This acquisition eliminated our real estate rent expense at Tropicana Las Vegas. Prior to the acquisition, this expense was $1.4 million in 2002, net of intercompany eliminations.

  Ramada Express

Rooms revenue decreased by $1.0 million or 11% in 2003 compared with 2002 primarily due to a decrease in average daily rate and a 2% decrease in occupied rooms. Our competition lowered room prices and our occupancy decreased as we unsuccessfully tried to hold our rates. Our rooms costs decreased by $0.3 million in 2003 compared with 2002 primarily as a result of a decrease in occupied rooms.

  Casino Aztar Evansville

Casino revenue was $9.5 million or 9% higher in 2003 compared with 2002 primarily due to an increase in slot revenue. We have benefited from a change in the State of Indiana rules of operation permitting open boarding of casino patrons that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruising schedules.

Casino costs increased $7.3 million or 20% in 2003 from 2002 due to the institution of a graduated gaming tax structure by the State of Indiana and higher payroll costs. Gaming taxes were $5.1 million higher in 2003 relative to 2002, which included $1.3 million recorded in the second quarter of 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply the dockside graduated tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming came into effect. Payroll costs increased $1.6 million in 2003 versus 2002 due to the hiring of additional staff combined with an increase in employee benefit costs. Other costs were $1.4 million lower in 2003 than in 2002 due to a decrease in our admission tax. Our admission tax decreased as a result of dockside gaming. With dockside gaming, effective August 1, 2002, our admission tax became $3 per entry versus $3 per person per cruise.

Rent expense was $4.8 million in 2003 compared with $7.3 million in 2002. Rent expense decreased as a result of an amendment to our riverboat landing lease agreement with the City of Evansville whereby we receive credit against our rent for development projects. During 2003, we received credit in connection with our executive conference center. We plan to have additional development in Evansville but the timing is tentative. Under the terms of the lease agreement, rent expense is calculated by applying defined rent rates against the property's annual casino revenue, on a graduated basis. During 2004, the rent rates increase and rent expense will be higher if we don't have a development project.

  Corporate

Corporate expenses increased as a result of costs incurred in connection with business development work and directors and officers insurance.

  Interest Expense

The decrease in interest expense in 2003 compared with 2002 was primarily due to increased capitalized interest on the Atlantic City Tropicana expansion. Interest capitalized during 2003 was $8.3 million compared with $3.0 million during 2002.

  Income Taxes

Our effective income tax rate decreased in 2003 compared with 2002 primarily as a result of a settlement with the Internal Revenue Service for two remaining issues for the years 1994 through 1999. In the fourth quarter of 2003, we settled one of the two issues entirely involving the deductibility of certain complimentaries provided to customers. The other issue, involving the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, was partially settled. We have reserved the right to pursue the unagreed portion of this issue in court and we would receive a refund, if successful. The settlement resulted in a tax benefit of $6.7 million. In 2002, we settled these same two issues with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1.0 million.

Results of Operations -
2002 versus 2001

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

  Tropicana Las Vegas

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

Casino costs decreased $3.7 million in 2002 compared with 2001 as a result of decreases in complimentary and payroll expenses. Gaming taxes also decreased as a result of the lower casino revenue. Rent expense was $2.1 million in 2002 compared with $9.5 million in 2001. Rent expense decreased as a result of our acquisition of the Tropicana Enterprises partnership interests on February 28, 2002. This acquisition eliminated our real estate rent expense at Tropicana Las Vegas. Prior to the acquisition, this expense was $1.4 million in 2002 and $8.6 million in 2001, net of intercompany eliminations. Depreciation and amortization was $6.8 million in 2002 compared with $7.7 million in 2001. Depreciation and amortization is lower as a result of assets becoming fully depreciated, more than offsetting the increase caused by the acquisition of the Tropicana Enterprises partnership interests.

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

  Casino Aztar Evansville

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

Rent expense was $7.3 million in 2002 compared with $5.8 million in 2001. Rent expense increased as a result of increased rent to the City of Evansville relating to our riverboat landing lease. Casino revenue is a component used in the calculation of rent expense under this lease. Depreciation and amortization was $6.1 million in 2002 compared with $9.0 million in 2001. Amortization decreased primarily as a result of ceasing amortization of the cost of our initial gaming license beginning January 4, 2002 because we determined, under the criteria established in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that is effective in 2002, that this asset has an indefinite life.

  Corporate

Corporate expenses increased as a result of an increase in incentive compensation and costs incurred in connection with business development work.

  Interest Expense

The increase in interest expense in 2002 compared with 2001 was primarily due to higher levels of debt outstanding as a result of the purchase of the Tropicana Enterprises partnership interests, partially offset by lower interest rates and increased capitalized interest on the Atlantic City Tropicana expansion. Interest capitalized during 2002 was $3.0 million compared with $1.3 million during 2001.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our CRDA investments, long-term debt and Series B convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At January 2, 2003, the carrying value, including the current portion, of our long-term debt at a fixed rate was $410.3 million and at a variable rate it was $118.8 million. During 2003, our primary activity in long-term debt was borrowing under our revolving credit facility.

The following table provides information at January 1, 2004, about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Other investments
   Fixed rate
   Average
    interest rate

Liabilities
 Long-term debt,
  including
   current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

Series B
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2004 -- -- $0.2 11.6% $16.8 -- --	2005 -- -- -- -- $218.6 -- --	2006 -- -- -- -- -- -- --	2007 -- -- $235.0 8.9% -- -- --	2008 -- -- -- -- -- -- --	There- after $19.6 4.1% $175.0 9.0% -- $5.3 8.0%	Total $19.6 $410.2 $235.4 $5.3	Fair Value $19.6 $437.2 $235.4 $12.2

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

Property and equipment - At January 1, 2004, we have property and equipment of $1.1 billion, representing 83% of our total assets. We depreciate the property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as our current operating strategy. Future events, such as property expansions, property developments, new competition, new regulations and new taxes, could result in a change in the manner in which we are using certain assets, requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment if events and circumstance warrant such an assessment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change, we may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income. See the earlier discussion under "Tropicana Las Vegas Development".

Income tax liabilities - The Internal Revenue Service is examining the company's income tax returns for 2000 through 2002. We have estimated and provided for income taxes in accordance with settlements reached with the IRS in prior audits. On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act. We have provided $3.8 million for New Jersey income taxes in 2003 based on our best estimate of the effect of this recent law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of the company's Indiana income tax returns for the years 1996 through 2000. See the earlier discussion under "Contingent Liabilities and Commitments".

Ramada indemnification - We have agreed to indemnify Ramada with regard to certain lawsuits and lease guarantees. See the earlier discussion under "Contingent Liabilities and Commitments".

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana. See the earlier discussions under "Tropicana Atlantic City" in the discussion of the results of operations for 2003 versus 2002 and under "Tropicana Atlantic City Development".

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting is as follows (in millions except for net income per share information):

2003	2002	2001

Net income, as reported
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 60.9 (3.2) $ 57.7 ======== $ 1.72 $ 1.63 $ 1.66 $ 1.58	$ 58.9 (3.6) $ 55.3 ======== $ 1.56 $ 1.46 $ 1.51 $ 1.42	$ 58.0 (3.0) $ 55.0 ======== $ 1.53 $ 1.45 $ 1.48 $ 1.41

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and revised it in December 2003. The objective of FIN 46 is to improve financial reporting by enterprises involved with variable interest entities. FIN 46 establishes requirements for the consolidation of variable interest entities. An entity subject to the consolidation requirements of FIN 46 is referred to as a variable interest entity. Consolidation is required under FIN 46 when either of the following conditions is present: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors (as a group) do not hold a controlling financial interest in the entity. The effective date of FIN 46 depends on when the variable interest entity was formed and with the provisions of the revised FIN 46, it depends on the type of variable interest entity. FIN 46 is effective for public companies in 2003. The provisions of the revised FIN 46 are effective for public companies by the first reporting period ending after March 15, 2004. FIN 46 did not have and the company expects the revised FIN 46 will not have any impact on its consolidated financial position, results of operations or cash flows.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 1, 2004 and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us including those made in Aztar's 2003 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to terrorism and the uncertainty of war and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which our existing operations will continue to be adversely affected by the ongoing effects of the accident on October 30, 2003; uncertainties related to the extent and effects of the delay in the construction and completion of the Tropicana Atlantic City expansion, which could be significantly greater and longer than we currently anticipate; uncertainties in connection with the renegotiation of our collective bargaining agreements; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the ongoing benefit of dockside gaming in Indiana; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, legislative matters and referenda including the potential legalization of gaming in Maryland, New York and Pennsylvania, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including the Borgata, which opened in Atlantic City in July 2003; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA (a)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 1, 2004

Operations
 Data (in
 thousands)
Revenues
EBITDA(c)
Depreciation
 and
 amortization
Operating
 income
Net interest
 income and
 (expense)
Equity in
 unconsolidated
 partnership's
 loss
Loss on early
 retirement of debt
Income taxes
Net income

Common Stock
 Data (per
 share)
  Net income per
   common share
  Net income per
   common share
   assuming
   dilution
Cash dividends
 declared
Equity

2003 $ 813,146 175,929 (50,906) 125,023 (35,639) -- -- (28,454) 60,930 $ 1.72 1.66 -- 15.60	2002 $ 834,274 186,979 (50,499) 136,480 (40,189) (458) -- (36,974) 58,859 $ 1.56 1.51 -- 13.92	2001 $ 849,463 183,221 (51,813) 131,408 (37,623) (3,702) -- (32,074) 58,009 $ 1.53 1.48 -- 12.38	2000 $ 848,088 169,399 (53,924) 115,475 (40,565) (4,215) -- (17,578) 53,117 $ 1.28 1.23 -- 10.92	1999(b) $ 800,314 143,502 (53,908) 89,594 (51,282) (3,961) (24,216) (3,746) 6,389 $ .13 ..12 -- 9.96

SUMMARY OF SELECTED FINANCIAL DATA (a) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 1, 2004

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets
Long-term debt
Series B
 convertible
 preferred
 stock
Shareholders'
 equity

Other Financial
 Data (in
 thousands)
Net cash
 provided by
 (used in)
 operating
 activities
Net cash
 provided by
 (used in)
 investing
 activities
Net cash
 provided by
 (used in)
 financing
 activities

	2003 $1,347,773 628,603 5,253 534,574 $ 111,365 (168,973) 75,298	2002 $1,210,682 524,066 5,601 515,354 $ 128,548 (187,269) 19,495	2001 $1,060,956 458,659 5,959 453,841 $ 137,067 (56,020) (37,005)	2000 $1,011,696 463,011 6,400 422,706 $ 123,631 (30,499) (99,232)	1999(b) $1,049,007 497,628 7,003 427,910 $ 80,667 (34,012) (51,075)

(a)	See NOTES 1., 3., 5., 14., 15. and 16. of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)

Reclassified the loss on early retirement of debt out of extraordinary items as a result of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

(c)

EBITDA is net income before income taxes, loss on early retirement of debt, equity in unconsolidated partnership's loss, net interest income and (expense), and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages

SUMMARY OF SELECTED FINANCIAL DATA (a) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended January 1, 2004

cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of
Aztar Corporation

Our audit of the consolidated financial statements referred to in our report dated February 11, 2004 appearing in the 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form
10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 11, 2004

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended January 1, 2004, January 2, 2003 and January 3, 2002
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2003
  2002
  2001

Deferred income tax
  asset valuation
  allowance:
  2003
  2002
  2001

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2003

  2002

  2001

COLUMN B Balance at Beginning of Year $ 17,376 20,578 22,655 $ 1,814 1,968 2,668 $ 6,752 9,492 8,191	COLUMN C Additions $ 1,788(a) 2,541(a) 4,075(a) $ -- -- 7(a) $ 374(a) 262(a) 1,301(a)	COLUMN D Deductions $ 4,804(b) 5,743(b) 6,152(b) $ 1,477(c) 154(c) 707(c) $ 135(d) 29(e) 2,909(d) 93(e) --	COLUMN E Balance at End of Year $ 14,360 17,376 20,578 $ 337 1,814 1,968 $ 6,962 6,752 9,492

(a) (b) (c) (d) (e)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $21,000, $154,000 and $312,000 in 2003, 2002 and
2001, respectively, with a corresponding decrease in income tax expense. The remainder of the reductions in 2003 and 2001 represented charges of deferred tax assets against the valuation allowance account.

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

10.2(i)

Amendment No. 8, dated June 13, 2003, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10 to Aztar Corporation's Form 10-Q for the quarter ended July 3, 2003 and incorporated herein by reference.

**	10.2(j)

Amendment No. 9, dated December 23, 2003, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

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

** Filed herewith

EXHIBIT INDEX
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

*	10.11(a)

Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

*	10.11(b)

Amendment No. 1 to the Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, as approved by the Board of Directors of Aztar Corporation on February 26, 2003, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended April 3, 2003 and incorporated herein by reference.

*  Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.12

Aztar Corporation Nonqualified Retirement Plan Trust between Aztar Corporation and State Street Bank and Trust Company dated January 3, 2003, filed as Exhibit 10.12 to Aztar Corporation's 2002 Form 10-K and incorporated herein by reference.

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

EXHIBIT INDEX
	10.18

Purchase Agreement, dated February 1, 2002, among Adamar of Nevada, parties constituting the Jaffe Group, Aztar Corporation and Hotel Ramada of Nevada, filed as Exhibit 10.18 to Aztar Corporation's 2002 Form 10-K and incorporated herein by reference.

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

*	10.21

Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives (SERP) effective January 3, 2003, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 3, 2003 and incorporated herein by reference.

**	14.	Code of Ethics.
**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP
**	31.1	Certification of CEO.
**	31.2	Certification of CFO.
**	32.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Selection 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

** Filed herewith