Form 10-Q
period 2004-04-01
AZTAR CORP
filed 2004-05-05
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2004 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At April 29, 2004, the registrant had outstanding 34,537,417 shares of its common stock, $.01 par value.

AZTAR CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
 (in thousands, except share data)

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Construction accident receivables, net
  Refundable income taxes
  Inventories
  Prepaid expenses
  Deferred income taxes

    Total current assets

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

April 1, 2004 $ 55,579 16,493 9,390 -- 7,638 10,377 14,945 114,422 19,136 729,786 216,109 189,087 40 1,135,022 34,934 50,647 $1,354,161 ==========	January 1, 2004 $ 70,586 17,043 3,345 5,587 7,576 10,049 14,945 129,131 19,586 738,978 216,103 166,544 44 1,121,669 34,616 42,771 $1,347,773 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $12,756 and $12,187)

Shareholders' equity:
  Common stock, $.01 par value (34,480,584 and
    34,270,803 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

April 1, 2004 $ 69,163 25,101 10,810 10,755 12,258 40,663 978 169,728 592,070 20,204 28,314 5,143 529 446,127 294,977 (1,526) (201,405) 538,702 $1,354,161 ==========	January 1, 2004 $ 65,746 28,133 9,478 10,755 -- 16,963 981 132,056 628,603 19,825 27,462 5,253 526 441,498 291,573 (1,526) (197,497) 534,574 $1,347,773 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended April 1, 2004 and April 3, 2003
(in thousands, except per share data)
First Quarter

Revenues
  Casino
  Rooms
  Food and beverage
  Other
  Business interruption insurance

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

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2004

$158,949
20,215
13,512
9,090
   3,500
205,266

68,406
9,573
12,988
7,345
19,008
20,969
4,221
6,175
333
7,453
2,041
  13,023
 171,535

33,731

167
  (8,674)

25,224

 (21,557)

$  3,667
========

$    .10

$    .10

34,322
35,743

  2003

$161,506
17,678
14,389
9,443
      --
203,016

69,696
9,194
13,674
7,501
19,147
19,020
4,114
6,234
442
7,696
2,079
  12,548
 171,345

31,671

192
  (9,553)

22,310

  (8,765)

$ 13,545
========

$    .37

$    .36

36,189
37,440

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended April 1, 2004 and April 3, 2003
(in thousands)
First Quarter

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss on reinvestment obligation
    Rent expense
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in receivables
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2004 $ 3,667 13,419 333 158 114 852 (5,828) 5,587 (900) 16,084 333 33,819 1,393 (25,322) (9,216) (33,145) 59,000 351 (72,696) -- (1,858) (206) (272) (15,681) (15,007) 70,586 $ 55,579 =========	2003 $ 13,545 12,921 442 2 88 770 138 4,593 (901) 3,652 149 35,399 909 (29,467) (9,660) (38,218) 91,600 -- (74,253) (14) (21,827) (221) (144) (4,859) (7,678) 52,896 $ 45,218 =========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended April 1, 2004 and April 3, 2003
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2004 $ 2,050 $ 6,945 629	2003 $ -- $ 8,081 --

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended April 1, 2004 and April 3, 2003
(in thousands, except number of shares)
First Quarter

Common stock:
  Beginning balance
  Stock options exercised for 379,833 shares
    in 2004

    Ending balance

Paid-in capital:
  Beginning balance
  Stock options exercised
  Tax benefit from stock options exercised

    Ending balance

Retained earnings:
  Beginning balance
  Preferred stock dividend and losses on redemption
  Net income

    Ending balance

Accumulated other comprehensive loss - minimum   pension liability adjustment:
    Beginning and ending balance

Treasury stock:
  Beginning balance
  Repurchase of 1,674,800 shares of common stock at
    cost in 2003
  Repurchase of 170,052 shares of common stock, at
    cost, in connection with stock options exercised
    in 2004

    Ending balance

2004 $ 526 3 529 441,498 2,398 2,231 446,127 291,573 (263) 3,667 294,977 (1,526) (197,497) -- (3,908) (201,405) $ 538,702 =========	2003 $ 524 -- 524 439,275 -- -- 439,275 231,420 (165) 13,545 244,800 (612) (155,253) (21,827) -- (177,080) $ 506,907 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the first quarter ended 2004 was $2,886,000 and during the first quarter ended 2003, it was $1,493,000. Capitalized costs related to development projects, included in other assets, were $14,361,000 and $11,612,000 at April 1, 2004 and January 1, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 2004.

Certain reclassifications have been made in the January 1, 2004 Consolidated Balance Sheet in order to be comparable with the April 1, 2004 presentation.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. There were no stock options granted during the first quarters ended 2004 and 2003.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended April 1, 2004 and April 3, 2003 is as follows (in thousands, except per share data):
First Quarter

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value-based method of
  accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

2004 $ 3,667 (812) $ 2,855 ======== $ .10 $ .08 $ .10 $ .07	2003 $ 13,545 (708) $ 12,837 ======== $ .37 $ .35 $ .36 $ .34

Note 2:  Las Vegas Tropicana Development

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $58,690,000 at April 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,960,000 at April 1, 2004. It is reasonably possible that the carrying value of some or all of these assets may change.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
Revolver; floating rate, 3.0% at April 1, 2004;
  matures June 30, 2005
Term Loan; floating rate, 3.4% at April 1, 2004;
  matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 3.0%
  at April 1, 2004; matures June 30, 2005
Obligations under capital leases

Less current portion

April 1, 2004 $235,000 175,000 135,000 47,625 39,942 166 632,733 (40,663) $592,070 ========	January 1, 2004 $235,000 175,000 146,500 47,750 41,116 200 645,566 (16,963) $628,603 ========

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	April 1, 2004 $ 18,399 2,468 315 21,182 (978) $ 20,204 ========	January 1, 2004 $ 17,960 2,531 315 20,806 (981) $ 19,825 ========

Note 5:  Benefit Plans

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans First Quarter		Deferred Compensation Plan First Quarter
	2004	2003	2004	2003
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss Cash surrender value increase net of premium expense	$ 24 240 29 224 -- $517 ====	$ 24 204 57 109 -- $394 ====	$ 3 96 -- -- (85) $ 14 ====	$ 3 100 -- -- (82) $ 21 ====

Note 6:  Accounting for the Impact of the October 30, 2003 Construction Accident

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Construction has recommenced in the portion of the expansion project unaffected by the accident. Business at the Tropicana Atlantic City continues to suffer adverse impacts from the disruption that followed the accident. One street adjacent to the property remained closed through April 1, 2004, preventing use of the bus terminal and limiting access to the existing parking garages and the porte cochere. Marketing programs focusing on advertising, entertainment and promotions were initiated at the Tropicana Atlantic City to mitigate the business interruption loss caused by the construction accident. At April 1, 2004, Tropicana Atlantic City incurred approximately $2,000,000 of these marketing costs that are reimbursable under the Company's business interruption insurance and are classified in the Consolidated Balance Sheet as part of the construction accident receivables. During the first quarter of 2004, the Company recorded $3,500,000 of profit recovery under the Company's business interruption insurance applicable to the fourth quarter of 2003. This amount was included in the Consolidated Balance Sheet as part of the construction accident receivables at April 1, 2004 and classified as business interruption insurance revenue in the Consolidated Statement of Operations. Profit recovery from business interruption insurance is recorded when the amount of recovery is agreed to by the insurers.

During 2003, the Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000, which is included in the Consolidated Balance Sheet as part of the construction accident receivables at April 1, 2004. The Company believes it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. The full extent of additional asset loss, if any, will not be known until debris removal is completed and a full inspection of potential damages is performed. The Company will continue to assess other potential losses and costs it might incur in relation to the construction accident.

Note 7:  Income Taxes

During the first quarter of 2004, the Internal Revenue Service ("IRS") completed its examination of the Company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. (the "Restructuring"). During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6,724,000. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring, the same issue as described above for the 2000 through 2002 years. For the years 1994 through 2002, the Company has reserved the right to pursue the unagreed portion in court and would receive a refund, if successful. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2000. The assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000. In April 2004, the Indiana Tax Court ruled against the Company. The Company will ask the Indiana courts to review the ruling. If the ruling is not changed, the Company has estimated that it will be obligated to pay approximately $17,300,000 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11,300,000, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004. The

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

effect of this item on net income per common share and net income per common share assuming dilution for the first quarter of 2004 was a decrease of $.33 and $.31, respectively.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended April 1, 2004 and April 3, 2003, are as follows (in thousands, except per share data):
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

Net income per common share

Net income per common share assuming dilution

2004 $ 3,667 (263) 3,404 -- $ 3,404 ======== 34,322 1,421 -- 1,421 35,743 ======== $ .10 ======== $ .10 ========	2003 $ 13,545 (165) 13,380 110 $ 13,490 ======== 36,189 668 583 1,251 37,440 ======== $ .37 ======== $ .36 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 1,259,000 at April 3, 2003. No stock options were excluded at April 1, 2004.

At April 1, 2004, the assumed conversion of preferred stock to 544,000 equivalent common shares was excluded from the earnings per share computations because their effect would have been antidilutive.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 9:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's segment information is as follows (in thousands):
First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Interest income
Interest expense
Income taxes
Net income

	2004 $ 99,574 41,001 24,783 33,650 6,258 $205,266 ======== $ 23,448 9,234 7,254 10,194 1,331 51,461 (4,707) (13,023) 33,731 167 (8,674) (21,557) $ 3,667 ========	2003 $104,101 38,348 24,389 30,150 6,028 $203,016 ======== $ 25,131 6,164 6,673 9,117 1,181 48,266 (4,047) (12,548) 31,671 192 (9,553) (8,765) $ 13,545 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
	April 1, 2004	January 1, 2004
Total assets Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Corporate Total consolidated	$ 835,681 215,419 113,578 108,720 35,791 44,972 $1,354,161 ==========	$ 828,153 219,297 117,490 110,549 36,358 35,926 $1,347,773 ==========

Note 10:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,700,000 at April 1, 2004. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company's accrued liability was $3,833,000 at both April 1, 2004 and January 1, 2004.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds are collateralized by a portion, $446,000 at April 1, 2004, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $18,000,000 at April 1, 2004.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at April 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $58,000,000 at April 1, 2004.

At April 1, 2004, the Company had commitments of approximately $63,000,000 for the Atlantic City Tropicana expansion project and approximately $3,000,000 for an executive conference center project at Casino Aztar Evansville.

Note 11: Subsequent Event

On April 22, 2004, the Company announced that it has commenced a cash tender offer and consent solicitation (the "Offer") for any and all of its $235,000,000 aggregate principal amount of 8 7/8% Senior Subordinated Notes Due 2007 (the "Notes").

The Offer is scheduled to expire at 5:00 p.m., New York City time, on Thursday, May 20, 2004, unless extended or earlier terminated (the "Expiration Date"). The consent solicitation will expire at 5:00 p.m., New York City time, on Wednesday, May 5, 2004 (the "Consent Date"). Prior to the Consent Date, Holders tendering their Notes will be required to consent to certain proposed amendments to the indenture governing the Notes, which will eliminate substantially all of the restrictive covenants and certain events-of-default provisions. On May 4, 2004, the Company announced that it received the requisite consents to adopt the proposed amendments to the indenture. The proposed amendments, however, will become operative when the Notes are accepted and payment is made pursuant to the terms of the Offer.

Holders who validly tender their Notes by the Consent Date will receive the total consideration of $1,033.33 per $1,000 principal amount of Notes (if such Notes are accepted for purchase). The total consideration includes a consent payment of $30.00 per $1,000 principal amount of Notes. Holders who validly tender their Notes after the Consent Date and prior to the Expiration Date will receive as payment for the Notes $1,003.33 per $1,000 principal amount of Notes (if such Notes are accepted for purchase). In either case, holders who validly tender their Notes also will be paid accrued and unpaid interest up to, but not including, the date of payment for the Notes (if such Notes are accepted for purchase).

The Offer is subject to the satisfaction of certain conditions, including the Company's receipt of tenders of Notes representing a majority of the principal amount of the Notes outstanding and the receipt of financing on terms acceptable to the Company in an amount sufficient to consummate the Offer.

Item 2. Management's Discussion and Analysis

Financial Condition

During the 2004 three-month period, the outstanding balance on our revolving credit facility decreased to $135 million from $146.5 million at January 1, 2004, leaving $125.6 million available for future borrowing after consideration of outstanding letters of credit. The maximum amount available decreases by $12 million on December 31, 2004, and quarterly thereafter until maturity on June 30, 2005.

As a preliminary step in the possible refinancing of our 8 7/8% Senior Subordinated Notes Due 2007 (the "Notes"), we commenced a cash tender offer and consent solicitation (the "Offer") during April 2004. Holders who validly tender their Notes by May 5, 2004 will receive $1,033.33 per $1,000 principal amount of Notes (if such Notes are accepted for purchase). Holders who validly tender their Notes after May 5, 2004 but before 5:00 p.m., New York City time, on May 20, 2004, unless

AZTAR CORPORATION AND SUBSIDIARIES

extended or earlier terminated, will receive $1,003.33 per $1,000 principal amount of Notes (if such Notes are accepted for purchase). In either case, holders who validly tender their Notes also will be paid accrued and unpaid interest up to, but not including, the date of payment for the Notes (if such Notes are accepted for purchase). The Offer is subject to the satisfaction of certain conditions, including the company's receipt of tenders of Notes representing a majority of the principal amount of the Notes outstanding and the receipt of financing on terms acceptable to the company in an amount sufficient to consummate the Offer. We are currently seeking substantially larger senior credit facilities to replace our existing senior credit facilities and additional funds through a private placement of debt securities.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the "Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. Construction has recommenced on portions of the project, but debris removal from the accident area has not yet been completed. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. We believe it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. The full extent of additional asset loss, if any, and a full understanding of the reconstruction tasks and completion timeframe will not be known until debris removal is completed and a full inspection of the adjacent structure is performed. We will continue to assess other potential losses and costs we might incur in relation to the construction accident. Our preliminary schedule calls for the opening of the expansion by the end of September 2004. We are depending on the general contractor to perform under the terms of the contract and to deliver a completed project. We are also depending on the tenants in our dining/entertainment/retail complex to timely perform under the terms of their leases. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances and incremental project costs resulting from construction delays related to the accident that may not be recoverable under our insurance, the expansion project may cost $15 million to $30 million more than originally estimated. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and timing of any such recoveries are unknown at this time. It is also reasonably possible that this estimate could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance. Since these issues may not be resolved for some time, and in order to avoid additional delays, we may make payments to the contractor for the estimated amount of work performed but not billed, for change orders from subcontractors for increased costs due to delays, and for the costs of dismantlement and rebuild. Funds for the expansion will come in part from public sector subsides, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the first quarter of 2004, our purchases of property and equipment on an accrual basis, including capitalized interest of $2.9 million, were $17.5 million for this project, and our expenditures for tenant allowances were $0.4 million.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has almost been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We plan to complete construction documents and estimated construction costs by the end of the second quarter of 2004. During the first quarter of 2004, we capitalized $2.7 million for

AZTAR CORPORATION AND SUBSIDIARIES

design development costs included in other assets. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $58.7 million at April 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8 million at April 1, 2004.

At Casino Aztar Evansville, we are adding an executive conference center that is currently under construction and is scheduled for completion during 2004. During the first quarter of 2004, our purchases of property and equipment on an accrual basis were $0.9 million related to this project.

Effective January 3, 2003, we established the Aztar Corporation Nonqualified Retirement Plan Trust for the benefit of employees covered by one of our nonqualified defined benefit pension plans. We contributed approximately $2.0 million to this trust in March 2004. We will make periodic contributions to the trust so that funds in the trust equal the benefit obligation. The funds in the trust continue to be assets of Aztar.

We accepted 89,207 shares of our common stock in the first quarter of 2004 in lieu of cash due to the company in connection with the exercise of stock options. We also accepted an additional 80,845 shares in satisfaction of the related $1.9 million tax obligation that was paid by the company during the 2004 first quarter. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2000. The assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2000 tax years. In April 2004, in response to our filed petition, the Indiana Tax Court upheld the IDR's position. We will ask the Indiana courts to review the ruling. If the ruling is not changed, we have estimated that we will be obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at April 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $58 million at April 1, 2004.

At April 1, 2004, we had commitments of approximately $63 million for the Tropicana Atlantic City expansion project and approximately $3 million for the executive conference center project at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties.

First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Total consolidated
Depreciation and amortization
Operating income
Interest income
Interest expense
Income taxes
Net income

	2004 $ 99.6 41.0 24.8 33.6 6.3 $ 205.3 ======== $ 23.5 9.2 7.2 10.2 1.3 (4.7) 46.7 (13.0) 33.7 0.2 (8.7) (21.5) $ 3.7 ========	2003 $ 104.1 38.3 24.4 30.2 6.0 $ 203.0 ======== $ 25.1 6.2 6.6 9.1 1.2 (4.0) 44.2 (12.5) 31.7 0.2 (9.6) (8.8) $ 13.5 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES

Quarter Ended April 1, 2004 Compared to Quarter Ended April 3, 2003

Consolidated rooms revenue was $20.2 million in the 2004 first quarter, up 14% from $17.7 million in the 2003 first quarter. The increase was attributable primarily to the Tropicana Las Vegas, where the average daily rate increased 24% during the 2004 first quarter compared to the 2003 first quarter. The increase in the average daily rate was primarily attributable to increased tourism to the Las Vegas market.

Business interruption insurance revenue was $3.5 million in the 2004 first quarter. This revenue reflects a profit recovery at the Atlantic City Tropicana applicable to the fourth quarter of 2003 resulting from the October 30, 2003 construction accident. The amount recognized represents only the portion of business interruption claims that have been agreed to by our insurer.

Consolidated general and administrative expenses were $21 million in the 2004 first quarter, up $1.9 million or 10% from the 2003 first quarter. The increase was due to increases at corporate and each of our operating properties. The overall increase is not attributable to any one significant factor but instead due to the combination of many smaller factors including rising employee benefit and salary costs.

Consolidated interest expense was $8.7 million in the first quarter of 2004 compared with $9.6 million in the first quarter of 2003. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion, partially offset by increased interest due to a higher level of debt outstanding. Capitalized interest was $1.4 million higher in the 2004 versus 2003 first quarter.

Consolidated income taxes were $21.5 million in the first quarter of 2004 compared with $8.8 million in first quarter of 2003. The increase of $12.7 million was largely due to an increase in our Indiana income tax provision. In connection with a review of our Indiana income tax returns for the years 1996 through 2000, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2000 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We will ask the Indiana courts to review the ruling. If the ruling is not changed, we have estimated that we will be obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004. The effect of this item on net income per common share and net income per common share assuming dilution for the first quarter of 2004 was a decrease of $.33 and $.31, respectively.

TROPICANA ATLANTIC CITY

Casino revenue decreased $6.6 million or 7% in the 2004 first quarter from $92.5 million in the 2003 first quarter. The decrease in casino revenue consisted of a $4.8 million decrease in slot revenue and a $1.8 million decrease in table games revenue. The decrease in casino revenue was primarily attributable to business interruption resulting from the October 30, 2003 construction accident and to the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. Casino costs decreased $1.6 million in the 2004 first quarter compared to the 2003 first quarter primarily due to a decrease in casino revenue.

Business interruption insurance revenue of $3.5 million was recognized in the 2004 first quarter. As noted above, our operations were interrupted as a result of the October 30, 2003 construction accident. The business interruption insurance revenue recognized during the 2004 first quarter represents profit recovery applicable to the fourth quarter of 2003 that our insurer has agreed to pay.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS

Rooms revenue increased $2.8 million in the first quarter of 2004, up 27% from $10.4 million in the first quarter of 2003. The increase was attributable to a 24% increase in the average daily rate and a 3% increase in rooms occupied on a non-complimentary basis. The increased average daily rate and higher occupancy during the first quarter of 2004 are due primarily to increased tourism to the Las Vegas market. The increase in rooms revenue was offset slightly by a $0.3 million increase in rooms cost.

CASINO AZTAR EVANSVILLE

Casino revenue was $30.8 million in the first quarter of 2004, up 12% from $27.4 million in the first quarter of 2003. The casino revenue increase was primarily due to an increase in the total number of patrons visiting our riverboat and to a lesser extent an increase in the gaming win per patron. Mild weather conditions during the 2004 first quarter contrasted with severe weather during the 2003 first quarter contributed to the increased number of patrons.

Casino costs were $1.4 million or 13% higher in the 2004 versus 2003 first quarter. Casino costs were higher due to an increase in gaming taxes that are based on casino revenue. Gaming taxes, which are calculated on a graduated basis, increased in the 2004 first quarter due to higher casino revenue coupled with an increase in our effective gaming tax rate. Marketing costs were $0.6 million or 23% higher in the 2004 versus 2003 first quarter due to a combination of increased advertising costs, higher salary costs attributable to the hiring of additional marketing personnel and an expansion of promotional activities.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that require us to make estimates and assumptions about the effects of matters that are inherently uncertain. Those estimates and assumptions affect the reported amounts and disclosures in our consolidated financial statements. Actual results inevitably will differ from those estimates, and such difference may be material to the financial statements. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Property and equipment - At April 1, 2004, we have property and equipment of $1.1 billion, representing 84% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have warranted an impairment review and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefits to the company or that extend the useful life of an existing asset are capitalized. The useful lives that we assign to property and equipment represent the estimated number of years that the property and equipment is expected to contribute to the

AZTAR CORPORATION AND SUBSIDIARIES

revenue generating process based on our current operating strategy. We believe that the useful lives of our property and equipment expire evenly over time. Accordingly, we depreciate our property and equipment on a straight-line basis over their useful lives.

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has almost been completed. We plan to complete construction documents and estimated construction costs by the end of the second quarter of 2004. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $58.7 million at April 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $8 million at April 1, 2004.

Development costs - At April 1, 2004, capitalized development costs, included as part of other assets, totaled $14.4 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with the project development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain the necessary financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

Income tax liabilities - We are subject to federal income taxes and state income taxes in those jurisdictions in which our properties operate. We exercise judgment with regard to income taxes in the following areas: (1) interpreting whether expenses are deductible in accordance with federal income tax and state income tax codes, (2) estimating annual effective federal and state income tax rates and (3) assessing whether deferred tax assets are, more likely than not, expected to be realized. The accuracy of these judgments impacts the amount of income tax expense we recognize each period.

As a matter of law, we are subject to examination by federal and state taxing authorities. We have estimated and provided for income taxes in accordance with settlements reached with the Internal Revenue Service in prior audits. Although we believe that the amounts reflected in our tax returns substantially comply with the applicable federal and state tax regulations, both the IRS and the various state taxing authorities can and have taken positions contrary to ours based on their interpretation of the law. A tax position that is challenged by a taxing authority could result in an adjustment to our income tax liabilities and related tax provision.

AZTAR CORPORATION AND SUBSIDIARIES

During the first quarter of 2004, the IRS completed its examination of the company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6.7 million. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2002 years. We have reserved the right to pursue the unagreed portion of this issue in court for the years 1994 through 2002 and we would receive a refund, if successful.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act. We have provided for New Jersey income taxes based on our best estimate of the effect of this law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We believe our interpretation of the law is reasonable and we don't expect material adjustments; however, we are unable to determine the discretion of the Director. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 1998. We believe that adequate provision for income taxes and interest has been made in the financial statements.

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7.7 million at April 1, 2004. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, our accrued liability was $3.8 million at April 1, 2004 and no events or circumstances have occurred to require us to change the estimate.

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. We believe it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. The full extent of additional asset loss, if any, and a full understanding of the reconstruction tasks and completion timeframe will not be known until debris removal is completed and a full inspection of the adjacent structure is performed. We will continue to assess other potential losses and costs we might incur in relation to the construction accident. We are depending on the general contractor to perform under the terms of the contract and to deliver a completed project. We are also depending on the tenants in our dining/entertainment/retail complex to timely perform under the terms of their leases. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances and incremental project costs resulting from construction

AZTAR CORPORATION AND SUBSIDIARIES

delays related to the accident that may not be recoverable under our insurance, the expansion project may cost $15 million to $30 million more than originally estimated. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and timing of any such recoveries are unknown at this time. It is also reasonably possible that this estimate could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance.

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended April 1, 2004 and April 3, 2003 is as follows (in millions, except per share data):

First Quarter
2004	2003

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value-based method of
  accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

$ 3.7 (0.8) $ 2.9 ======== $ .10 $ .08 $ .10 $ .07	$ 13.5 (0.7) $ 12.8 ======== $ .37 $ .35 $ .36 $ .34

AZTAR CORPORATION AND SUBSIDIARIES

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended January 1, 2004, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2003 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2004 see "Note 3: Long-term Debt" and "Note 11: Subsequent Event" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of April 1, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended April 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AZTAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The action arises out of the October 30, 2003 collapse of a portion of a parking garage under construction at the Tropicana Casino and Resort in Atlantic City, New Jersey. The action was brought by Zurich American Insurance Company, which issued a policy of "Completed Value Builders Risk" insurance covering the construction of the garage and related improvements at the Tropicana. The action seeks declaratory relief with respect to certain items of loss for which claims have been made or may be made by the Company or the general contractor on the project, Keating Building Corporation. Specifically, the action seeks a judicial declaration of the meaning and application of the insurance policy to losses on account of "debris removal," "mold damage" and "water damage." Zurich has advanced or paid in excess of $16 million under its policy on account of other claimed losses associated with the collapse and has not contested the validity of its policy or that the collapse was generally an insured event under the policy, but does contest its obligations to pay all or portions of the categories of loss identified in its complaint. The Company disagrees with Zurich's positions as set forth in its complaint and intends to contest the action vigorously. The Company has not yet responded to the complaint, and no trial date or other schedule has yet been established by the court.

On April 21, 2004, the Company filed an action in the Superior Court of the State of Arizona, Maricopa County, against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. The action also arises out of the garage collapse. The Company filed the action seeking declaratory relief and damages for breach of contract under policies of insurance issued by the defendant insurers in connection with losses claimed by the Company on account of the collapse, including losses for business interruption at the Tropicana due to the collapse and the resulting impairment of the Company's hotel, restaurant, casino and related operations there, which the defendant insurers have refused to pay in full. The Company seeks a declaration establishing its right to coverage for its business interruption losses and extra expenses incurred on account of the loss, payment of such losses and expenses, including its "loss adjustment" expenses up to $1 million, its attorneys' fees in connection with the action, and other relief that may be available. The insurers have not yet responded to the action, and no trial date or other schedule has yet been established by the court.

On December 29, 2003, the Company and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action in the Superior Court of New Jersey in Atlantic County. The action also arises out of the garage collapse. The plaintiff, Mr. Govathlay Givens, was present at the site as an employee of Fabi Construction, Inc., a subcontractor to the general contractor, Keating Building Corporation. The plaintiff seeks compensatory and punitive damages of unspecified amounts in connection with personal injuries suffered in the collapse. Also named as defendants are various companies involved with the project, including Keating Building Corporation; Wimberly, Allison, Tong & Goo; SOSH Architects; DeSimone Consulting Engineers; Mid-State Filigree Systems; and Site-Blauvelt Engineers. The Company disagrees with the allegations against it and the Tropicana Casino and Resort set forth in the complaint and intends to contest the action vigorously. The Company has filed an answer to the complaint and has brought crossclaims for contribution, common law indemnification and contractual indemnification against each of the other co-defendants.

On March 10, 2004, the Company and its affiliates Adamar of New Jersey, Inc. and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action in the Court of Common Pleas in Philadelphia County, Pennsylvania.  The plaintiff, Scannicchio's Restaurant, is located in the vicinity of the garage collapse. The lawsuit purports to be a class action on behalf of Scannicchio's Restaurant and all

AZTAR CORPORATION AND SUBSIDIARIES

neighboring businesses for damages to buildings and loss of profits. The action seeks compensatory and punitive damages in unspecified amounts for negligence and for private and public nuisance. The Company disagrees with the allegations against it and its affiliated entities set forth in the complaint and intends to contest the action vigorously. The Company has filed petitions with the court for dismissal of the action based on lack of jurisdiction.

The Company and certain of its affiliates were also named as defendants in wrongful death actions on behalf of the estates of two individuals who were killed in the garage collapse and also in actions by three other individuals for compensatory and punitive damages for personal injuries suffered in the collapse. These actions, which were filed in the Court of Common Pleas in Philadelphia County, Pennsylvania, have been dismissed for lack of jurisdiction and are no longer pending. The Company anticipates that these plaintiffs may now file similar actions in courts in the State of New Jersey.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        Securities

The following table provides information for the first quarter ended April 1, 2004 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 2, 2004 to January 29, 2004	--	--	--	794,224*
Month #2 January 30, 2004 to March 4, 2004	--	--	--	794,224*
Month #3 March 5, 2004 to April 1, 2004	170,052**	$22.98	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

**	The Company accepted 170,052 shares of its common stock in March 2004 from an employee in lieu of cash due to the Company in connection with the exercise of stock options.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 21, 2004, the Company filed a report on Form 8-K under Items 7. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its first quarter ended April 1, 2004.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2004	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.