Form 10-Q
period 2004-07-01
AZTAR CORP
filed 2004-08-05
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2004 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At July 29, 2004, the registrant had outstanding 34,611,751 shares of its common stock, $.01 par value.

AZTAR CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
 (in thousands, except share data)

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Construction accident receivables
  Refundable income taxes
  Inventories
  Prepaid expenses
  Deferred income taxes

    Total current assets

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

July 1, 2004 $ 50,014 16,741 6,098 -- 7,958 10,945 14,945 106,701 19,662 724,668 216,109 217,090 35 1,157,902 34,792 59,819 $1,378,876 ==========	January 1, 2004 $ 70,586 17,043 3,345 5,587 7,576 10,049 14,945 129,131 19,586 738,978 216,103 166,544 44 1,121,669 34,616 42,771 $1,347,773 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $14,662 and $12,187)

Shareholders' equity:
  Common stock, $.01 par value (34,611,751 and
    34,270,803 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

July 1, 2004 $ 67,946 27,210 8,551 10,566 10,097 1,355 972 126,697 647,474 20,576 29,057 5,056 531 448,360 304,056 (1,526) (201,405) 550,016 $1,378,876 ==========	January 1, 2004 $ 65,746 28,133 9,478 10,755 -- 16,963 981 132,056 628,603 19,825 27,462 5,253 526 441,498 291,573 (1,526) (197,497) 534,574 $1,347,773 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended July 1, 2004 and July 3, 2003
(in thousands, except per share data)
Second Quarter	Six Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance
    recoveries
  Depreciation and amortization

Operating income

  Interest income
  Interest expense
  Loss on early retirement of debt

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2004

$158,702
23,249
14,267
  10,041
206,259

69,127
11,044
13,934
7,597
19,142
20,397
4,584
6,460
160
7,577
2,207
2,319

(5,000)
  13,212
 172,760

33,499

212
(8,735)
  (8,621)

16,355

  (7,008)

$  9,347
========

$    .26

$    .25

34,556

36,534

  2003

$169,830
20,017
14,638
  10,034
214,519

71,479
10,275
13,764
7,725
19,657
18,615
4,109
6,205
309
7,260
2,195
--

--
  12,954
 174,547

39,972

204
  (9,213)
      --

30,963

 (12,172)

$ 18,791
========

$    .53

$    .51

35,015

36,499

  2004

$317,651
43,464
27,779
  19,131
408,025

137,533
20,617
26,922
14,942
38,150
41,325
8,805
12,635
493
15,030
4,248
2,360

(8,500)
  26,235
 340,795

67,230

379
(17,409)
  (8,621)

41,579

 (28,565)

$ 13,014
========

$    .36

$    .35

34,439

35,871

  2003

$331,336
37,695
29,027
  19,477
417,535

141,175
19,469
27,438
15,226
38,804
37,635
8,223
12,439
751
14,956
4,274
--

--
  25,502
 345,892

71,643

396
 (18,766)
      --

53,273

 (20,937)

$ 32,336
========

$    .90

$    .87

35,602

36,965

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended July 1, 2004 and July 3, 2003
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2004

$  13,014

27,013
493
8,621
347
229
1,595

(2,923)
5,587

(1,792)

16,546
      626

   69,356

1,851
(64,611)
  (16,434)

  (79,194)

447,200
1,941
(445,220)
(6,354)
(11)
(5,700)
(1,858)
(206)
     (526)

  (10,734)

(20,572)
   70,586

$  50,014
=========

  2003

$  32,336

26,253
751
--
35
230
1,914

(1,010)
4,593

(2,547)

(2,915)
      567

   60,207

1,388
(64,300)
  (13,248)

  (76,160)

178,100
29
(124,715)
--
(24)
--
(31,225)
(221)
     (303)

   21,641

5,688
   52,896

$  58,584
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended July 1, 2004 and July 3, 2003
(in thousands)
Six Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Current liabilities incurred for other assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2004 $ 2,050 -- $ 17,558 8,410	2003 $ -- 1,919 $ 18,108 11,518

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended July 1, 2004 and July 3, 2003
(in thousands, except number of shares)
Six Months

Common stock:
  Beginning balance
  Stock options exercised for 511,000 and 3,666
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

    Ending balance

2004 $ 526 5 531 441,498 3,986 2,876 448,360 291,573 (531) 13,014 304,056 (1,526) (197,497) -- (3,908) (201,405) $ 550,016 =========	2003 $ 524 -- 524 439,275 29 10 439,314 231,420 (348) 32,336 263,408 (612) (155,253) (31,225) -- (186,478) $ 516,156 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the second quarter and six months ended 2004 was $3,428,000 and $6,314,000, respectively; it was $1,860,000 and $3,353,000 during the second quarter and six months ended 2003. Capitalized costs related to development projects, included in other assets, were $16,271,000 and $11,612,000 at July 1, 2004 and January 1, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 2004.

Certain reclassifications have been made in the January 1, 2004 Consolidated Balance Sheet in order to be comparable with the July 1, 2004 presentation. In addition, business interruption insurance recovery of $3,500,000 for the first quarter ended April 1, 2004, was reclassified in the Consolidated Statement of Operations from revenue to construction accident insurance recoveries in operating expenses for the six months ended July 1, 2004.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the second quarter and six months ended 2004 were 525,000; there were 608,000 granted during the second quarter and six months ended 2003.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended July 1, 2004 and July 3, 2003 is as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2004 $ 9,347 (896) $ 8,451 ======== $ .26 $ .24 $ .25 $ .23	2003 $ 18,791 (849) $ 17,942 ======== $ .53 $ .51 $ .51 $ .49	2004 $ 13,014 (1,708) $ 11,306 ======== $ .36 $ .31 $ .35 $ .30	2003 $ 32,336 (1,557) $ 30,779 ======== $ .90 $ .85 $ .87 $ .83

Note 2:  Las Vegas Tropicana Development

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has almost been completed. The Company plans to complete construction documents by the end of the third quarter of 2004. The Company will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with the development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $58,204,000 at July 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,774,000 at July 1, 2004. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 4.9% at July 1, 2004;
  matures June 30, 2005
Term Loan; floating rate, 5.5% at July 1, 2004;
  matures June 30, 2005
Tropicana Enterprises Loan; floating rate, 4.9%
  at July 1, 2004; matures June 30, 2005
Obligations under capital leases

Less current portion

July 1, 2004 $ 42,680 175,000 300,000 44,750 47,500 38,769 130 648,829 (1,355) $647,474 ========	January 1, 2004 $235,000 175,000 -- 146,500 47,750 41,116 200 645,566 (16,963) $628,603 ========

On June 2, 2004, the Company issued $300,000,000 principal amount of 7 7/8% Senior Subordinated Notes due June 15, 2014 ("7 7/8% Notes"). Interest is payable semiannually on June 15 and December 15, beginning on December 15, 2004. The net proceeds from the issuance of the 7 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $294,300,000. A portion of the net proceeds of the 7 7/8% Notes was used for a redemption on June 2, 2004 of 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Notes") that were tendered under an offer to purchase that was issued by the Company on April 22, 2004. The balance of the net proceeds of the 7 7/8% Notes was used to repay outstanding borrowings under the Revolver. On July 7, 2004, the Company redeemed the remaining principal amount of $42,680,000 of the 8 7/8% Notes at 102.958% of the principal amount plus accrued interest. The redemption was funded primarily by borrowings under the Revolver.

At any time prior to June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 103.938% of the principal amount and (ii) all required interest payments through June 15, 2009, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 103.938% of the principal amount plus accrued and unpaid interest declining to 100% of the principal amount plus accrued and unpaid interest beginning June 15, 2012.

At any time on or prior to June 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture for the 7 7/8% Notes with the net proceeds of one or more equity offerings by the Company at a redemption price of 107.875% of the principal amount plus accrued and unpaid interest, provided that (1) at least 65% of the principal amount of the 7 7/8% Notes issued remains outstanding immediately after such redemption and (2) the redemption occurs within 60 days of the closing of such equity offering.

The 7 7/8% Notes, ranked pari passu with the 8 7/8% Notes and 9% Senior Subordinated Notes due 2011 ("9% Notes"), are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 7 7/8% Notes would have the right to require repurchase of the notes at 101% of

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

The Company's Revolver, Term Loan and Tropicana Enterprises Loan all mature on June 30, 2005. On July 22, 2004, the Company obtained a $675,000,000 senior secured credit facility that consists of a five-year revolving credit facility of $550,000,000 and a five-year term loan facility of $125,000,000. The Company used these credit facilities to pay off the Revolver, Term Loan and Tropicana Enterprises Loan. Accordingly, the Company classified all but $1,250,000 (which is the current portion of the new $125,000,000 term loan) of the Revolver, Term Loan and Tropicana Enterprises Loan as long-term at July 1, 2004.

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	July 1, 2004 $ 18,839 2,405 304 21,548 (972) $ 20,576 ========	January 1, 2004 $ 17,960 2,531 315 20,806 (981) $ 19,825 ========

Note 5:  Benefit Plans

The components of benefit plan expense for the periods ended July 1, 2004 and July 3, 2003 are as follows (in thousands):
	Defined Benefit Plans Second Quarter		Defined Benefit Plans Six Months
	2004	2003	2004	2003
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss	$ 23 242 28 224 $ 517 ======	$ 21 203 55 107 $ 386 ======	$ 47 482 57 448 $1,034 ======	$ 45 407 112 216 $ 780 ======
	Deferred Compensation Plan Second Quarter		Deferred Compensation Plan Six Months
	2004	2003	2004	2003
Service cost Interest cost Cash surrender value increase net of premium expense	$ 2 96 (85) $ 13 ======	$ 3 100 (73) $ 30 ======	$ 5 192 (170) $ 27 ======	$ 6 200 (155) $ 51 ======

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

Construction progresses on the expansion project. Removal of the garage debris has been completed and the rebuilding of the portion of the garage that collapsed is underway. Business at the Tropicana Atlantic City continues to suffer adverse impacts from the disruption that followed the accident. One street adjacent to the property remained closed through July 1, 2004, limiting access to the existing parking garages and the porte cochere. During the second quarter of 2004, the Company incurred approximately $2,300,000 of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred as a result of the accident. At July 1, 2004, approximately $2,100,000 of supplemental marketing costs incurred to decrease the effect of the business interruption that are reimbursable under the Company's business interruption insurance are classified in the Consolidated Balance Sheet as part of the construction accident receivables.

During the first quarter of 2004, the Company recorded $3,500,000 of business interruption recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. During the second quarter of 2004, the Company recorded $5,000,000 of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries totaling $8,500,000 are classified as construction accident insurance recoveries in the Consolidated Statement of Operations. Insurance claims for business interruption that occurred from the date of the accident through the end of the second quarter of 2004 have been filed with the Company's insurers in the amount of approximately $19,900,000 of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $44,600,000 of which $5,000,000 has been received by the Company. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $4,800,000 for other costs it has incurred that are related to the construction accident. These other costs are primarily supplemental marketing costs.

During 2003, the Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000, which is included in the Consolidated Balance Sheet as part of the construction accident receivables at July 1, 2004. The Company believes it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. Debris removal has been completed and no additional asset loss has been noted. The full extent of additional asset loss, if any, will not be known until a full inspection of potential damages is performed.

The dismantlement of the collapsed portion of the garage and the debris removal has been completed. There is a dispute with the insurance carrier as to the full coverage of the associated costs. It is reasonably possible that the Company may ultimately pay a portion of these costs, which would be expensed and the range is estimated to be from none to $9,000,000. The Company will continue to assess other potential losses and costs it might incur in relation to the construction accident.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 7:  Loss on Early Retirement of Debt

On June 2, 2004, the Company redeemed $192,320,000 of 8 7/8% Notes. The Company expensed the redemption premium of $6,354,000 and the unamortized debt issuance costs of $2,267,000 for a total of $8,621,000.

Note 8:  Income Taxes

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

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2002. The assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2000 and will be filing a formal protest for the years 2001 and 2002. In April 2004, the Indiana Tax Court ruled against the Company. The Company has asked the Indiana Supreme Court to review the ruling. If the ruling is not changed, the Company has estimated that it will be obligated to pay approximately $17,300,000 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11,300,000, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended July 1, 2004 and July 3, 2003, are as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2004 $ 9,347 (267) 9,080 101 $ 9,181 ======== 34,556 1,443 535 1,978 36,534 ======== $ .26 ======== $ .25 ========	2003 $ 18,791 (183) 18,608 108 $ 18,716 ======== 35,015 910 574 1,484 36,499 ======== $ .53 ======== $ .51 ========	2004 $ 13,014 (531) 12,483 -- $ 12,483 ======== 34,439 1,432 -- 1,432 35,871 ======== $ .36 ======== $ .35 ========	2003 $ 32,336 (348) 31,988 217 $ 32,205 ======== 35,602 789 574 1,363 36,965 ======== $ .90 ======== $ .87 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 1,247,000 at July 3, 2003. No stock options were excluded at July 1, 2004.

At July 1, 2004, the assumed conversion of preferred stock to 535,000 equivalent common shares was excluded from the six months ended 2004 earnings per share computations because their effect would have been antidilutive.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended July 1, 2004 and July 3, 2003 (in thousands):
	Second Quarter		Six Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

	2004 $102,417 42,626 23,405 32,449 5,362 $206,259 ======== $ 24,367 10,125 5,971 9,564 901 50,928 (4,217) (13,212) 33,499 212 (8,735) (8,621) (7,008) $ 9,347 ========	2003 $115,642 38,478 22,788 31,720 5,891 $214,519 ======== $ 34,201 6,580 5,854 8,858 1,076 56,569 (3,643) (12,954) 39,972 204 (9,213) -- (12,172) $ 18,791 ========	2004 $198,491 83,627 48,188 66,099 11,620 $408,025 ======== $ 47,815 19,359 13,225 19,758 2,232 102,389 (8,924) (26,235) 67,230 379 (17,409) (8,621) (28,565) $ 13,014 ========	2003 $219,743 76,826 47,177 61,870 11,919 $417,535 ======== $ 59,332 12,744 12,527 17,975 2,257 104,835 (7,690) (25,502) 71,643 396 (18,766) -- (20,937) $ 32,336 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Interest expense, net of interest income, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 11:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,600,000 at July 1, 2004. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company's accrued liability was $3,833,000 at both July 1, 2004 and January 1, 2004.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $695,000 at July 1, 2004, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $18,000,000 at July 1, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at July 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $72,000,000 at July 1, 2004.

At July 1, 2004, the Company had commitments of approximately $46,000,000 for the Atlantic City Tropicana expansion project and approximately $1,800,000 for an executive conference center project at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Note 12: Subsequent Events

On July 7, 2004, the Company redeemed the remaining principal amount of $42,680,000 of the 8 7/8% Notes at 102.958% of the principal amount plus accrued interest. The redemption was funded primarily by borrowings under the Revolver.

On July 22, 2004, the Company obtained a $675,000,000 senior secured credit facility that consists of a five-year revolving credit facility of $550,000,000 and a five-year term loan facility of $125,000,000. The Company used these credit facilities to pay off the Revolver, Term Loan and Tropicana Enterprises Loan.

Item 2. Management's Discussion and Analysis

Financial Condition

On June 2, 2004, we completed a $300 million private placement offering of 7 7/8% Senior Subordinated Notes due 2014. Also on June 2, 2004, we announced the expiration of our cash tender offer and consent solicitation for all of our $235 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007. We accepted and paid for all 8 7/8% Notes tendered pursuant to the Offer, which totaled approximately $192.3 million. A portion of the proceeds from the offering, net of related fees and expenses, was used to redeem the 8 7/8% Notes tendered. The remaining proceeds were used to pay down our revolving credit facility. In connection with the Offer, we recognized a loss on early retirement of debt of $8.6 million in the 2004 second quarter. The loss on early retirement of debt consisted of a redemption premium of $6.3 million and the write-off of unamortized debt issuance costs of $2.3 million. On July 7, 2004, we redeemed the remaining principal amount of the 8 7/8% Notes totaling $42.7 million primarily by drawing on our revolving credit facility. As a result, we recognized a loss on early retirement of debt in July 2004 totaling approximately $1.8 million, consisting of a redemption premium of $1.3 million and a write-off of unamortized debt issuance costs of $0.5 million.

Interest on the 7 7/8% Notes is payable semiannually on June 15 and December 15, beginning on December 15, 2004. At any time prior to June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 103.938% of the principal amount and (ii) all required interest payments through June 15, 2009, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 103.938% of the principal amount plus accrued and unpaid interest declining to 100% of the principal amount plus accrued and unpaid interest beginning June 15, 2012.

At any time on or prior to June 15, 2007, the Company may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture for the 7 7/8% Notes with the net proceeds of one or more equity offerings by the Company at a redemption price of 107.875% of the principal amount plus accrued and unpaid interest; provided that (1) at least 65% of the principal amount of the 7 7/8% Notes issued remains outstanding immediately after such redemption and (2) the redemption occurs within 60 days of the closing of such equity offering.

The 7 7/8% Notes, ranked pari passu with the 8 7/8% Notes and 9% Senior Subordinated Notes due 2011, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 7 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

AZTAR CORPORATION AND SUBSIDIARIES

During the first half of 2004, the outstanding balance on our revolving credit facility decreased to $44.8 million from $146.5 million at January 1, 2004. On July 22, 2004, we obtained a new $675 million senior secured credit facility consisting of a five-year revolving credit facility of $550 million and a five-year term loan facility of $125 million. Also on July 22, 2004, we used the new credit facility to pay off the outstanding principal amount on our prior revolving credit facility. In addition, we paid off our prior term loan and our Tropicana Enterprises loan, which were $47.5 million and $38.8 million, respectively.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the "Quarter," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. Debris removal on the portion of the garage that collapsed is complete and construction has recommenced on all portions of the project. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. We believe it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. No additional asset loss has been noted after the debris removal. The full extent of additional asset loss, if any, will not be known until a full inspection of potential damages is performed. We will continue to assess other potential losses and costs we might incur in relation to the construction accident. Following a recent and comprehensive review of the status of the project and the remaining work to be done, the opening of the expansion project is targeted for mid-October 2004. We are depending on the general contractor to perform under the terms of the contract and to deliver a completed project. We are also depending on the tenants in our dining/entertainment/retail complex to timely perform under the terms of their leases. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to the revised estimates for tenant allowances and incremental project costs resulting from construction delays related to the accident that may not be recoverable under our insurance, the expansion project may cost $25 million to $30 million more than originally estimated. It is reasonably possible that some of these costs may be expensed and the range is estimated to be from none to $9 million. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and the timing of any such recoveries are unknown at this time. It is also reasonably possible that this estimate could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance. Since these issues may not be resolved for some time, and in order to avoid additional delays, we paid the contractor for the estimated amount of work performed but not billed, and we may make payments for change orders from subcontractors for increased costs due to delays, and for the costs of dismantlement and rebuild. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the first half of 2004, our purchases of property and equipment on an accrual basis, including capitalized interest of $6.3 million, were $37.8 million for this project and our expenditures for tenant allowances were $2.7 million.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has almost been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We plan to complete construction documents by the end of the third quarter of 2004. During the first

AZTAR CORPORATION AND SUBSIDIARIES

half of 2004, we capitalized $4.6 million for design development costs included in other assets. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $58.2 million at July 1, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7.8 million at July 1, 2004.

At Casino Aztar Evansville, we are adding an executive conference center that is currently under construction and is scheduled for completion during 2004. During the first half of 2004, our purchases of property and equipment on an accrual basis were $3.1 million related to this project.

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

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2002. The assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We filed a formal protest for the 1998 through 2000 tax years and will be filing a formal protest for the 2001 and 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We have asked the Indiana Supreme Court to review the ruling. If the ruling is not changed, we have estimated that we will be obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at July 1, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $72 million at July 1, 2004.

At July 1, 2004, we had commitments of approximately $46 million for the Tropicana Atlantic City expansion project and approximately $1.8 million for the executive conference center at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.
Second Quarter		Six Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Total consolidated
Depreciation and amortization
Operating income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

2004 $ 102.4 42.6 23.4 32.5 5.4 $ 206.3 ======== $ 24.3 10.1 6.0 9.6 0.9 (4.2) 46.7 (13.2) 33.5 0.2 (8.8) (8.6) (7.0) $ 9.3 ========	2003 $ 115.6 38.5 22.8 31.7 5.9 $ 214.5 ======== $ 34.2 6.5 5.9 8.9 1.1 (3.6) 53.0 (13.0) 40.0 0.2 (9.2) -- (12.2) $ 18.8 ========	2004 $ 198.5 83.6 48.2 66.1 11.6 $ 408.0 ======== $ 47.8 19.4 13.2 19.7 2.2 (8.9) 93.4 (26.2) 67.2 0.4 (17.4) (8.6) (28.6) $ 13.0 ========	2003 $ 219.7 76.8 47.2 61.9 11.9 $ 417.5 ======== $ 59.3 12.7 12.5 18.0 2.3 (7.7) 97.1 (25.5) 71.6 0.4 (18.8) -- (20.9) $ 32.3 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Interest expense, net of interest income, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and

AZTAR CORPORATION AND SUBSIDIARIES

it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Results of Operations

Six Months Ended July 1, 2004 Compared to Six Months Ended July 3, 2003

Consolidated casino revenue was $317.7 million in the first half of 2004, down 4% from $331.3 million in the first half of 2003. The decrease was attributable primarily to the Atlantic City Tropicana, where casino revenue decreased by $18.9 million during the first half of 2004 versus the first half of 2003. This decrease was primarily attributable to business interruption resulting from the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The decrease in casino revenue at the Atlantic City Tropicana was partially offset by a $4.1 million increase in casino revenue at Casino Aztar Evansville. Consolidated casino costs were $3.6 million lower during the 2004 versus 2003 six-month period, primarily due to a decrease in consolidated casino revenue.

Consolidated rooms revenue was $43.5 million in the first half of 2004, up 15% from $37.7 million in the first half of 2003. The increase was attributable primarily to the Tropicana Las Vegas, where the average daily rate increased 24% during the first half of 2004 compared with the first half of 2003. The increase in the average daily rate was primarily attributable to increased tourism to the Las Vegas market. The increase in consolidated rooms revenue was offset by a $1.1 million increase in consolidated rooms expense. The increase in consolidated rooms expense was due primarily to the increase in rooms revenue at the Tropicana Las Vegas.

Consolidated general and administrative expenses increased $3.7 million or 10% in the first half of 2004 from $37.6 million during the first half of 2003. The increase was due to increases at corporate and all of our operating properties with the exception of Casino Aztar Caruthersville. The increase is not attributable to any one significant factor but instead due to a combination of many smaller factors, including rising employee benefit and salary costs.

Construction accident related expense was $2.4 million in the first half of 2004. The expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $8.5 million in the first half of 2004. These recoveries consist of a business interruption recovery of $3.5 million and a recovery due to the delay in the opening of the Atlantic City Tropicana expansion project of $5.0 million. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recovery from the delay in the opening of the expansion project represents a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Both recoveries were recognized when agreed to by our insurers.

Consolidated interest expense was $17.4 million in the first half of 2004 compared with $18.8 million in the first half of 2003. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion, partially offset by increased interest due to a higher level of debt outstanding. Capitalized interest was $3.0 million higher in the 2004 versus 2003 six-month period.

Loss on early retirement of debt was $8.6 million in the first half of 2004. The loss, which resulted from the June 2, 2004 redemption of $192.3 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $6.3 million and the write-off of unamortized debt issuance costs of $2.3 million.

AZTAR CORPORATION AND SUBSIDIARIES

Consolidated income taxes were $28.6 million in the first half of 2004 compared with $20.9 million in the first half of 2003. The increase was largely due to an increase in our Indiana income tax provision, partially offset by a decrease in income before income taxes. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2000 tax years and will be filing a formal protest for the 2001 and 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We have asked the Indiana Supreme Court to review the ruling. If the ruling is not changed, we have estimated that we will be obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount would then be deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which has been recorded as an increase to income taxes payable and expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

TROPICANA ATLANTIC CITY

Casino revenue decreased by $18.9 million or 10% in the first half of 2004 from $193.8 million in the first half of 2003. The decrease in casino revenue consisted primarily of an $11.9 million decrease in slot revenue and a $7.0 million decrease in games revenue. The decrease was primarily attributable to the disruption that followed the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. Casino costs decreased $2.7 million in the first half of 2004 compared to the first half of 2003, primarily due to a decrease in casino revenue.

As noted above, construction accident insurance recoveries were $8.5 million in the first half of 2004. These recoveries consist of a business interruption recovery of $3.5 million and a recovery due to the delay in the opening of the Atlantic City Tropicana expansion project of $5.0 million. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recovery from the delay in the opening of the expansion project represents a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Both recoveries were recognized when agreed to by our insurers.

Construction accident related expense was $2.4 million in the first half of 2004. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption as well as professional fees incurred as a result of the construction accident.

TROPICANA LAS VEGAS

Rooms revenue increased $6.0 million in the first half of 2004, up 30% from $20.3 million in the first half of 2003. The increase was attributable to a 24% increase in the average daily rate and a 5% increase in rooms occupied on a non-complimentary basis. The increased average daily rate and higher occupancy during the first half of 2004 are due primarily to increased tourism to the Las Vegas market. The increase in rooms revenue was offset by a $0.9 million increase in rooms cost.

CASINO AZTAR EVANSVILLE

Casino revenue was $60.4 million in the first half of 2004, up $4.1 million or 7% from $56.3 million in the first half of 2003. The increase in casino revenue consisted of a $4 million increase in slot revenue. This increase was primarily due to an increase in the total number of patrons visiting our riverboat. Mild weather conditions during the 2004 first quarter contrasted with severe weather during the

AZTAR CORPORATION AND SUBSIDIARIES

2003 first quarter contributed to the increased number of patrons. Casino costs increased $0.6 million in the 2004 versus 2003 first half primarily due to an increase in casino revenue.

Quarter Ended July 1, 2004 Compared to Quarter Ended July 3, 2003

Consolidated casino revenue was $158.7 million in the 2004 second quarter, down 7% from $169.8 million in the 2003 second quarter. The decrease was attributable primarily to the Atlantic City Tropicana, where casino revenue decreased by $12.4 million during the 2004 versus 2003 second quarter. This decrease was primarily attributable to business interruption resulting from the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The decrease in casino revenue at the Atlantic City Tropicana was partially offset by a $0.7 million increase in casino revenue at Casino Aztar Evansville. Consolidated casino costs were $2.4 million lower during the 2004 versus 2003 second quarter, primarily due to a decrease in consolidated casino revenue as well as a decrease in gaming tax expense at Casino Aztar Evansville as discussed below.

Consolidated rooms revenue was $23.2 million in the 2004 second quarter, up 16% from $20.0 million in the 2003 second quarter. The increase was attributable primarily to the Tropicana Las Vegas, where the average daily rate increased 25% during the 2004 second quarter compared to the 2003 second quarter. The increase in the average daily rate was primarily attributable to increased tourism to the Las Vegas market.

Consolidated general and administrative expenses were $20.4 million in the 2004 second quarter, up $1.8 million. The increase was due to increases at corporate and the Las Vegas Tropicana. The overall increase is not attributable to any one significant factor but instead due to the combination of many smaller factors including rising employee benefit and salary costs.

Construction accident related expense was $2.3 million in the 2004 second quarter. The expense relates to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $5.0 million in the 2004 second quarter. This recovery is attributable to the delay in the opening of the Atlantic City Tropicana expansion project. The delay in the opening is an insured event under our builders risk insurance policy. The amount recognized represents only the portion of the insurance recovery that has been agreed to by our insurer.

Consolidated interest expense was $8.7 million in the second quarter of 2004 compared with $9.2 million in the second quarter of 2003. The decrease in interest expense was primarily due to an increase in capitalized interest relating to the Atlantic City Tropicana expansion, partially offset by increased interest due to a higher level of debt outstanding. Capitalized interest was $1.6 million higher in the 2004 versus 2003 second quarter.

Loss on early retirement of debt was $8.6 million in the 2004 second quarter. The loss, which resulted from the June 2, 2004 redemption of $192.3 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $6.3 million and the write-off of unamortized debt issuance costs of $2.3 million.

TROPICANA ATLANTIC CITY

Casino revenue decreased by $12.4 million or 12% in the 2004 second quarter from $101.3 million in the 2003 second quarter. The decrease in casino revenue consisted primarily of a $7.2 million decrease in slot revenue and a $5.2 million decrease in games revenue. The decrease was primarily attributable to the business interruption resulting from the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. Casino costs decreased $1.1 million in the 2004 second quarter compared to the 2003 second quarter primarily due to a decrease in casino revenue.

AZTAR CORPORATION AND SUBSIDIARIES

Construction accident insurance recoveries were $5.0 million in the 2004 second quarter. As noted above, the October 30, 2003 construction accident resulted in the delay in the opening of the Atlantic City Tropicana expansion project. The recovery associated with this delay represents a portion of profit that we would have generated had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. This recovery represents only the amount that our insurer has agreed to pay.

Construction accident related expense was $2.3 million in the 2004 second quarter. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

TROPICANA LAS VEGAS

Rooms revenue increased $3.2 million in the 2004 second quarter, up 32% from $9.9 million in the 2003 second quarter. The increase was attributable to a 25% increase in the average daily rate and a 7% increase in rooms occupied on a non-complimentary basis. The increased average daily rate and higher occupancy during the 2004 second quarter are due primarily to increased tourism to the Las Vegas market. The increase in rooms revenue was offset by a $0.6 million increase in rooms cost.

CASINO AZTAR EVANSVILLE

Casino revenue was $29.6 million in the 2004 second quarter, up 2% from $28.9 million in the 2003 second quarter. The casino revenue increase was primarily due to an increase in the total number of patrons visiting our riverboat during the 2004 second quarter.

Casino costs were $0.8 million or 7% lower in the 2004 versus 2003 second quarter due a decrease in gaming tax expense. The decrease in gaming tax expense was attributable to $1.3 million recorded in the second quarter of 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply the dockside graduated tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming came into effect. The impact of this retroactive increase in the second quarter of 2003 was partially offset by an increase in gaming taxes in the second quarter of 2004, which are based on casino revenue.

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

Property and equipment - At July 1, 2004, we have property and equipment of $1.2 billion, representing 84% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgements about useful lives as well as the existence and degree of asset impairments could be affected by future events, such

AZTAR CORPORATION AND SUBSIDIARIES

as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have warranted an impairment review and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

Expenditures associated with the repair or maintenance of a capital asset are expensed as incurred. Expenditures that are expected to provide future benefits to the company or that extend the useful life of an existing asset are capitalized. The useful lives that we assign to property and equipment represent the estimated number of years that the property and equipment is expected to contribute to the revenue generating process based on our current operating strategy. We believe that the useful lives of our property and equipment expire evenly over time. Accordingly, we depreciate our property and equipment on a straight-line basis over their useful lives.

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has almost been completed. We plan to complete construction documents by the end of the third quarter of 2004. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $58.2 million at July 1, 2004. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $7.8 million at July 1, 2004.

Development Costs - At July 1, 2004, capitalized development costs, included as part of other assets, totaled $16.3 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay , or whether not to proceed at all with the project development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, and act of terror, new regulations and new laws, the estimated construction costs, etc.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

During the first quarter of 2004, the IRS completed its examination of the company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of the payments on certain liabilities related to the restructuring of Ramada Inc. During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6.7 million. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2002 years. We have reserved the right to pursue the unagreed portion of this issue in court for the years 1994 through 2002 and we would receive a refund, if successful.

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7.6 million at July 1, 2004. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, our accrued liability was $3.8 million at July 1, 2004 and no events or circumstances have occurred to require us to change the estimate.

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the parking-garage component of the expansion of the Atlantic City

AZTAR CORPORATION AND SUBSIDIARIES

Tropicana. Debris removal on the portion of the garage that collapsed is complete and construction has recommenced on all portions of the project. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. We believe it is probable that any additional asset loss will be recovered from first party insurance or from third parties or their insurers. No additional asset loss has been noted after the debris removal. The full extent of additional asset loss, if any, will not be known until a full inspection of potential damages is performed. We will continue to assess other potential losses and costs we might incur in relation to the construction accident. We are depending on the general contractor to perform under the terms of the contract and to deliver a completed project. We are also depending on the tenants in our dining/entertainment/retail complex to timely perform under the terms of their leases. The cost of the expansion was targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances and incremental project costs resulting from construction delays related to the accident that may not be recoverable under our insurance, the expansion project may cost $25 million to $30 million more than originally estimated. It is reasonably possible that some of these costs may be expensed and the range is estimated to be from none to $9 million. Portions of the incremental delay-related costs may be recoverable from third parties and their insurers, but the amount and timing of any such recoveries are unknown at this time. It is also reasonably possible that this estimate could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance.

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended July 1, 2004 and July 3, 2003 is as follows (in millions, except per share data):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2004 $ 9.3 (0.9) $ 8.4 ======== $ .26 $ .24 $ .25 $ .23	2003 $ 18.8 (0.9) $ 17.9 ======== $ .53 $ .51 $ .51 $ .49	2004 $ 13.0 (1.7) $ 11.3 ======== $ .36 $ .31 $ .35 $ .30	2003 $ 32.3 (1.5) $ 30.8 ======== $ .90 $ .85 $ .87 $ .83

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

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to terrorism and the uncertainty of war and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which our existing operations will continue to be adversely affected by the ongoing effects of the accident on October 30, 2003; uncertainties related to the extent and effects of the delay in the construction and completion of the Tropicana Atlantic City expansion, which could be significantly greater and longer than we currently anticipate; uncertainties in connection with the renegotiation of our collective bargaining agreements; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with partners, owners, suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, labor negotiations, legislative matters and referenda including the potential legalization of gaming in Maryland and New York, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including the Borgata in Atlantic City and gaming in Pennsylvania; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2004 see "Note 3: Long-term Debt" and "Note 12: Subsequent Events" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of July 1, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended July 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on March 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The action arises out of the October 30, 2003 collapse of a portion of a parking garage under construction at the Tropicana Casino and Resort in Atlantic City, New Jersey. The action was brought by Zurich American Insurance Company, which issued a policy of "Completed Value Builders Risk" insurance covering the construction of the garage and related improvements at the Tropicana. The action seeks declaratory relief with respect to certain items of loss for which claims have been made or may be made by the Company or the general contractor on the project, Keating Building Corporation. Specifically, the action seeks a judicial declaration of the meaning and application of the insurance policy to losses on account of "debris removal," "mold damage" and "water damage." Zurich has advanced or paid in excess of $21 million under its policy on account of claimed losses associated with the collapse and has not contested the validity of its policy or that the collapse was generally an insured event under the policy, but does contest its obligations to pay all or portions of the categories of loss identified in its complaint. The Company disagrees with Zurich's positions as set forth in its complaint and intends to contest the action vigorously. The Company and Keating Building Corporation have agreed to refrain from asserting any claims that each may have against the other at this time. Discovery has begun.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on April 21, 2004, the Company filed an action in the Superior Court of the State of Arizona, Maricopa County, against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. The action also arises out of the garage

AZTAR CORPORATION AND SUBSIDIARIES

collapse. The Company filed the action seeking declaratory relief and damages for breach of contract under policies of insurance issued by the defendant insurers in connection with losses claimed by the Company on account of the collapse, including losses for business interruption at the Atlantic City Tropicana due to the collapse and the resulting impairment of the Company's hotel, restaurant, casino and related operations there, which the defendant insurers have refused to pay in full. The Company seeks a declaration establishing its right to coverage for its business interruption losses and extra expenses incurred on account of the loss, payment of such losses and expenses, including its "loss adjustment" expenses up to $1 million, its attorneys' fees in connection with the action, and other relief that may be available. The defendant insurers have moved to dismiss the action on the ground that New Jersey is a more convenient forum.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on March 10, 2004, the Company and its affiliates Adamar of New Jersey, Inc. and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action in the Court of Common Pleas in Philadelphia County, Pennsylvania.  The plaintiff, Scannicchio's Restaurant, is located in the vicinity of the garage collapse. The lawsuit purports to be a class action on behalf of Scannicchio's Restaurant and all neighboring businesses for damages to buildings and loss of profits. The action seeks compensatory and punitive damages in unspecified amounts for negligence and for private and public nuisance. The Company disagrees with the allegations against it and its affiliated entities set forth in the complaint and intends to contest the action vigorously. The Company has filed petitions with the court for dismissal of the action based on lack of jurisdiction.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on December 29, 2003, the Company and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County. The action also arises out of the garage collapse. Between June 15, 2004 and June 24, 2004, twenty-six additional complaints were filed by other plaintiffs for wrongful death for individuals who were killed in the collapse and for compensatory and punitive damages of unspecified amounts in connection with personal injuries suffered in the collapse. Also named as defendants in one or more of these complaints are various companies involved with the project, including the Company's affiliate Adamar of New Jersey, Inc.; Fabi Construction, Inc.; Keating Building Corporation; Wimberly, Allison, Tong & Goo; SOSH Architects; DeSimone Consulting Engineers; Mid-State Filigree Systems; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; Mitchell Bar Placement, Inc.; and Site-Blauvelt Engineers. The Company disagrees with the allegations against it and its affiliates set forth in the complaints and intends to contest these actions vigorously. The court is handling these cases in a coordinated fashion as the Tropicana Parking Garage Collapse Litigation and has issued a Case Management Order governing various matters concerning complaints, answers and cross-claims, as well as discovery and mediation.

On June 4, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The plaintiff, Liberty Mutual Fire Insurance Company, a liability insurer, has interpleaded its policy limits and seeks an order relieving it of further responsibility for the defense and indemnity of various lawsuits against the Company and others arising out of the October 30, 2003 collapse of the parking garage at the expansion to the Tropicana Casino and Resort in Atlantic City, New Jersey. The Company has not yet responded to the complaint, and no trial date or other schedule has yet been established by the court.

On July 14, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants in two actions in the Superior Court of New Jersey in Atlantic County. The actions arise out of an incident that took place on October 24, 2002, at the construction site of the expansion of the Tropicana Casino and Resort in Atlantic City, New Jersey. The plaintiffs are Antonio DeShazo and Johnnie J. Caldwell. The plaintiffs seek compensatory and punitive damages of unspecified

AZTAR CORPORATION AND SUBSIDIARIES

amounts in connection with personal injuries. Also named as defendants are Keating Building Corporation; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; ABC Insurance Companies; Jack Doe and Jill Doe; DEF Engineering Firms, Inc.; Jason Doe and Josephine Doe; Mitchell Bar Placement, Inc.; GHI Architects, Inc.; Jackson Doe and Jenna Doe; and Mid-State Filigree Systems, Inc. The Company intends to contest the actions vigorously with contractual recourse against the general contractor and sub-contractors. No discovery has taken place. On July 22, 2004, Judge William Todd, III consolidated these two cases.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity         Securities

(a)

Changes in Securities

On June 2, 2004, the Company redeemed $192,320,000 principal amount of its 8 7/8% Notes. Holders tendering their 8 7/8% Notes consented to proposed amendments to the indenture governing the 8 7/8% Notes. On June 2, 2004, the indenture was amended to eliminate substantially all of the restrictive covenants and certain events of default contained in the indenture.

On July 7, 2004, the Company redeemed the remaining 8 7/8% Notes at a principal amount of $42,680,000.

(e)	Purchases of Equity Securities
The following table provides information on a monthly basis for the second quarter ended July 1, 2004 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 2, 2004 to April 29, 2004	--	--	--	794,224*
Month #2 April 30, 2004 to June 3, 2004	--	--	--	794,224*
Month #3 June 4, 2004 to July 1, 2004	--	--	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

AZTAR CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 13, 2004, two items were voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2007 annual meeting of shareholders or until their successors are elected and qualified. The relevant voting information is as follows:

Votes Cast For Withheld
Nominee
	Frank J. Brady Gordon M. Burns	25,990,975 28,543,398	6,217,892 3,665,469

2.	The 2004 Employee Stock Option and Incentive Plan was adopted. The relevant voting information is as follows:
	For Against Abstain Broker Non-Votes	Votes Cast 15,295,501 12,309,592 42,151 4,561,623

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	4	Indenture, dated as of June 2, 2004, between Aztar Corporation and U.S. Bank National Association, as Trustee, relating to the 7 7/8% Senior Subordinated Notes due 2014 of Aztar Corporation.
10

Amendment No. 10, dated May 25, 2004, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

On May 25, 2004, the Company filed a report on Form 8-K dated May 24, 2004 under Items 5. and 7. to add segment information to the Consolidated Financial Statements for the fiscal year ended January 1, 2004 to conform with the presentation for the quarter ended April 1, 2004.

On June 3, 2004, the Company filed a report on Form 8-K dated June 2, 2004 under Items 5. and 7. to furnish a press release as Exhibit 99 announcing the completion of its private placement of $300 million of 7 7/8% Senior Subordinated Notes due 2014 and expiration of its tender offer for its 8 7/8% Senior Subordinated Notes due 2007.

On July 21, 2004, the Company filed a report on Form 8-K dated July 21, 2004 under Items 7. and 12. to furnish a press release as Exhibit 99 announcing the Company's financial results for its second quarter ended July 1, 2004.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2004	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
4	Indenture, dated as of June 2, 2004, between Aztar Corporation and U.S. Bank National Association, as Trustee, relating to the 7 7/8% Senior Subordinated Notes due 2014 of Aztar Corporation.
10

Amendment No. 10, dated May 25, 2004, to Amended and Restated Reducing Revolving Loan Agreement, dated as of May 28, 1998, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.