Form 10-Q
period 2004-09-30
AZTAR CORP
filed 2004-11-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At October 28, 2004, the registrant had outstanding 34,656,419 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

September 30, 2004 $ 49,275 16,823 6,074 -- 7,811 10,655 11,402 102,040 20,492 728,955 216,109 260,907 31 1,206,002 34,645 81,074 $1,444,253 ==========	January 1, 2004 $ 70,586 17,043 3,345 5,587 7,576 10,049 14,945 129,131 19,586 738,978 216,103 166,544 44 1,121,669 34,616 42,771 $1,347,773 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $13,359 and $12,187)

Shareholders' equity:
  Common stock, $.01 par value (34,642,586 and
    34,270,803 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

September 30, 2004 $ 88,530 26,925 10,987 10,401 9,701 1,011 972 148,527 672,071 20,955 34,145 4,985 531 448,937 317,033 (1,526) (201,405) 563,570 $1,444,253 ==========	January 1, 2004 $ 65,746 28,133 9,478 10,755 -- 16,963 981 132,056 628,603 19,825 27,462 5,253 526 441,498 291,573 (1,526) (197,497) 534,574 $1,347,773 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended September 30, 2004 and October 2, 2003
(in thousands, except per share data)
Third Quarter	Nine Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance
    recoveries
  Depreciation and amortization
  Preopening costs

Operating income

  Other income
  Interest income
  Interest expense
  Loss on early retirement of debt

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2004

$167,631
22,751
14,340
  10,742
215,464

71,068
11,455
13,867
7,708
19,596
20,609
6,160
6,700
355
7,021
2,220
3,183

(2,000)
  13,894
   1,123
 182,959

32,505

315
199
(8,883)
  (1,751)

22,385

  (9,191)

$ 13,194
========

$    .37

$  .  36

34,617

36,548

  2003

$164,748
20,885
13,845
  10,789
210,267

70,224
10,570
13,124
7,699
18,809
19,596
5,650
6,168
435
7,299
2,111
--

--
  12,971
      --
 174,656

35,611

--
153
(8,774)
      --

26,990

 (10,088)

$ 16,902
========

$    .48

$    .46

34,620

36,321

  2004

$485,282
66,215
42,119
  29,873
623,489

208,601
32,072
40,789
22,650
57,746
61,934
14,965
19,335
848
22,051
6,468
5,543

(10,500)
  40,129
   1,123
 523,754

99,735

315
578
(26,292)
 (10,372)

63,964

 (37,756)

$ 26,208
========

$    .74

$    .71

34,498

36,448

  2003

$496,084
58,580
42,872
  30,266
627,802

211,399
30,039
40,562
22,925
57,613
57,231
13,873
18,607
1,186
22,255
6,385
--

--
  38,473
      --
 520,548

107,254

--
549
(27,540)
      --

80,263

 (31,025)

$ 49,238
========

$   1.38

$   1.33

35,275

36,745

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended September 30, 2004 and October 2, 2003
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
Proceeds from insurance
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2004

$  26,208

41,399
848
10,372
584
344
10,226

(6,206)
5,587

(1,355)

23,022
   (1,834)

  109,195

2,068
3,000
(116,456)
  (33,136)

 (144,524)

826,590
2,363
(791,584)
(7,616)
(11)
(12,744)
(1,858)
(406)
     (716)

   14,018

(21,311)
   70,586

$  49,275
=========

  2003

$  49,238

39,608
1,186
--
138
344
3,634

(200)
4,593

(2,056)

(9,058)
      981

   88,408

1,855
--
(103,126)
  (18,278)

 (119,549)

274,900
65
(213,660)
--
(23)
--
(42,244)
(435)
     (469)

   18,134

(13,007)
   52,896

$  39,889
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended September 30, 2004 and October 2, 2003
(in thousands)
Nine Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Current liabilities incurred for other assets

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid

2004 $ 2,050 -- $ 23,512 9,211	2003 $ -- 1,919 $ 24,874 21,738

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended September 30, 2004 and October 2, 2003
(in thousands, except number of shares)
Nine Months

Common stock:
  Beginning balance
  Stock options exercised for 541,835 and 8,666
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

    Ending balance

2004 $ 526 5 531 441,498 4,408 3,031 448,937 291,573 (748) 26,208 317,033 (1,526) (197,497) -- (3,908) (201,405) $ 563,570 =========	2003 $ 524 -- 524 439,275 65 32 439,372 231,420 (542) 49,238 280,116 (612) (155,253) (42,244) -- (197,497) $ 521,903 =========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the third quarter and nine months ended 2004 was $3,968,000 and $10,282,000, respectively; it was $2,372,000 and $5,725,000 during the third quarter and nine months ended 2003. Capitalized costs related to development projects, included in other assets, were $18,186,000 and $11,612,000 at September 30, 2004 and January 1, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended January 1, 2004.

Certain reclassifications have been made in the January 1, 2004 Consolidated Balance Sheet in order to be comparable with the September 30, 2004 presentation.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the third quarter and nine months ended 2004 were 10,000 and 535,000, respectively; there were 25,000 and 633,000 granted during the third quarter and nine months ended 2003.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended September 30, 2004 and October 2, 2003 is as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2004 $ 13,194 (943) $ 12,251 ======== $ .37 $ .35 $ .36 $ .33	2003 $ 16,902 (819) $ 16,083 ======== $ .48 $ .46 $ .46 $ .44	2004 $ 26,208 (2,651) $ 23,557 ======== $ .74 $ .66 $ .71 $ .63	2003 $ 49,238 (2,376) $ 46,862 ======== $ 1.38 $ 1.31 $ 1.33 $ 1.28

Note 2:  Las Vegas Tropicana Development

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has substantially been completed. The Company will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with the development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $57,351,000 at September 30, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,524,000 at September 30, 2004. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate; matures June 30, 2005
Revolver; floating rate, 3.7% at September 30, 2004;
  matures July 22, 2009
Term Loan; floating rate; matures June 30, 2005
Term Loan; floating rate, 3.4% at September 30, 2004;
  matures July 22, 2009
Tropicana Enterprises Loan; floating rate; matures
  June 30, 2005
Obligations under capital leases

Less current portion

September 30, 2004 $ -- 175,000 300,000 -- 73,300 -- 124,688 -- 94 673,082 (1,011) $672,071 ========	January 1, 2004 $235,000 175,000 -- 146,500 -- 47,750 -- 41,116 200 645,566 (16,963) $628,603 ========

On July 22, 2004, the Company obtained a new $675,000,000 senior secured credit facility consisting of a five-year revolving credit facility (including letter of credit and swingline sublimits) of up to $550,000,000 (the "Revolver") and a five-year term loan facility of $125,000,000 (the "Term Loan"). The new senior secured credit facility (the "Credit Agreement") amended and restated the Company's prior revolving credit facility. The Company used the funds available under the new senior secured credit facility to pay off its prior revolving credit facility, term loan and Tropicana Enterprises loan, and to pay fees and expenses associated with the Credit Agreement. At September 30, 2004, the outstanding letters of credit under the Credit Agreement were $6,218,000. Since September 30, 2004, the Company has made borrowings and repayments under the Revolver. The outstanding balance of the Revolver on October 29, 2004 was $119,700,000.

Under the Credit Agreement, the original Term Loan will be payable quarterly based on annual percentages of 1% of the Term Loan in each of Years 1 through 3, 10% in Year 4, and 4% for each of the first three quarters in Year 5, with the balance due at maturity. If the Company does not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments, then the Credit Agreement provides that $125,000,000 of the revolving credit facility will terminate by June 30, 2006; if, however, the Company does commence such redevelopment or enter into such an alternative project, then under certain circumstances (and no later than December 31, 2006), the Credit Agreement provides that an amount equal to the lesser of $125,000,000 and the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity as the revolving credit facility and will amortize at the same percentage rates as the original Term Loan. Under the Credit Agreement, interest on the respective facilities will be computed based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on the Company's ratio of outstanding indebtedness to operating cash flow, as defined. As of September 30, 2004, the margin was at 0.50% greater than the lowest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.25% to 0.625% per annum on the unused portion of the Revolver.

Under the Credit Agreement, each of the revolving credit facility and term loan facility and any additional facility will be unconditionally guaranteed by each of the Company's existing and future subsidiaries (other than certain unrestricted

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

subsidiaries) and the facilities (and guarantees thereof) will be secured by a perfected first priority security interest in substantially all of the personal and real property assets of the Company and such subsidiaries. The Credit Agreement imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Credit Agreement prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $30,000,000 per year with limited exceptions. In addition, the Credit Agreement contains quarterly financial tests, including a minimum fixed charge coverage ratio and maximum ratios of total debt and senior debt to operating cash flow. Should the Company commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to the Company and its subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The new senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

On June 2, 2004, the Company issued $300,000,000 principal amount of 7 7/8% Senior Subordinated Notes due June 15, 2014 ("7 7/8% Notes"). Interest is payable semiannually on June 15 and December 15, beginning on December 15, 2004. The net proceeds from the issuance of the 7 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $294,300,000. A portion of the net proceeds of the 7 7/8% Notes was used for a redemption on June 2, 2004 of $192,320,000 principal amount of 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Notes") that were tendered under an offer to purchase that was issued by the Company on April 22, 2004. The balance of the net proceeds of the 7 7/8% Notes was used to repay outstanding borrowings under the Revolver. On July 7, 2004, the Company redeemed the remaining principal amount of $42,680,000 of the 8 7/8% Notes. The redemption was funded primarily by borrowings under the Revolver.

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

The 7 7/8% Notes, ranked pari passu with the 9% Senior Subordinated Notes due 2011 ("9% Notes"), are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 7 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	September 30, 2004 $ 19,281 2,342 304 21,927 (972) $ 20,955 ========	January 1, 2004 $ 17,960 2,531 315 20,806 (981) $ 19,825 ========

Note 5:  Benefit Plans

The components of benefit plan expense for the periods ended September 30, 2004 and October 2, 2003 are as follows (in thousands):
	Defined Benefit Plans Third Quarter		Defined Benefit Plans Nine Months
	2004	2003	2004	2003
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss	$ 24 240 28 225 $ 517 ======	$ 23 203 56 108 $ 390 ======	$ 71 722 85 673 $1,551 ======	$ 68 610 168 324 $1,170 ======
	Deferred Compensation Plan Third Quarter		Deferred Compensation Plan Nine Months
	2004	2003	2004	2003
Service cost Interest cost Cash surrender value increase net of premium expense	$ 3 96 (85) $ 14 ======	$ 3 101 (78) $ 26 ======	$ 8 288 (255) $ 41 ======	$ 9 301 (233) $ 77 ======

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

Construction continues on the expansion project. Removal of the garage debris has been completed and the rebuilding of the portion of the garage that collapsed is near completion. Business at the Tropicana Atlantic City continues to suffer adverse impacts from the disruption that followed the accident. One street adjacent to the property remained closed through September 30, 2004, limiting access to the existing parking garages and the porte cochere. During the third quarter and nine months ended 2004, the Company incurred approximately $3,200,000 and $5,500,000, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred as a result of the accident.

During the first quarter of 2004, the Company recorded $3,500,000 of business interruption recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. During the second quarter and third quarter of 2004, the Company recorded $5,000,000 and $2,000,000, respectively, of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries totaling $10,500,000 are classified as construction accident insurance recoveries in the Consolidated Statement of Operations. Insurance claims for business interruption that occurred from the date of the accident through the end of the third quarter of 2004 have been filed with the Company's insurers in the amount of approximately $25,700,000 of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $45,100,000, of which $5,000,000 has been received by the Company and $2,000,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 30, 2004. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $7,700,000 for other costs it has incurred that are related to the construction accident, of which approximately $900,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $2,100,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 30, 2004.

During 2003, the Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000, which was included in the Consolidated Balance Sheet as part of the construction accident receivables at January 1, 2004. By September 30, 2004, the contractor has made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3,000,000 asset loss previously incurred, the Company increased construction in progress for $3,000,000 and relieved the corresponding receivable at September 30, 2004. In addition to the $3,000,000 asset loss that was recognized and subsequently recovered, the Company recognized approximately $2,200,000 of expense during the 2004 third quarter for costs incurred to repair areas near or adjacent to the parking-garage that were damaged as a result of the accident. This expense was classified in the Consolidated Statement of Operations as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the 2004 third quarter, the Company estimated and recognized approximately $2,400,000 of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income in the Consolidated Statement of Operations. In addition, the Company believes it is reasonably possible that it could incur additional dismantlement and debris removal costs of up to $2,000,000 that might not be recovered under insurance. Because there is still uncertainty about the final costs of dismantlement and debris removal, this estimate may change in the future. During the 2004 third quarter, the Company recorded approximately $4,900,000 of insurance recovery associated with the rebuild of which $3,000,000 was received by the Company and approximately $1,900,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 30, 2004. This recovery was classified as other income in the Consolidated Statement of Operations.

Note 7:  Loss on Early Retirement of Debt

On July 7, 2004, the Company redeemed the remaining principal amount of $42,680,000 of the 8 7/8% Notes. In connection with this redemption, during the third quarter of 2004, the Company expensed the redemption premium of $1,262,000 and the unamortized debt issuance costs of $489,000 for a total of $1,751,000. On June 2, 2004, the Company redeemed $192,320,000 of the 8 7/8% Notes. In connection with this redemption, during the second quarter of 2004, the Company expensed the redemption premium of $6,354,000 and the unamortized debt issuance costs of $2,267,000 for a total of $8,621,000. Loss on early retirement of debt was $10,372,000 for the nine months ended 2004.

Note 8:  Income Taxes

During the first quarter of 2004, the Internal Revenue Service ("IRS") completed its examination of the Company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. (the "Restructuring"). During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6,724,000. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring, the same issue as described above for the 2000 through 2002 years. For the years 1994 through 2002, the Company has reserved the right to pursue the unagreed portion in court and would receive a refund, if successful. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company has received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2002. The assessments are based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company has filed a formal protest for the years 1998 through 2002. In April 2004, the Indiana Tax Court ruled against the Company. The Company asked the Indiana Supreme Court to review the ruling. The Company's request was denied. As a result, the Company has estimated that it is obligated to pay approximately $17,300,000 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11,300,000, which was recorded as an increase to income taxes payable and expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended September 30, 2004 and October 2, 2003, are as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income

Less: preferred stock dividends
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2004 $ 13,194 (217) 12,977 99 $ 13,076 ======== 34,617 1,404 527 1,931 36,548 ======== $ .37 ======== $ .36 ========	2003 $ 16,902 (194) 16,708 107 $ 16,815 ======== 34,620 1,135 566 1,701 36,321 ======== $ .48 ======== $ .46 ========	2004 $ 26,208 (748) 25,460 299 $ 25,759 ======== 34,498 1,423 527 1,950 36,448 ======== $ .74 ======== $ .71 ========	2003 $ 49,238 (542) 48,696 321 $ 49,017 ======== 35,275 904 566 1,470 36,745 ======== $ 1.38 ======== $ 1.33 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 10,000 and 687,000 at September 30, 2004 and October 2, 2003, respectively.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended September 30, 2004 and October 2, 2003 (in thousands):
	Third Quarter		Nine Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

	2004 $112,738 41,038 21,826 33,873 5,989 $215,464 ======== $ 26,141 8,769 4,238 9,891 1,215 50,254 (3,855) (13,894) 32,505 315 199 (8,883) (1,751) (9,191) $ 13,194 ========	2003 $111,938 39,474 20,811 32,283 5,761 $210,267 ======== $ 31,474 7,045 3,336 9,344 1,048 52,247 (3,665) (12,971) 35,611 -- 153 (8,774) -- (10,088) $ 16,902 ========	2004 $311,229 124,665 70,014 99,972 17,609 $623,489 ======== $ 73,956 28,128 17,463 29,649 3,447 152,643 (12,779) (40,129) 99,735 315 578 (26,292) (10,372) (37,756) $ 26,208 ========	2003 $331,681 116,300 67,988 94,153 17,680 $627,802 ======== $ 90,806 19,789 15,863 27,319 3,305 157,082 (11,355) (38,473) 107,254 -- 549 (27,540) -- (31,025) $ 49,238 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Note 11:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,400,000 at September 30, 2004. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both September 30, 2004 and January 1, 2004.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $968,000 at September 30, 2004, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available for eligible investments. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $18,000,000 at September 30, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at September 30, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $66,000,000 at September 30, 2004.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

At September 30, 2004, the Company had commitments of approximately $25,000,000 for the Atlantic City Tropicana expansion project.

Item 2. Management's Discussion and Analysis

Financial Condition

On June 2, 2004, we completed a $300 million private placement offering of 7 7/8% Senior Subordinated Notes due 2014. Also on June 2, 2004, we announced the expiration of our cash tender offer and consent solicitation for all of our $235 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007. We accepted and paid for all 8 7/8% Notes tendered pursuant to the Offer, which totaled approximately $192.3 million. A portion of the proceeds from the offering, net of related fees and expenses, was used to redeem the 8 7/8% Notes tendered. The remaining proceeds were used to pay down our revolving credit facility. In connection with the Offer, we recognized a loss on early retirement of debt of approximately $8.7 million in the 2004 second quarter. The loss on early retirement of debt consisted of a redemption premium of $6.4 million and the write-off of unamortized debt issuance costs of $2.3 million. On July 7, 2004, we redeemed the remaining principal amount of the 8 7/8% Notes totaling $42.7 million primarily by drawing on our revolving credit facility. As a result, we recognized a loss on early retirement of debt in July 2004 totaling approximately $1.7 million, consisting of a redemption premium of $1.2 million and a write-off of unamortized debt issuance costs of $0.5 million.

Interest on the 7 7/8% Notes is payable semiannually on June 15 and December 15, beginning on December 15, 2004. At any time prior to June 15, 2009, the 7 7/8% Notes are redeemable at our option, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 103.938% of the principal amount and (ii) all required interest payments through June 15, 2009, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the Treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after June 15, 2009, the 7 7/8% Notes are redeemable at our option, in whole or in part, at prices from 103.938% of the principal amount plus accrued and unpaid interest declining to 100% of the principal amount plus accrued and unpaid interest beginning June 15, 2012.

At any time on or prior to June 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture for the 7 7/8% Notes with the net proceeds of one or more equity offerings by the company at a redemption price of 107.875% of the principal amount plus accrued and unpaid interest; provided that (1) at least 65% of the principal amount of the 7 7/8% Notes issued remains outstanding immediately after such redemption and (2) the redemption occurs within 60 days of the closing of such equity offering.

The 7 7/8% Notes, ranked pari passu with the 9% Senior Subordinated Notes due 2011, are general unsecured obligations and are subordinated in right of payment to all of our present and future senior indebtedness (as defined). Upon change of control of the company, the holders of the 7 7/8% Notes would have the right to require repurchase of the notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes limit our ability to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

On July 22, 2004, we obtained a new $675 million senior secured credit facility consisting of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million. Also on July 22, 2004, we used the new senior secured credit facility to pay off the outstanding principal amount on our prior revolving credit facility. In addition, we paid off our prior term loan and our Tropicana Enterprises loan, which were $47.5 million and $38.8 million, respectively. At September 30, 2004, the outstanding balance of our revolving credit facility was $73.3 million, leaving $470.5 million available for future borrowing

AZTAR CORPORATION AND SUBSIDIARIES

after consideration of outstanding letters of credit. Under the senior secured credit facility, interest on the respective facilities will be computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on our ratio of outstanding indebtedness to operating cash flow, as defined.

The senior secured credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The senior secured credit facility prohibits dividends on our common stock (other than those payable in common stock) and repurchases of our common stock in excess of $30 million per year with limited exceptions. In addition, the senior secured credit facility contains quarterly financial tests, including a minimum fixed charge coverage ratio and maximum ratios of total debt and senior debt to operating cash flow. Should we commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to us and our subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. By September 30, 2004, the contractor has made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3 million asset loss previously incurred, we increased construction in progress for $3 million and relieved the corresponding receivable at September 30, 2004. In addition to the $3 million asset loss that was recognized and subsequently recovered, we recognized approximately $2.2 million of expense during the 2004 third quarter for costs incurred to repair areas near or adjacent to the parking-garage that were damaged as a result of the accident. This expense was classified as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and our contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the 2004 third quarter, we estimated and recognized approximately $2.4 million of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income. In addition, we believe it is reasonably possible that we could incur additional dismantlement and debris removal costs of up to $2 million that might not be recovered under insurance. Because there is still uncertainty about the final costs of dismantlement and debris removal, this estimate may change in the future. During the 2004 third quarter, we recorded approximately $4.9 million of insurance recovery associated with the rebuild of which $3 million was received in cash and approximately $1.9 million was included in the construction accident receivables at September 30, 2004. This recovery was classified as other income.

The cost of the expansion was originally targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances, incremental project costs resulting from construction

AZTAR CORPORATION AND SUBSIDIARIES

delays related to the accident, and rebuilding costs, the expansion project may cost approximately $60 million more than originally estimated; however, as a result of a provision in the settlement agreement that provides that we receive insurance proceeds for the rebuild costs instead of our contractor, we anticipate recovering approximately $25 million of these additional costs from our insurer. Portions of the incremental delay-related costs may also be recoverable from third parties and their insurers, but the amount and the timing of any such recoveries are unknown at this time. It is reasonably possible that these estimates could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance.

On September 30, 2004, the Atlantic City Division of Construction and the New Jersey Department of Community Affairs granted approval for our employees and tenant employees to have access to the new hotel tower and to The Quarter. Our employees can now oversee the cleaning and outfitting of all 502 rooms in the new tower. Tenants of The Quarter, as their spaces are completed and approved, can stock and conduct training in their stores, restaurants and entertainment venues. Most of the tenant spaces are completed and are going through the approval process. The most recent construction schedule provided by the contractor calls for completion of the garage structure by November 9; however, it appears that completion of the garage structure is running 7 to 12 days behind schedule. Following the completion of the garage structure, inspections by various state and local authorities are required. Therefore, we are anticipating an opening of the garage, the new hotel tower and The Quarter to the public by Thanksgiving. Achieving this targeted opening is dependent on no adverse impacts from unusually bad weather, materials shortages, labor strife or other factors. Funds for the expansion will come in part from public sector subsidies, tax rebates and other credits, the present value of which could be up to $60 million. We are planning that the costs to be borne by us would be funded largely from our operating cash flow, with additional needs met by our revolving credit facility. During the nine months of 2004, our purchases of property and equipment on an accrual basis, including capitalized interest of $10.2 million, were $77.7 million for this project and our expenditures for tenant allowances were $15.6 million.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design concept that we are finalizing calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During the nine months of 2004, we capitalized $6.5 million for design development costs included in other assets. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $57.4 million at September 30, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7.5 million at September 30, 2004.

At Casino Aztar Evansville, construction on the executive conference center was completed during the 2004 third quarter. During the 2004 nine-month period, our purchases of property and equipment on an accrual basis were $5.0 million related to this project.

AZTAR CORPORATION AND SUBSIDIARIES

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

We have received proposed assessments from the Indiana Department of Revenue in connection with the examination of our Indiana income tax returns for the years 1996 through 2002. The assessments are based on the IDR's position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. We filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. We filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we have estimated that we are obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income taxes payable and expense in the first quarter of 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at September 30, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $66 million at September 30, 2004.

At September 30, 2004, we had commitments of approximately $25 million for the Tropicana Atlantic City expansion project.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.
Third Quarter		Nine Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Total consolidated
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

2004 $ 112.7 41.1 21.8 33.9 6.0 $ 215.5 ======== $ 26.1 8.8 4.3 9.9 1.2 (3.9) 46.4 (13.9) 32.5 0.3 0.2 (8.9) (1.7) (9.2) $ 13.2 ========	2003 $ 111.9 39.5 20.8 32.3 5.8 $ 210.3 ======== $ 31.5 7.0 3.3 9.4 1.1 (3.7) 48.6 (13.0) 35.6 -- 0.2 (8.8) -- (10.1) $ 16.9 ========	2004 $ 311.2 124.7 70.0 100.0 17.6 $ 623.5 ======== $ 74.0 28.1 17.5 29.6 3.4 (12.8) 139.8 (40.1) 99.7 0.3 0.6 (26.3) (10.4) (37.7) $ 26.2 ========	2003 $ 331.7 116.3 68.0 94.1 17.7 $ 627.8 ======== $ 90.8 19.8 15.9 27.3 3.3 (11.3) 145.8 (38.5) 107.3 -- 0.5 (27.6) -- (31.0) $ 49.2 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as

AZTAR CORPORATION AND SUBSIDIARIES
a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended October 2, 2003

Consolidated casino revenue was $485.3 million in the nine months of 2004, down 2% from $496.1 million in the nine months of 2003. The decrease was attributable to the Atlantic City Tropicana, where casino revenue decreased by $18.4 million during the nine months of 2004 versus the nine months of 2003. This decrease was primarily attributable to business interruption resulting from the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The decrease in casino revenue at the Atlantic City Tropicana was partially offset by a $5.5 million increase in casino revenue at Casino Aztar Evansville. Consolidated casino costs were $2.8 million lower during the 2004 versus 2003 nine-month period, primarily due to a decrease in complimentaries, player airfare reimbursement and special event costs at the Tropicana Las Vegas.

Consolidated rooms revenue was $66.2 million in the nine months of 2004, up 13% from $58.6 million in the nine months of 2003. The increase was attributable primarily to the Tropicana Las Vegas, where the average daily rate increased 18% and rooms occupied on a non-complimentary basis increased 5% during the nine months of 2004 compared with the nine months of 2003. The increase in the average daily rate and the higher occupancy were primarily attributable to increased tourism to the Las Vegas market. The increase in consolidated rooms revenue was offset by a $2.0 million increase in consolidated rooms expense. The increase in consolidated rooms expense was due primarily to the increase in rooms revenue at the Tropicana Las Vegas.

Consolidated general and administrative expenses increased $4.7 million or 8% in the nine months of 2004 from $57.2 million during the nine months of 2003. The increase was due to increases at corporate and all of our operating properties with the exception of Casino Aztar Caruthersville. The increase is not attributable to any one significant factor but instead due to a combination of many smaller factors, including increased professional fees, rising employee benefit and salary costs and increased executive incentive costs.

Consolidated utilities expense increased $1.1 million or 8% in the nine months of 2004 from $13.9 million during the nine months of 2003. The increase was attributable to a new electrical power contract at the Atlantic City Tropicana, which became effective July 2004. The new contract, which replaced an existing contract that had been in place since July 1997, contains less favorable electrical rates.

Construction accident related expense was $5.5 million in the nine months of 2004. The expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident and professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $10.5 million in the nine months of 2004. These recoveries consist of a business interruption recovery of $3.5 million and two recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project totaling $7.0 million. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recoveries from the delay in the opening of the expansion project represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Each recovery was recognized when agreed to by our insurers.

Preopening costs were $1.1 million in the nine months of 2004. These expenses relate entirely to marketing efforts undertaken by the Atlantic City Tropicana during the 2004 third quarter to promote The Quarter.

AZTAR CORPORATION AND SUBSIDIARIES

Consolidated interest expense was $26.3 million in the nine months of 2004 compared with $27.6 million in the nine months of 2003. The decrease in interest expense was primarily a result of an increase in capitalized interest relating to the Atlantic City Tropicana expansion, partially offset by increased interest due to a higher level of debt outstanding. Capitalized interest was $4.6 million higher in the 2004 versus 2003 nine-month period.

Loss on early retirement of debt was $10.4 million in the nine months of 2004. The loss, which resulted from the redemption of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $7.6 million and the write-off of unamortized debt issuance costs of $2.8 million.

Consolidated income taxes were $37.7 million in the nine months of 2004 compared with $31.0 million in the nine months of 2003. The increase was largely due to an increase in our Indiana income tax provision, partially offset by a decrease in income before income taxes. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we have estimated that we are obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income taxes payable and expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

TROPICANA ATLANTIC CITY

Casino revenue decreased by $18.4 million or 6% in the nine months of 2004 from $290.7 million in the nine months of 2003. The decrease in casino revenue consisted primarily of a $12.7 million decrease in slot revenue and a $5.7 million decrease in games revenue. The decrease was primarily attributable to the disruption that followed the October 30, 2003 construction accident and the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. Casino costs decreased $1.7 million in the nine months of 2004 compared to the nine months of 2003, primarily due to a decrease in casino revenue.

General and administrative expense increased $1.1 million or 6% in the nine months of 2004 from $19.1 million in the nine months of 2003. The increase was due to a combination of factors including an increase in asset disposal costs, loss and damage claims and professional fees.

Utilities expense increased $1.3 million or 19% in the nine months of 2004 from $6.9 million in the nine months of 2003. As noted above, the increase was attributable to a new electrical power contract, which became effective July 2004. The new contract, which replaced an existing contract that had been in place since July 1997, contains less favorable electrical rates.

Construction accident related expense was $5.5 million in the nine months of 2004. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $10.5 million in the nine months of 2004. As noted above, these recoveries consist of a business interruption recovery of $3.5 million and two recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project of $7.0 million. The business interruption

AZTAR CORPORATION AND SUBSIDIARIES

recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recoveries from the delay in the opening of the expansion project represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Each recovery was recognized when agreed to by our insurers.

Preopening costs were $1.1 million in the nine months of 2004. As noted above, these expenses relate to marketing costs incurred to promote The Quarter.

TROPICANA LAS VEGAS

Casino revenue was $52.7 million in the nine months of 2004, up slightly from $52.5 million in the nine months of 2003. Although casino revenue remained consistent, casino costs decreased $2.4 million in the nine months of 2004 versus the nine months of 2003, primarily due to a decrease in complimentaries, player airfare reimbursement and costs associated with special events.

Rooms revenue increased $7.3 million in the nine months of 2004, up 24% from $30.6 million in the nine months of 2003. The increase was attributable to an 18% increase in the average daily rate and a 5% increase in rooms occupied on a non-complimentary basis. The increased average daily rate and higher occupancy during the nine months of 2004 are due primarily to increased tourism to the Las Vegas market. Rooms expense increased $1.3 million due to the increase in rooms revenue.

CASINO AZTAR EVANSVILLE

Casino revenue was $91.1 million in the nine months of 2004, up $5.5 million or 6% from $85.6 million in the nine months of 2003. The increase in casino revenue consisted primarily of a $5.3 million increase in slot revenue. This increase was primarily due to an increase in the total number of patrons visiting our riverboat. Mild weather conditions during the 2004 first quarter contrasted with severe weather during the 2003 first quarter as well as an increased emphasis on marketing and promotional efforts during the 2004 versus 2003 nine-month period contributed to the increased number of patrons. Casino costs increased $1.0 million in the 2004 versus 2003 nine-month period primarily due to the increase in casino revenue.

Quarter Ended September 30, 2004 Compared to Quarter Ended October 2, 2003

Consolidated rooms revenue was $22.8 million in the 2004 third quarter, up 9% from $20.9 million in the 2003 third quarter. The increase was attributable primarily to the Tropicana Las Vegas, where rooms occupied on a non-complimentary basis increased 7% and the average daily rate increased 6% during the 2004 versus 2003 third quarter. The increase in occupancy and the average daily rate was primarily attributable to increased tourism to the Las Vegas market.

Consolidated general and administrative expenses were $20.6 million in the 2004 third quarter, up $1.0 million or 5% from the 2003 third quarter. The increase was due primarily to increases at the Tropicana Atlantic City, Ramada Express Laughlin and corporate. The overall increase is not attributable to any one significant factor but instead due to the combination of many smaller factors including increased professional fees, rising employee benefit and salary costs and increased executive incentive costs.

Consolidated utilities expense increased $0.5 million or 9% to $6.2 million during the 2004 versus 2003 third quarter. The increase was attributable to a new electrical power contract at the Atlantic City Tropicana, which became effective July 2004. The new contract, which replaced an existing contract that had been in place since July 1997, contains less favorable electrical rates.

Consolidated repairs and maintenance expense increased $0.5 million or 9% during the 2004 third quarter from $6.2 million during the 2003 third quarter. The increase was attributable to building maintenance and repair activities at the Atlantic City Tropicana, which were routine in nature.

AZTAR CORPORATION AND SUBSIDIARIES

Construction accident related expense was $3.2 million in the 2004 third quarter. The expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $2.0 million in the 2004 third quarter. This recovery is attributable to the delay in the opening of the Atlantic City Tropicana expansion project. The amount recognized represents a partial insurance recovery that has been agreed to by our insurer.

Preopening costs were $1.1 million in the 2004 third quarter. These expenses relate to marketing costs incurred by the Atlantic City Tropicana to promote The Quarter.

Loss on early retirement of debt was $1.7 million in the 2004 third quarter. The loss, which resulted from the July 7, 2004 redemption of $42.7 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $1.2 million and the write-off of unamortized debt issuance costs of $0.5 million.

TROPICANA ATLANTIC CITY

General and administrative expenses were $7.1 million in the 2004 third quarter, up $0.4 million or 6% from $6.7 million in the 2003 third quarter. The increase is not attributable to any one significant factor but instead due to the combination of many smaller factors including increased salary costs for security personnel and asset disposal costs.

Utilities expense increased $0.8 million or 28% in the third quarter of 2004 from $2.7 million during the third quarter of 2003. As noted above, the increase was attributable to a new electrical power contract, which became effective July 2004. The new contract, which replaced an existing contract that had been in place since July 1997, contains less favorable electrical rates. Repairs and maintenance expense increased $0.7 million or 20% during the 2004 versus 2003 third quarter. The increase was attributable to building repair and maintenance activities that were routine in nature.

Construction accident related expense was $3.2 million in the 2004 third quarter. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $2.0 million in the 2004 third quarter. As noted above, the October 30, 2003 construction accident resulted in a delay in the opening of the expansion project. The recovery represents a portion of profit that we would have generated had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. The amount recognized represents a partial insurance recovery that has been agreed to by our insurer.

Preopening costs were $1.1 million in the 2004 third quarter. As noted above, these expenses relate to marketing costs incurred to promote The Quarter.

TROPICANA LAS VEGAS

Rooms revenue increased $1.3 million in the 2004 third quarter, up 13% from $10.3 million in the 2003 third quarter. The increase was attributable to a 6% increase in the average daily rate and a 7% increase in rooms occupied on a non-complimentary basis. The increased average daily rate and higher occupancy during the 2004 third quarter are due primarily to increased tourism to the Las Vegas market. Rooms expense increased $0.4 million due to the increase in rooms revenue.

AZTAR CORPORATION AND SUBSIDIARIES

Labor

Members of Local 54 of UNITE/H.E.R.E, a hotel and restaurant employees' union, went on strike on October 1, 2004, against seven Atlantic City casinos, including Tropicana Atlantic City. The union contract had expired on September 14, 2004. Those who went on strike included approximately 1,400 employees out of the approximately 4,500 total employees at Tropicana Atlantic City. The Tropicana Atlantic City has remained open during the strike. We anticipate that the strike will negatively impact our results, and that the extent of any impact will depend on the length of the strike. On November 1, 2004, negotiators for the union and a coordinated bargaining group comprised of the seven struck casinos reached a tentative agreement, and union members are scheduled to vote on ratification of the contract on November 3, 2004. The tentative agreement provides for a five-year contract including an improved wage and benefit package.

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

Property and equipment - At September 30, 2004, we have property and equipment of $1.2 billion, representing 84% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgements about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have warranted an impairment review and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the

AZTAR CORPORATION AND SUBSIDIARIES

excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with development of a project on the north site. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $57.4 million at September 30, 2004. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $7.5 million at September 30, 2004.

Development Costs - At September 30, 2004, capitalized development costs, included as part of other assets, totaled $18.2 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. We will decide by the end of the first quarter of 2005 whether to proceed, whether to delay, or whether not to proceed at all with the project development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

AZTAR CORPORATION AND SUBSIDIARIES

involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2002 years. We have reserved the right to pursue the unagreed portion of this issue in court for the years 1994 through 2002 and we would receive a refund, if successful.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act. We have provided for New Jersey income taxes based on our best estimate of the effect of this law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We believe our interpretation of the law is reasonable and we don't expect material adjustments; however, we are unable to determine the discretion of the Director. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. We believe that adequate provision for income taxes and interest has been made in the financial statements.

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7.4 million at September 30, 2004. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at September 30, 2004 and no events or circumstances have occurred to require us to change the estimate.

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. By September 30, 2004, the contractor has made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3 million asset loss previously incurred, we increased construction in progress for $3 million and relieved the corresponding receivable at September 30, 2004. In addition to the $3 million asset loss that was recognized and subsequently recovered, we recognized approximately $2.2 million of expense during the 2004 third quarter for costs incurred to repair areas near or adjacent to the parking-garage that were damaged as a result of the accident. This expense was classified as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and our contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the 2004 third quarter, we estimated and recognized approximately $2.4 million of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other

AZTAR CORPORATION AND SUBSIDIARIES

income. In addition, we believe it is reasonably possible that we could incur additional dismantlement and debris removal costs of up to $2 million that might not be recovered under insurance. Because there is still uncertainty about the final costs of dismantlement and debris removal, this estimate may change in the future. During the 2004 third quarter, we recorded approximately $4.9 million of insurance recovery associated with the rebuild of which $3 million was received in cash and approximately $1.9 million was included in the construction accident receivables at September 30, 2004. This recovery was classified as other income.

The cost of the expansion was originally targeted to be $225 million; we also anticipated providing $20 million of tenant allowances. Due to revised estimates for tenant allowances, incremental project costs resulting from construction delays related to the accident, and rebuilding costs, the expansion project may cost approximately $60 million more than originally estimated; however, as a result of a provision in the settlement agreement that provides that we receive insurance proceeds for the rebuild costs instead of our contractor, we anticipate recovering approximately $25 million of these additional costs from our insurer. Portions of the incremental delay-related costs may also be recoverable from third parties and their insurers, but the amount and the timing of any such recoveries are unknown at this time. It is reasonably possible that these estimates could change in the future because there is still uncertainty about the final costs of reconstruction and the prospect of recovery under insurance.

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

Pro forma information regarding net income and earnings per share as if we had accounted for our stock options under the fair-value-based method of accounting for the periods ended September 30, 2004 and October 2, 2003 is as follows (in millions, except per share data):
Third Quarter		Nine Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2004 $ 13.2 (0.9) $ 12.3 ======== $ .37 $ .35 $ .36 $ .33	2003 $ 16.9 (0.8) $ 16.1 ======== $ .48 $ .46 $ .46 $ .44	2004 $ 26.2 (2.6) $ 23.6 ======== $ .74 $ .66 $ .71 $ .63	2003 $ 49.2 (2.3) $ 46.9 ======== $ 1.38 $ 1.31 $ 1.33 $ 1.28

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

We carried out an evaluation as of September 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended January 1, 2004, the Court of Appeals for the Ninth Circuit, on August 10, 2004, affirmed the district court's denial of the plaintiffs' motion for class certification. The case is now before the district court again. A status conference has been scheduled to determine the future course of proceedings and to set a trial date.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004 and updated in the Form 10-Q for the quarter ended July 1, 2004, on March 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The action arises out of the October 30, 2003 collapse of a portion of a parking garage under construction at the Tropicana Casino and Resort in Atlantic City, New Jersey. The action was brought by Zurich American Insurance Company, which issued a policy of "Completed Value Builders Risk" insurance covering the construction of the garage and related improvements at the Tropicana. The action seeks declaratory relief with respect to certain items of loss for which claims have been made or may be made by the Company or the general contractor on the project, Keating Building Corporation. Specifically, the action seeks a judicial declaration of the meaning and application of the insurance policy to losses on account of "debris removal," "mold damage" and "water damage." Zurich has advanced or paid in excess of $24 million under its policy on account of claimed losses associated with the collapse and has not contested the validity of its policy or that the collapse was generally an insured event under the policy, but does contest its obligations to pay all or portions of the categories of loss identified in its complaint. The

AZTAR CORPORATION AND SUBSIDIARIES

Company disagrees with Zurich's positions as set forth in its complaint and intends to contest the action vigorously. The Company and Keating Building Corporation have formalized their agreement to refrain from asserting any claims that each may have against the other and which agreement further provides for the Company to fund the bulk of the costs of the demolition and reconstruction of the improvements damaged by the collapse subject to the contemplated subsequent recovery of much, if not all, of such costs of the demolition and reconstruction from various insurers and other parties, with the Company and Keating Building Corporation having agreed to the sharing of certain insurance recoveries in this matter. Discovery has begun.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on April 21, 2004, the Company filed an action in the Superior Court of the State of Arizona, Maricopa County, against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. The action also arises out of the garage collapse. The Company filed the action seeking declaratory relief and damages for breach of contract under policies of insurance issued by the defendant insurers in connection with losses claimed by the Company on account of the collapse, including losses for business interruption at the Atlantic City Tropicana due to the collapse and the resulting impairment of the Company's hotel, restaurant, casino and related operations there, which the defendant insurers have refused to pay in full. The Company seeks a declaration establishing its right to coverage for its business interruption losses and extra expenses incurred on account of the loss, payment of such losses and expenses, including its "loss adjustment" expenses up to $1 million, its attorneys' fees in connection with the action, and other relief that may be available. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended July 1, 2004, the defendant insurers moved to dismiss the action on the ground that New Jersey is a more convenient forum. However, on October 8, 2004, the Superior Court of the State of Arizona denied the insurers' motion and ruled that the case will stay in Arizona.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004 and the Form 10-Q for the quarter ended July 1, 2004, on March 10, 2004, the Company and its affiliates Adamar of New Jersey, Inc. and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action in the Court of Common Pleas in Philadelphia County, Pennsylvania.  The plaintiff, Scannicchio's Restaurant, is located in the vicinity of the garage collapse. The lawsuit purports to be a class action on behalf of Scannicchio's Restaurant and all neighboring businesses for damages to buildings and loss of business. The action seeks compensatory and punitive damages in unspecified amounts for negligence and for private and public nuisance. The Company disagrees with the allegations against it and its affiliated entities set forth in the complaint and intends to contest the action vigorously. This action was dismissed without prejudice to the plaintiff filing in New Jersey.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended April 1, 2004, on December 29, 2003, the Company and the Tropicana Casino and Resort in Atlantic City were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County. The action also arises out of the garage collapse. Between June 15, 2004 and October 11, 2004, thirty-six additional complaints were filed by other plaintiffs for wrongful death for individuals who were killed in the collapse and for compensatory and punitive damages of unspecified amounts in connection with personal injuries suffered in the collapse. Also named as defendants in one or more of these complaints are various companies involved with the project, including the Company's affiliate Adamar of New Jersey, Inc.; Keating Building Corporation; Wimberly, Allison, Tong & Goo; SOSH Architects; DeSimone Consulting Engineers; Mid-State Filigree Systems; Site-Blauvelt Engineers; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; and Mitchell Bar Placement, Inc. The Company disagrees with the allegations against it and its affiliates set forth in the complaints and intends to contest these actions vigorously. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended July 1, 2004, the court is handling these cases in a

AZTAR CORPORATION AND SUBSIDIARIES

coordinated fashion as the Tropicana Parking Garage Collapse Litigation and has issued a Case Management Order governing various matters concerning complaints, answers and cross-claims, as well as discovery and mediation. Mediation is anticipated to begin in early 2005.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended July 1, 2004, on June 4, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The plaintiff, Liberty Mutual Fire Insurance Company, a liability insurer, has interpleaded its policy limits and seeks an order relieving it of further responsibility for the defense and indemnity of various lawsuits against the Company and others arising out of the October 30, 2003 collapse of the parking garage at the expansion to the Tropicana Casino and Resort in Atlantic City, New Jersey. The Company and Keating Building Corporation have agreed to the sharing of certain insurance recoveries in this matter. Discovery has begun.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended July 1, 2004, on July 14, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants in an action in the Superior Court of New Jersey in Atlantic County. The action arises out of an incident that took place on October 24, 2002, at the construction site of the expansion of the Tropicana Casino and Resort in Atlantic City, New Jersey. The plaintiffs are Antonio DeShazo and Johnnie J. Caldwell. The plaintiffs seek compensatory and punitive damages of unspecified amounts in connection with personal injuries. Also named as defendants are Keating Building Corporation; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; ABC Insurance Companies; Jack Doe and Jill Doe; DEF Engineering Firms, Inc.; Jason Doe and Josephine Doe; Mitchell Bar Placement, Inc.; GHI Architects, Inc.; Jackson Doe and Jenna Doe; and Mid-State Filigree Systems, Inc. Plaintiff Caldwell was also injured in the October 30, 2003 collapse. The Company anticipates that it will address the October 24, 2002 injuries Mr. Caldwell sustained in the first accident at the same time it addresses the injuries he sustained as a result of the October 30, 2003 collapse. Mr. DeShazo's case will proceed in the normal course. The Company intends to contest the action vigorously with contractual recourse against the general contractor and sub-contractors. Discovery is in its initial stages.

On July 29, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the Superior Court of New Jersey in Atlantic County. The action also arises out of the garage collapse. The plaintiff, Another Time, Inc. t/a Chelsea Pub & Hotel and John Conway claims to have sustained property damage and loss of business. The action seeks compensatory and punitive damages in unspecified amounts. Also named as defendants are Keating Building Corporation; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Company; ABC Insurance Companies; Jack Doe and Jill Doe; DiSimone Consulting Engineers; Def, Inc.; Jason Doe and Josephine Doe; Site-Blauvelt Engineers; Mitchell Bar Placement, Inc.; Wimberly Allison, Tong & Goo; GHI, Inc.; Jackson Doe and Jenna Doe; and Sykes, O'Connor, Salerno & Hazaveh. The Company disagrees with the allegations against it and its affiliated entity set forth in the complaint and intends to contest the action vigorously.

The Company is a defendant in a lawsuit filed on February 3, 2001 in the Superior Court of Maricopa County, Arizona, in which the plaintiff, Aaron Dolgin, brings claims based upon alleged violation of the Arizona Consumer Fraud Act; fraudulent advertising; breach of contract; breach of the implied-in-law covenant of good faith and fair dealing; and unjust enrichment. The complaint arises from a $1 per day telephone surcharge assessed to certain guests at check-in at the Tropicana Resort and Casino in Las Vegas, Nevada and the Tropicana Casino and Resort in Atlantic City, New Jersey (the "Tropicana Hotels"). The Tropicana Hotels are owned and operated by subsidiaries of the Company. The cause of action alleging fraudulent advertising has been dismissed with prejudice. To the extent the complaint alleged causes of action based upon the assessment of a telephone surcharge by other properties owned and operated by subsidiaries of the Company (exclusive of the Tropicana Hotels), those claims have been dismissed without prejudice.

AZTAR CORPORATION AND SUBSIDIARIES

The plaintiff alleges that he was forced to pay the telephone surcharge or lose his reservation deposit, whether or not he intended to use the telephone in his room. The plaintiff claims that he was in effect charged $1 extra per day for his hotel room, thus rendering the advertised room rates misleading and in breach of a contractual obligation to provide him a hotel room for an advertised price that did not include the telephone surcharge. The Tropicana Hotels are the only properties owned and operated by subsidiaries of the Company that have assessed the telephone surcharge. Whether this matter should be certified as a class action is currently under consideration; no determination has as yet been made on this issue. The plaintiff claims that the actual compensatory damages for the purported class may exceed $3,000,000. The plaintiff also claims, however, that further discovery and expert analysis is needed to more accurately compute the amount of compensatory damages plaintiff seeks on behalf of the purported class. The plaintiff also seeks declaratory and injunctive relief, punitive damages, pre- and post- judgment interest and attorneys' fees and costs of suit. The Company is vigorously defending this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the third quarter ended September 30, 2004 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 2, 2004 to July 29, 2004	--	--	--	794,224*
Month #2 July 30, 2004 to September 2, 2004	--	--	--	794,224*
Month #3 September 3, 2004 to September 30, 2004	--	--	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

AZTAR CORPORATION AND SUBSIDIARIES

Item 6. Exhibits
10.1	Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Initial Grant.
10.2	Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Second Grant.
10.3	Form of Stock Option Grant Letter for Aztar Corporation 2004 Employee Stock Option and Incentive Plan.
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2004	AZTAR CORPORATION (Registrant) ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
10.1	Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Initial Grant.
10.2	Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Second Grant.
10.3	Form of Stock Option Grant Letter for Aztar Corporation 2004 Employee Stock Option and Incentive Plan.
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.