Form 10-K
period 2004-12-30
AZTAR CORP
filed 2005-02-28
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2004
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

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $964,711,454 at July 1, 2004 and is based on a closing price of $28.08 and 34,355,821 common shares outstanding.

     At February 8, 2005, the registrant had outstanding 34,781,585 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2005 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2005 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2005 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the captions "ELECTION OF DIRECTORS OF THE COMPANY," "THE BOARD AND ITS COMMITTEES" and "AUDIT COMMITTEE"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"
ITEM 14.	Principal Accountant Fees and Services	Under the caption "INDEPENDENT PUBLIC ACCOUNTANTS"

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

In addition, our code of ethics, our corporate governance guidelines, our charters for the audit committee, compensation and stock option committee and corporate governance and nominating committee, our code of business conduct and ethics and our audit committee complaint(s) procedures are available on our internet website, www.aztar.com. A copy of this information may be obtained upon request, without charge, by contacting our Corporate Communications Department at (602)381-4100, or by writing to us at Aztar Corporation, Corporate Communications, 2390 E. Camelback Road, Suite 400, Phoenix, AZ 85016-3452.

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including the adjoining site where we completed and opened an expansion during 2004, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 2,125 hotel rooms and approximately 148,000 square feet of casino space with 4,332 slot machines and 180 table games, including poker. This facility has parking facilities to accommodate 5,365 vehicles. Tropicana Atlantic City also features:

-	"The Quarter at Tropicana," a 200,000-square-foot dining, entertainment and retail center, which includes nine restaurants, five entertainment facilities and twenty-six retail outlets;
-	a 1,970-seat theatrical showroom which regularly presents headliner entertainment;
-	approximately 85,000 square feet of meeting, convention and banquet space;

-	three gourmet restaurants and several medium-priced restaurants; and
-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

During 2004, we completed work on an expansion of our Tropicana Atlantic City. The expansion included the addition of 502 hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the Quarter, the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. The expansion had been expected to open near the end of the first quarter of 2004. Because of a construction accident, which occurred on October 30, 2003, there was a significant delay in the completion of the project. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in the Quarter opened in early 2005.

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $4.8 billion in gaming revenues in 2004, a 7% increase over 2003. The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on the most recent census data, accumulated in 2000, there are approximately 27 million persons within a 120-mile radius of Atlantic City and 62 million persons within a 300-mile radius. The Borgata Hotel, Casino and Spa, a major casino resort located in the Marina District of Atlantic City, opened in July 2003. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The Borgata has and other possible projects, when complete, will create increased competition in Atlantic City. In 2003 and 2004, the Borgata attracted new patrons to the Atlantic City gaming market, but not enough to offset their increase to the supply. However, our view is that the Borgata will continue to attract new patrons and these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact on our Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,871 hotel rooms and suites and approximately 61,000 square feet of casino space with 1,333 slot machines and 35 table games. The facility also has parking to accommodate approximately 2,400 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 110,000 square feet of convention and exhibit space;
-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 132,000 hotel rooms at the end of 2004. Gaming revenues in Las Vegas were $6.8 billion and $6.1 billion in 2004 and 2003, respectively.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. We would develop the north site and we would hold the south site for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,500 hotel rooms and approximately 54,000 square feet of casino space with 1,440 slot machines and 30 table games, including poker. The facility also has parking to accommodate 2,700 vehicles. Ramada Express also features:

-	five restaurants;
-	a lounge; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2004 and 2003 was $0.6 billion.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,000 square feet of casino space with 1,378 slot machines and 49 table games, including poker. Casino Aztar Evansville has a 250-room hotel, an executive conference center and parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	four restaurants;
-	an entertainment lounge;
-	a gift shop; and
-	a full-service Starbucks

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Gaming revenue in the Southern Indiana market (five riverboats) grew by 7% in 2004 to $1.2 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, future additional competition is certain since the Indiana Gaming Commission recently awarded the eleventh and final license in West Baden, Indiana to an affiliate of Trump Hotels and Casino Resorts. However, West Baden is over 70 miles from Evansville and the earliest this facility is expected to open is early 2006. The Indiana General Assembly passed legislation allowing flexible boarding that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruise schedules. This change incorporates a progressive wagering tax schedule and a change in admissions tax to $3.00 per entry from $3.00 per person per cruise. The wagering tax schedule starts at 15% of casino revenue and rises to 20%, 25%, 30% and 35% based on incremental casino revenue and based on the state's fiscal year (July 1 of one year through June 30 of the following year).

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri. The property is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. The casino riverboat has a capacity of 1,200 passengers plus crew and contains approximately 20,000 square feet of casino space with 701 slot machines and 19 table games, including poker. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

-	a restaurant;
-	a sports lounge; and
-	a snack bar and other amenities.

In addition, a climate-controlled pavilion and an outdoor arena are used for exhibitions, entertainment, rodeo competitions and other events. We have some unused land at this site and we are encouraging third-party developers to develop facilities on this land that would complement our operations.

SEGMENT INFORMATION

Segment information required by Item 1 is included in this report on pages F-33 and F-34.

COMPETITION

We face intense competition in each of the markets in which our gaming facilities are located. All of our casinos primarily compete with other casinos in their geographic markets and, to a lesser extent, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state-sponsored lotteries, racetracks, off-track wagering and card parlors. We expect this competition to intensify as new gaming operators enter our markets and existing competitors expand their operations. Some of our competitors have significantly greater financial resources than we and as a result we may not be able to successfully compete against them in the future. Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on us.

Tropicana Atlantic City. Tropicana Atlantic City competes with 11 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. In 2004, Pennsylvania passed legislation to legalize slots at 7 horse racing tracks, 5 independent slot parlors and 2 resort slot parlors. At least four of these facilities will be in the greater Philadelphia area, an important market for our Atlantic City property. The Borgata Hotel, Casino and Spa, a joint venture between Boyd Gaming Corporation and MGM Mirage, opened in July 2003, in Atlantic City's Marina District. The Borgata was the first casino to open in Atlantic City since April 1990, although many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the possibility of competition from the potential legalization of various forms of casino gaming in Delaware, Maryland and New York. In addition, New Jersey is considering whether to allow a limited number of video lottery terminals at the Meadowlands race track in northern New Jersey and slot machines have been added to race tracks in Delaware and West Virginia.

Tropicana Las Vegas. Tropicana Las Vegas operates in the intensely competitive Las Vegas market. Several major new casino hotels have opened on the Las Vegas Strip during the last several years, including Aladdin, Mandalay Bay, Venetian and Paris. Wynn Las Vegas has scheduled an opening in April 2005 and announcements have been made for other new developments. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. We cannot assure you that we will be able to compete successfully with this additional capacity in this active market of mega-casinos.

Ramada Express. Ramada Express competes with several other casinos in Laughlin. Ramada Express also competes with casinos outside of Laughlin, including the Mojave tribe's casino hotel located approximately 8 miles south of Laughlin. The Laughlin market is also affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat casino in the Louisville, Kentucky market area and a riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a riverboat casino in Switzerland County, Indiana. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville will face additional future competition from an eleventh Indiana riverboat license, which was awarded during 2004 in the West Baden area to an affiliate of Trump Hotels and Casino Resorts. This license was originally awarded to Lake Patoka but the U.S. Army Corps of Engineers will not allow a riverboat on the lake. The new riverboat, which is expected to open no earlier than 2006, will be outside of Casino Aztar Evansville's 50-mile radius market area. There is also the potential for the legalization of casino gaming in Kentucky.

Casino Aztar Caruthersville. Casino Aztar Caruthersville competes primarily with other riverboat casinos in nearby states, including a riverboat casino in Metropolis, Illinois and riverboat casinos in Mississippi that attract residents of Casino Aztar Caruthersville's secondary Memphis, Tennessee market. Casino Aztar Caruthersville also competes to a lesser extent with riverboat casinos in other cities in Missouri, none of which are in its primary 60-mile radius market area. Casino Aztar Caruthersville may also face additional future competition from the potential legalization of casino gaming in Arkansas.

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

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At December 30, 2004, receivables due from non-United States customers were 12% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

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

  Regulation and Licensing - Nevada

The ownership and operation of casino gaming facilities in Nevada are subject to (a) the Nevada Gaming Control Act and the regulations promulgated under that Act, referred to collectively as the "Nevada Act" and (b) various local regulations. The gaming operations of the Tropicana Las Vegas and Ramada Express are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). Each of the Nevada Commission, Nevada Board and Clark County Board are collectively referred to as the "Nevada Gaming Authorities".

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

Adamar of New Jersey, Inc., a wholly-owned subsidiary of Aztar, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar of New Jersey, Inc. In November 2003, the license was renewed for a period of four years, subject to the condition that Adamar of New Jersey, Inc. and Aztar provide the New Jersey Commission and the New Jersey Division with revised financial forecasts for the first two years of the license term by February 10, 2004. The revised financial forecasts were required to supplement previously filed financial forecasts to reflect a revised projected opening date for the expansion of the Tropicana Atlantic City which was delayed as a result of an accident which occurred on October 30, 2003 at the site of the construction of the parking-garage component of the expansion. The revised financial forecasts have been submitted in accordance with the license condition and the New Jersey Division indicated its satisfaction that Adamar of New Jersey, Inc. and Aztar maintained the requisite financial stability, integrity and responsibility and recommended against reopening the hearing on Adamar of New Jersey, Inc.'s casino license. Accordingly, the New Jersey Commission has not found any adverse impact on the financial stability of Adamar of New Jersey, Inc. and Aztar in view of those revised forecasts.

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

In a decision handed down on January 25, 1994, the Missouri Supreme Court held that games of chance were prohibited under the Missouri constitution. On April 5, 1994, Missouri voters narrowly defeated the adoption of a constitutional amendment that would have excepted excursion boats and floating facilities from the constitutional prohibition on lotteries. Local voters did re-approve gaming in the City of Caruthersville in the April 5, 1994 election. Following the April 5, 1994 election, the Missouri legislature amended the existing Missouri Gaming Law to clarify some definitions and to resolve some constitutional questions raised in the Missouri Supreme Court decision. Pursuant to the Missouri Gaming Law, there are eleven operating riverboat gaming facility sites in Missouri: one in Caruthersville; one in Boonville; three in the St. Louis area; four in the Kansas City area; one in La Grange; and one in St. Joseph. The Missouri Gaming Commission has also preliminarily approved additional casinos in St. Louis City and St. Louis County.

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

Opponents of gaming in Missouri have brought several legal challenges to gaming in the past and may possibly bring similar challenges in the future. On November 25, 1997, the Missouri Supreme Court overturned a state lower court and held that a portion of the Missouri Gaming Law that authorized excursion gaming facilities in "artificial basins" up to 1,000 feet from the Mississippi or Missouri rivers was unconstitutional. This ruling created uncertainty as to the legal status of several excursion gaming riverboat facilities in the state; however, as Aztar Missouri's facilities were fully on the Mississippi River, they did not appear to be affected. On November 3, 1998, a statewide referendum was held, whereby the voters amended the constitution to allow "artificial basins" for existing facilities, effectively overturning the above Missouri Supreme Court decision. There can be no assurances that any future challenges, if brought, would not further interfere with full-scale gaming operations in Missouri, including the operations of Aztar Missouri.

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

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Aztar Missouri has undergone a full relicensing investigation and hearing in connection with its licensing in 2003. Aztar Missouri's gaming license was renewed on April 29, 2003 and expires on April 25, 2005.

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

The Indiana Commission has issued:

-	five riverboat owner's licenses on Lake Michigan, and
-	five riverboat owner's licenses on the Ohio River, including Aztar's facility.

The Indiana Commission had not considered applicants for a license on Patoka Lake in Southwestern Indiana, since that site has been determined by the United States Army Corps of Engineers to be unsuitable for a riverboat casino project. Pursuant to legislation effective July 1, 2003, the site for a gaming license on Patoka Lake was eliminated and the Indiana Commission is now authorized to enter into a contract with an Operating Agent on behalf of the Indiana Commission for one riverboat in a historic hotel district in Orange County in southern Indiana. In November 2003, Orange County voters passed the requisite referendum permitting riverboat gambling in Orange County. On July 20, 2004, the Indiana Commission awarded the Operating Agent Contract ("Contract") to Trump Indiana Casino Management, LLC. The Contract will be valid, when negotiated and executed, for twenty years. The Operating Agent must pay a non-refundable initial fee of $1.0 million to the Indiana Commission. Effective July 1, 2003, an entity may own up to a one hundred percent interest in two riverboat owner licenses. Previously, an entity could not own more than a 10% interest in any other owner's license. There is a $2 million transfer fee if a riverboat owner purchases a second riverboat owner license. The Indiana Commission has adopted regulations under the Indiana Act which covers numerous operational matters concerning riverboat casinos licensed by the Commission, including rules for

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. On December 7, 2000, the Indiana Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Commission at a regular business meeting. On March 2, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year with an annual review. On December 6, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 8, 2001 to December 7, 2002. On November 15, 2002, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2002, to December 4, 2003. On November 14, 2003, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2003, through December 4, 2004. On December 3, 2004, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 5, 2004, through December 4, 2005. The Indiana Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana Commission. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure.

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

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Commission. The Indiana Commission has delegated authority to its Executive Director to waive preapproval of financing transactions, provided prior discussions have been held with the Chair and the CPA member of the Indiana Commission. The Executive Director must report the waiver at the next Indiana Commission meeting and the Indiana Commission may direct the Executive Director to take different action with respect to the waiver. The Indiana Commission approved the new senior secured credit facility on April 30, 2004, and approved the new notes on April 30 and August 5, 2004.

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

EMPLOYEES

Aztar employs approximately 9,800 people. Approximately 3,300 Aztar employees are represented by unions. Of the approximately 5,000 employees at Tropicana Atlantic City, approximately 2,100 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2009 and a small number are covered by contracts that expire in 2005 or 2006. At Tropicana Las Vegas, approximately 1,200 of the 2,000 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2007. The remainder of employees are covered by contracts that expire in 2005, 2008 or 2009. At Ramada Express there are approximately 1,300 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,200 employees and 300 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

ITEM 2. PROPERTIES

     TROPICANA ATLANTIC CITY

Tropicana Atlantic City is located on an approximate 14-acre site in Atlantic City, New Jersey. Tropicana Atlantic City is wholly-owned by Aztar.

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. We have a master-plan for a potential development of the Las Vegas Tropicana site. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development that we ultimately undertake, if any. Tropicana Las Vegas is wholly-owned by Aztar.

     RAMADA EXPRESS

Ramada Express is located on an approximate 31-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

     CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on and from a base 8 1/2-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased. The lease was entered into in 1995 for 10 years. The lease has 3 options to renew for 5 years each. We own the remaining 4 acres, a portion of which we acquired during 2003. Approximately three-fourths of one of these acres was used to accommodate an 11,000 square-foot executive conference center that was completed during 2004. The conference center was constructed on two levels adjoining the existing hotel and parking garage and features an exterior appearance that blends architecturally and aesthetically with the hotel, pavilion and parking garage. In addition, we have an approximately seven-acre site located near our base site that we are using for parking. This site could be used for additional development. On December 27, 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. We plan to have additional development in Evansville, including a potential dining and entertainment complex.

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

Substantially all land, casino hotel buildings, casino riverboats, pavilions, furnishings and equipment owned by us are pledged as collateral under our senior secured credit facility.

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

On December 10, 2002, the plaintiffs made a settlement offer. That offer, which would have entailed the payment (in various forms) of hundreds of millions of dollars by the defendants, was rejected by letter dated January 3, 2003. No counter offer was made. Briefings were completed and filed with the court. The appeal was argued to the Court of Appeals for the Ninth Circuit on January 15, 2004, in San Francisco, California. On August 10, 2004, the Ninth Circuit affirmed the district court's denial of the plaintiffs' motion for class certification, and the case was remanded to the district court. A scheduling order has been entered, and the trial is scheduled to begin on September 12, 2005. We believe that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

On March 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The action arises out of the October 30, 2003 collapse of a portion of a parking garage under construction at the Tropicana Casino and Resort in Atlantic City, New Jersey. The action was brought by Zurich American Insurance Company, which issued a policy of "Completed Value Builders Risk" insurance covering the construction of the garage and related improvements at the Tropicana. The action seeks declaratory relief with respect to certain items of loss for which claims have been made or may be made by the Company or the general contractor on the project, Keating Building Corporation. Specifically, the action seeks a judicial declaration of the meaning and application of the insurance policy to losses on account of "debris removal," "mold damage" and "water damage." Zurich has advanced or paid in excess of $28 million under its policy on account of claimed losses associated with the collapse and has not contested the validity of its policy or that the collapse was generally an insured event under the policy, but does contest its obligations to pay all or portions of the categories of loss identified in its complaint as well as its obligation to pay a portion of the Company's "delay" claim. The Company disagrees with Zurich's positions as set forth in its complaint and intends to contest the action vigorously. The Company and Keating Building Corporation have formalized their agreement to refrain from asserting any claims that each may have against the other and which agreement further provides for the Company to fund the bulk of the costs of the demolition and reconstruction of the improvements damaged by the collapse subject to the contemplated subsequent recovery of much, if not all, of such costs of the demolition and reconstruction from various insurers and other parties, with the Company and Keating Building Corporation having agreed to the sharing of certain insurance recoveries in this matter. Discovery has begun.

On April 21, 2004, the Company filed an action in the Superior Court of the State of Arizona, Maricopa County, against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. The action also arises out of the garage collapse. The Company filed the action seeking declaratory relief and damages for breach of contract under policies of insurance issued by the defendant insurers in connection with losses claimed by the Company on account of the collapse, including losses for business interruption at the Atlantic City Tropicana due to the collapse and the resulting impairment of the Company's hotel, restaurant, casino and related operations there, which the defendant insurers have refused to pay in full. The Company seeks a declaration establishing its right to coverage for its business interruption losses and extra expenses incurred on account of the loss, payment of such losses and expenses, including its "loss adjustment" expenses up to $1 million, its attorneys' fees in connection with the action, and other relief that may be available. The defendant insurers moved to dismiss the action on the ground that New Jersey is a more convenient forum. However, on October 8, 2004, the Superior Court of the State of Arizona denied the insurers' motion and ruled that the case will stay in Arizona. Discovery has begun.

On March 10, 2004, the Company and its affiliate Adamar of New Jersey, Inc. d.b.a. Tropicana Casino and Resort in Atlantic City were named as defendants in an action filed in the Court of Common Pleas, Philadelphia County, Pennsylvania.  The plaintiff, Scannicchio's Restaurant, is located in the vicinity of the October 30, 2003 garage collapse. The lawsuit purported to be a class action on behalf of Scannicchio's Restaurant and all neighboring businesses for damages to buildings and loss of business. The action sought compensatory and punitive damages in unspecified amounts for negligence and private and public nuisance. The Company disagreed with the allegations against it and its affiliated entity and contested the action vigorously on jurisdictional grounds. As a result, the Philadelphia action was dismissed without prejudice to the plaintiff filing it in New Jersey.

On December 29, 2003, the Company and Adamar of New Jersey, Inc. d.b.a. Tropicana Casino and Resort in Atlantic City were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County. This action also arose out of the October 30, 2003 garage collapse. Between June 15, 2004 and January 24, 2005, six lawsuits were filed for damages incurred by family members as a result of the deaths of four construction workers. In addition, thirty-one additional personal injury complaints were filed by other plaintiffs for unspecified amounts of compensatory and punitive damages. Other companies involved with the construction of the garage were also named as defendants. They included Keating Building Corporation; Wimberly, Allison, Tong & Goo; SOSH Architects; DeSimone Consulting Engineers; Mid-State Filigree Systems; Site-Blauvelt Engineers; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; and Mitchell Bar Placement, Inc. The Company disagrees with the allegations against it and its affiliate and is contesting the liability aspect of them vigorously. The court is handling these cases in a coordinated fashion as the Tropicana Parking Garage Collapse Litigation and has issued a Case Management Order governing various matters concerning complaints, answers and cross-claims, as well as discovery and mediation. Mediation is anticipated to begin in early 2005.

On June 4, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The plaintiff, Liberty Mutual Fire Insurance Company, a liability insurer, has interpleaded its policy limits and seeks an order relieving it of further responsibility, once those policy limits have been paid to plaintiffs by way of judgments or settlements, for the defense and indemnity of various lawsuits against the Company and others arising out of the October 30, 2003 collapse of the parking garage at the expansion to the Tropicana Casino and Resort in Atlantic City, New Jersey. The Company and Keating Building Corporation have agreed to the sharing of certain insurance recoveries in this matter. Discovery has not yet begun.

On July 14, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants in an action in the Superior Court of New Jersey in Atlantic County. The action arises out of an incident that took place on October 24, 2002, at the site of the construction of the new garage at the Tropicana Casino and Resort in Atlantic City, New Jersey. The plaintiffs are Antonio DeShazo and Johnnie J. Caldwell. The plaintiffs seek compensatory and punitive damages of unspecified amounts in connection with personal injuries. Also named as defendants are Keating Building Corporation; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; ABC Insurance Companies; Jack Doe and Jill Doe; DEF Engineering Firms, Inc.; Jason Doe and Josephine Doe; Mitchell Bar Placement, Inc.; GHI Architects, Inc.; Jackson Doe and Jenna Doe; and Mid-State Filigree Systems, Inc. Plaintiff Caldwell was injured a second time in the October 30, 2003 collapse. The Company will address Mr. Caldwell's October 24, 2002 injuries at the same time it addresses the injuries he sustained at the time of the October 30, 2003 collapse. Mr. DeShazo's case will proceed in the normal course. The Company is contesting the liability aspect of this action vigorously and has contractual recourse against the general contractor. Discovery is in its initial stages.

On July 29, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the Superior Court of New Jersey in Atlantic County. This action also arises out of the October 30, 2003 garage collapse. The plaintiffs, Another Time, Inc. t/a Chelsea Pub & Hotel and John Conway, claim to have sustained property damage and loss of business. The action seeks compensatory and punitive damages in unspecified amounts. Also named as defendants are Keating Building Corporation; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Company; ABC Insurance Companies; Jack Doe and Jill Doe; DiSimone

Consulting Engineers; Def, Inc.; Jason Doe and Josephine Doe; Site-Blauvelt Engineers; Mitchell Bar Placement, Inc.; Wimberly Allison, Tong & Goo; GHI, Inc.; Jackson Doe and Jenna Doe; and Sykes, O'Connor, Salerno & Hazaveh. The Company disagrees with the allegations against it and its affiliated entity and is contesting the action vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has elected not to include information concerning its executive officers in its 2005 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Paul E. Rubeli	Chairman of the Board and Chief Executive Officer	61	26 years	3 years
Robert M. Haddock	President and Chief Financial Officer	60	24 years	3 years
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	63	32 years	15 years
Joe C. Cole	Vice President, Corporate Communications	66	17 years	17 years
Meridith P. Sipek	Vice President and Controller	58	27 years	1 year
Neil A. Ciarfalia	Vice President and Treasurer	57	10 years	1 year

Paul E. Rubeli. Mr. Rubeli joined Ramada Inc. in 1979 as group vice president, industrial operations. He served as executive vice president, gaming, of Ramada Inc. from 1982 to December 1989, when he was appointed president and chief operating officer of Aztar. He was appointed president and chief executive officer in February 1990 and was appointed chairman of the board in addition to his other positions in February 1992. In May 2002, Mr. Rubeli relinquished his duties as president of Aztar and continued his positions as chief executive officer and chairman of the board. In December 2004, Mr. Rubeli informed the Board of Directors of Aztar of his intention to retire from his positions as chief executive officer and chairman of the board and as a director effective March 1, 2005.

Robert M. Haddock. Mr. Haddock joined Ramada Inc. in 1980 and held various positions before becoming executive vice president and chief financial officer in March 1987, serving in that capacity until 1989, when he assumed the same position with Aztar. Mr. Haddock was appointed president of Aztar in May 2002 and continued his position as chief financial officer. In December 2004, the Board of Directors of Aztar selected Mr. Haddock to succeed Mr. Rubeli as chief executive officer and chairman of the board effective March 1, 2005. On February 17, 2005, the Board of Directors approved Mr. Haddock to continue on as president of the Company. Therefore, Mr. Haddock's position, effective March 1, 2005 will be chairman of the board, president and chief executive officer.

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

EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Meridith P. Sipek. Mr. Sipek joined Ramada Inc.'s corporate accounting staff in 1977 as a manager and held various positions in corporate and hotel accounting, serving as hotel group controller, before being named assistant corporate controller. Mr. Sipek became Aztar's assistant corporate controller in 1989 and he was appointed controller in March 1990. Mr. Sipek was appointed vice president of Aztar in May 2004 and continued his position as controller.

Neil A. Ciarfalia. Mr. Ciarfalia joined Aztar in 1995 as treasurer. Prior to joining Aztar, Mr. Ciarfalia spent 11 years with the commercial aircraft division of Saab-Scania AB. During that time, he served Saab as president of the various divisional finance companies which arranged or provided financing for the acquisition of Saab aircraft and related products. Mr. Ciarfalia was appointed vice president of Aztar in May 2004 and continued his position as treasurer. On February 17, 2005, the Board of Directors appointed Mr. Ciarfalia to the position of chief financial officer in addition to vice president and treasurer, effective March 1, 2005, subject to approval by gaming authorities.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Holders
Aztar had 5,177 shareholders of record as of February 8, 2005.
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the fourth quarter ended December 30, 2004 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2004 to October 28, 2004	--	--	--	794,224*
Month #2 October 29, 2004 to December 2, 2004	--	--	--	794,224*
Month #3 December 3, 2004 to December 30, 2004	--	--	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

The additional information required by this Item 5 is included in this report on pages F-20, F-37, F-41 and F-63.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on pages F-63 through F-65.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-39 through F-62.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on pages F-56 and F-57 under the caption "Market Risk".

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

We carried out an evaluation as of December 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our internal control over financial reporting is a process designed by members of our management under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management, including our chief executive officer and our chief financial officer as well as directors of the Company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

We performed an evaluation as of December 30, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the Company's internal control over financial reporting. We recognize, as members of the Company's management, that we are responsible for establishing and maintaining adequate internal control over financial reporting and for assessing, on an annual basis, the effectiveness of the Company's internal control over financial reporting. Our assessment was performed in accordance with the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, management concluded that the Company's internal control over financial reporting was effective as of December 30, 2004 based on those criteria. Our assessment of the effectiveness of the Company's internal control over financial reporting has been audited by our independent registered public accounting firm who has also audited the financial statements included in this annual report as stated in their report which appears herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has adopted a code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The registrant's code of ethics is posted on the registrant's internet website at www.aztar.com. In order to access this portion of our website, click on the "Investor Information" caption, then on the "Corporate Governance" caption. In addition, the registrant intends to post on its internet website any amendments to, or waivers from, a provision of its code of ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The registrant will provide to any person without charge, upon request, a copy of the registrant's code of ethics by contacting the registrant's Corporate Communications Department at 602-381-4100 or by writing to the registrant at Aztar Corporation, Corporate Communications, 2390 E. Camelback Road, Suite 400, Phoenix, Arizona 85016-3452.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at December 30, 2004 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,522,827	$13.98	3,576,663
Equity compensation plans not approved by security holders
Total	4,522,827	$13.98	3,576,663

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 No. 33-32399, No. 33-44794, No. 333-79297, No. 333-64952 and No. 333-121447 (filed January 5, 1990, December 24, 1991, May 26, 1999, July 12, 2001 and December 20, 2004, respectively):

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
AZTAR CORPORATION Registrant	By ROBERT M. HADDOCK Robert M. Haddock President and Chief Financial Officer	February 28, 2005 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
PAUL E. RUBELI Paul E. Rubeli	Chairman of the Board and Chief Executive Officer, and Director	February 28, 2005
ROBERT M. HADDOCK Robert M. Haddock	President and Chief Financial Officer, and Director	February 28, 2005
MERIDITH P. SIPEK Meridith P. Sipek	Vice President and Controller	February 28, 2005
JOHN B. BOHLE John B. Bohle	Director	February 28, 2005
FRANK J. BRADY Frank J. Brady	Director	February 28, 2005
GORDON M. BURNS Gordon M. Burns	Director	February 28, 2005
LINDA C. FAISS Linda C. Faiss	Director	February 28, 2005
JOHN A. SPENCER John A. Spencer	Director	February 28, 2005

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.	Financial Statements - Aztar Corporation and Subsidiaries	Page

	Report of Independent Registered Public Accounting Firm. . . . . .	F-2
	Consolidated Balance Sheets at December 30, 2004 and January 1, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
	Consolidated Statements of Operations for the years ended December 30, 2004, January 1, 2004 and January 2, 2003. . . . . . . . . .	F-5
	Consolidated Statements of Cash Flows for the years ended December 30, 2004, January 1, 2004 and January 2, 2003. . . . . . . . . .	F-6
	Consolidated Statements of Shareholders' Equity for the years ended December 30, 2004, January 1, 2004 and January 2, 2003. .	F-9
	Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-11

II.	Financial Statement Schedules - Aztar Corporation and Subsidiaries
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. . . . . . . . . . . . . . . . . .	S-1
	Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Aztar Corporation:

We have completed an integrated audit of Aztar Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and its subsidiaries (the "Company") at December 30, 2004 and January 1, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 28, 2005

F-2.1

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
December 30, 2004	January 1, 2004

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Construction accident receivables
  Refundable income taxes
  Inventories
  Prepaid expenses
  Insurance deposits
  Deferred income taxes

    Total current assets

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

$ 52,908 17,668 4,247 19,457 8,643 10,300 6,000 11,331 130,554 23,602 1,015,140 216,111 7,869 26 1,239,146 34,380 83,958 $1,511,640 ==========	$ 70,586 17,043 3,345 5,587 7,576 10,049 -- 14,945 129,131 19,586 738,978 216,103 166,544 44 1,121,669 34,616 42,771 $1,347,773 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)
December 30, 2004	January 1, 2004

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Accrued rent
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
  (redemption value $17,791 and $12,187)

Shareholders¢ equity:
  Common stock, $.01 par value (34,781,585 and
    34,270,803 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

$ 94,321 29,978 9,029 8,787 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========	$ 65,746 28,133 9,478 10,755 16,963 981 132,056 628,603 19,825 27,462 5,253 526 441,498 291,573 (1,526) (197,497) 534,574 $1,347,773 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
(in thousands, except per share data)
2004	2003	2002

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance recoveries
  Depreciation and amortization
  Preopening costs

Operating income

  Other income
  Interest income
  Interest expense
  Equity in unconsolidated partnership's loss
  Loss on early retirement of debt

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming
    dilution

$635,579
85,713
55,208
  39,727
816,227

275,995
42,602
54,037
29,945
79,396
85,478
20,216
26,180
967
30,316
8,711
6,238
(12,217)
55,128
   2,893
 705,885

110,342

3,907
807
(37,012)
--
 (10,372)

67,672

 (39,197)

$ 28,475
========

$    .79

$    .76

34,547

36,558

$641,096
76,218
55,979
  39,853
813,146

277,969
39,349
53,645
30,106
76,774
77,227
17,761
24,123
1,530
29,442
8,779

--
50,906
      --
 688,123

125,023

--

(36,375)
--
      --

89,384

 (28,454)

$ 60,930
========

$   1.72

$   1.66

34,999

36,563

$664,957
73,702
56,232
  39,383
834,274

281,211
38,336
53,448
31,888
82,057
75,831
16,723
24,852
2,582
27,597
12,770
--
--
50,499
      --
 697,794

136,480

--
1,035
(41,224)
(458)
      --

95,833

 (36,974)

$ 58,859
========

$   1.56

$   1.51

37,191

38,841

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
 (in thousands)
2004	2003	2002

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    Loss on early retirement of debt
    Loss (gain) on reinvestment obligation
    Rent expense
    Distribution less than equity in income
       of partnership
    Deferred income taxes
    Change in assets and liabilities:
      (Increase) decrease in receivables
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
    Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Reduction in investments
Proceeds from insurance
Purchases of property and equipment
Acquisition of Tropicana Enterprises
  partnership interests
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 28,475 56,950 967 10,372 991 470 -- 17,140 (5,275) (13,870) (1,745) 19,879 (9,088) 105,266 1,930 10,879 (160,327) -- (43,049) $(190,567)	$ 60,930 52,432 1,530 -- 250 459 -- 688 (47) (994) (1,167) (4,399) 1,683 111,365 2,252 -- (147,379) -- (23,846) $(168,973)	$ 58,859 51,958 2,582 -- (2,662) (171) (414) 12,917 764 (4,593) 2,007 2,619 4,682 128,548 13,927 -- (74,673) (117,500) (9,023) $(187,269)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
 (in thousands)
2004	2003	2002

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Premium paid on early retirement of debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

Acquisition of Tropicana Enterprises
  partnership interests:
    Investments in and advances to
      unconsolidated partnership
    Buildings, net
    Land
    Intangible assets
    Other assets
    Current portion of long-term debt
    Current portion of other long-term
      liabilities
    Long-term debt
    Other long-term liabilities

      Net cash used in acquisition

$1,018,572 3,613 (930,921) (7,616) (22) (12,768) (1,858) (406) (971) 67,623 (17,678) 70,586 $ 52,908 ========= $ -- -- -- -- -- -- -- -- -- $ --	$ 405,257 1,466 (288,015) -- (33) -- (42,244) (435) (698) 75,298 17,690 52,896 $ 70,586 ========= $ -- -- -- -- -- -- -- -- -- $ --	$ 176,400 4,499 (156,102) -- (27) -- (4,061) (461) (753) 19,495 (39,226) 92,122 $ 52,896 ========= $ 6,828 (41,411) (109,979) (22,172) 7,841 4,148 (847) 44,773 (6,681) $(117,500)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
 (in thousands)
2004	2003	2002

Summary of non-cash investing and
  financing activities:
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options
    Current liabilities incurred for
      other assets

Cash flow during the year for the following:
    Interest paid, net of amount capitalized
    Income taxes paid

$ 2,050 -- $ 35,639 30,806	$ -- 1,919 $ 34,506 27,765	$ 5 6,163 $ 40,137 27,318

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 3, 2002
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 2, 2003
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 1, 2004

$ 517 7 524 2 $ 526	$431,455 4,497 3,323 439,275 1,464 759 $441,498	$173,409 58,859 (848) 231,420 60,930 (777) $291,573	$ (353) (259) (612) (914) $ (1,526)	$(151,187) (5) (4,061) (155,253) (42,244) $(197,497)	$453,841 58,859 (259) 58,600 4,499 3,323 (848) (4,061) 515,354 60,930 (914) 60,016 1,466 759 (777) (42,244) $534,574

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 1, 2004
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
    benefit
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption

Balance,
  December 30, 2004

$ 526 7 $ 533 ======	$441,498 5,656 4,250 $451,404 ========	$291,573 28,475 (1,030) $319,018 ========	$ (1,526) (1,733) $ (3,259) =========	$(197,497) (3,908) $(201,405) =========	$534,574 28,475 (1,733) 26,742 1,755 4,250 (1,030) $566,291 ========

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

The consolidated financial statements include the accounts of Aztar and all of its controlled subsidiaries and partnerships. All subsidiary companies are wholly owned. In consolidating, all material intercompany transactions are eliminated. The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 2004, 2003 and 2002.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 30, 2004 or January 1, 2004.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the average cost methods.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which varies from one month to six months. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at

December 30, 2004 and January 1, 2004. Advertising costs that were expensed during the year were $18,688,000 in 2004, $15,433,000 in 2003 and $15,704,000 in 2002.

Other Investments

The Casino Reinvestment Development Authority ("CRDA") deposits are carried at cost less a valuation allowance because they have to be used to purchase CRDA bonds that carry below market interest rates unless an alternative investment is approved. The valuation allowance is established by a charge to the Statement of Operations at the time the obligation is incurred to make the deposit unless there is an agreement with the CRDA for a return of the deposit at full face value. If the CRDA deposits are used to purchase CRDA bonds, the valuation allowance is transferred to the bonds as a discount, which is amortized to interest income using the interest method. If the CRDA deposits are used to make other investments, the valuation allowance is transferred to those investments and remains a valuation allowance.

The CRDA bonds are classified as held-to-maturity securities and are carried at amortized cost less a valuation allowance.

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect costs, which are primarily property taxes, insurance costs, outside legal costs and the compensation costs of project personnel devoted exclusively to managing the project. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $12,886,000 in 2004, $8,322,000 in 2003 and $3,004,000 in 2002.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-25 years; furniture and equipment, 3- 15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $575,986,000 at December 30, 2004 and $540,113,000 at January 1, 2004.

Improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss, if any, on disposition is recognized in income as realized.

Intangible Assets

Costs incurred to obtain initial gaming licenses to operate a casino are capitalized as incurred. These costs are not being amortized as the Company has determined that the useful life of the initial gaming licenses is indefinite. Subsequent costs incurred to renew gaming licenses are capitalized and amortized evenly over the renewal period. Licensing costs consist primarily of payments or obligations to civic and community organizations, legal and consulting fees, application and selection fees with associated investigative costs and direct internal salaries and related costs of development personnel.

Other Assets

Debt issuance costs are capitalized as incurred and amortized using the interest method.

Development costs associated with pursuing opportunities in gaming jurisdictions,as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs associated with the Company's existing properties are expensed as incurred until a particular project is deemed viable and selected for further evaluation, after which they are capitalized. Development costs consist primarily of licensing costs, site acquisition costs, concept and design fees and architectural fees. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

Leasing costs are capitalized as incurred and amortized evenly, as a reduction to rental income, over the related lease terms. Leasing costs consist primarily of tenant allowances, which are incentives provided to tenants whereby the Company agrees to pay certain amounts toward tenant leasehold improvements or other tenant development costs. Leasing costs also include lease acquisition costs, which consist primarily of leasing agent fees and legal fees incurred by the Company.

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. An annual impairment review based on fair value is required for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2004 and concluded that there was no impairment.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.2% in 2004, 2.6% in 2003 and 4.8% in 2002, no dividend in 2004, 2003 or 2002, volatility factor of the expected market price of the Company's common stock of .47 in 2004 and .50 in 2003 and 2002, and an expected life of the option of 5.0 years in 2004, 5.2 years in 2003 and 5.6 years in 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands, except per share data):

2004	2003	2002

Net income, as reported
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 28,475 (3,977) $ 24,498 ======== $ .79 $ .68 $ .76 $ .65	$ 60,930 (3,197) $ 57,733 ======== $ 1.72 $ 1.63 $ 1.66 $ 1.58	$ 58,859 (3,542) $ 55,317 ======== $ 1.56 $ 1.46 $ 1.51 $ 1.42

Revenue Recognition

Casino revenue consists of gaming win net of losses. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services, admissions to our riverboats and rental income. These revenues are recognized as earned. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

	2004	2003	2002
Rooms Food and beverage Other	$ 18,451 48,434 2,702 $ 69,587 ========	$ 18,000 48,417 3,280 $ 69,697 ========	$ 18,421 47,698 3,066 $ 69,185 ========

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which the Company has elected to follow. SFAS 123(R) is effective for the Company at the beginning of the fiscal third quarter of 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not decided whether or not to restate prior periods. Based on stock options granted through December 30, 2004, the Company estimates that, net of the related income tax benefits, it will record an additional cost of approximately $500,000 for the third quarter of 2005 and $500,000 for the fourth quarter of 2005.

Reclassifications

Certain reclassifications have been made in the 2003 Consolidated Statement of Operations and the 2002 Consolidated Statement of Cash Flows in order to be comparable with the 2004 presentations.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade accounts receivable. The Company places its cash and temporary cash investments with high-credit-quality financial institutions. At times, such investments may be in excess of the FDIC and SIPC insurance limits.

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. The accounts receivable at the Nevada operations are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 30, 2004 and January 1, 2004, the net accounts receivable at Tropicana Atlantic City were $12,875,000 and $11,040,000, respectively, and the net accounts receivable at Tropicana Las Vegas and Ramada Express combined were $4,129,000 and $5,106,000, respectively.

Trade receivables are initially recorded at cost. Accounts are written off when the Company deems the account to be uncollectible. An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The allowance is estimated based on specific review of customer accounts, the age of the receivables, the Company's historical collection experience and current economic conditions. At December 30, 2004 and January 1, 2004, the allowance for doubtful accounts was $13,138,000 and $14,098,000, respectively.

NOTE 3.  ACQUISITION AND PRIOR INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED
         PARTNERSHIP

The Company's prior investment in unconsolidated partnership was a noncontrolling partnership interest of 50% in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment. On February 28, 2002, the Company purchased the 50% partnership interest in Tropicana Enterprises that it did not own. After credits, the Company paid $117,500,000. The source of funds for this purchase was cash on hand of $47,500,000 and $70,000,000 in borrowings under its prior revolving credit facility ("Prior Revolver"). In addition, the Company assumed $48,921,000 of partnership debt ("Tropicana Enterprises Loan") that the Company was servicing through its rent payments. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. In connection with the lease, the Company expensed rents of $2,722,000 in 2002, of which 50% was eliminated in consolidation. The Company's equity in unconsolidated partnership's loss during the year was $458,000 in 2002. Distributions received from Tropicana Enterprises during the year were $489,000 in 2002. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002. As part of the acquisition, the Company acquired the 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, that it did not already own as part of its interest in the partnership, at an allocated cost of $22,172,000 based upon an appraisal report.

Summarized operating results, prior to the acquisition, for the unconsolidated partnership are as follows (in thousands):

2002
Revenues Operating expenses Operating income Interest expense Net income	$ 2,722 (473) 2,249 (253) $ 1,996 ========

The Company's share of the above operating results, after intercompany eliminations, is as follows (in thousands):

2002
Equity in unconsolidated partnership's loss	$ (458)

NOTE 4.  INVESTMENTS

Investments consist of the following (in thousands):

December 30, 2004	January 1, 2004

CRDA deposits, net of a valuation
  allowance of $4,748 and $4,321
CRDA bonds, net of a valuation
  allowance of $1,720 and $1,470
  and an unamortized discount of
  $2,746 and $2,756
CRDA other investments, net of a
  valuation allowance of $1,771 and
  $1,171

$ 13,585 4,924 5,093 $ 23,602 ========	$ 12,463 5,050 2,073 $ 19,586 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenue. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at two-thirds of market rates, resulting in a fair value lower than cost. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that also bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 10 to 40 years. Actual maturities may differ from contractual maturities because of prepayment rights.

In April 2002, the Company commenced construction on a major expansion project at the Atlantic City Tropicana. The Company has an agreement with the CRDA for approximately $20,100,000 in funding in connection with this expansion project. As of December 30, 2004, the Company has received approximately $18,100,000 in funding from the CRDA under this agreement. At December 30, 2004 and January 1, 2004, the Company had approximately $400,000 and $800,000, respectively, in available deposits with the CRDA that qualified for this funding and accordingly reclassified these amounts to accounts receivable.

NOTE 5.  LAS VEGAS TROPICANA DEVELOPMENT

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has substantially been completed. However, the Company has postponed a decision about whether and when it will proceed with that development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $56,253,000 at December 30, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6,917,000 at December 30, 2004. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 6:  INTANGIBLE ASSETS

Acquired intangible assets consist of the following (in thousands):
	December 30, 2004		January 1, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization: Gaming license renewal costs Other Not subject to amortization: Tropicana trademark Initial gaming licenses	$ 2,603 285 $ 2,888 ======== $ 22,172 10,352 $ 32,524 ========	$ 958 74 $ 1,032 =======	$ 2,049 445 $ 2,494 ======== $ 22,172 10,352 $ 32,524 ========	$ 342 60 $ 402 =======

Amortization of acquired intangible assets was $637,000 in 2004, $142,000 in 2003 and $442,000 in 2002.

Estimated future amortization expense for the acquired intangible assets subject to amortization at December 30, 2004 is as follows for each of the five years subsequent to December 30, 2004 (in thousands):
2005 2006 2007 2008 2009	$ 613 541 474 17 17

NOTE 7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
December 30, 2004	January 1, 2004

8 7/8% Senior Subordinated Notes Due 2007
9% Senior Subordinated Notes Due 2011;
  redeemable at a defined premium
7 7/8% Senior Subordinated Notes due 2014;
  redeemable at a defined premium
Prior Revolver; floating rate; matures June 30, 2005
Revolver; floating rate, 4.3% at December 30, 2004;
  matures July 22, 2009
Prior Term Loan; floating rate; matures
  June 30, 2005
Term Loan; floating rate, 4.0% at December 30, 2004;
  matures July 22, 2009
Tropicana Enterprises Loan; floating rate;
  matures June 30, 2005
Obligations under capital leases

Less current portion

$ -- 175,000 300,000 -- 132,800 -- 124,688 -- 57 732,545 (1,292) $ 731,253 ==========	$ 235,000 175,000 -- 146,500 -- 47,750 -- 41,116 200 645,566 (16,963) $ 628,603 =========

Maturities of long-term debt for the five years subsequent to December 30, 2004 are as follows (in thousands):
2005 2006 2007 2008 2009	$ 1,292 1,265 7,188 16,250 231,550

On July 22, 2004, the Company obtained a new $675,000,000 senior secured credit facility consisting of a five-year revolving credit facility (including letter of credit and swingline sublimits) of up to $550,000,000 ("Revolver") and a five-year term loan facility of $125,000,000 ("Term Loan"). The new senior secured credit facility ("Credit Agreement") amended and restated the Company's prior revolving credit facility. The Company used the funds available under the new senior secured credit facility to pay off its Prior Revolver, Prior Term Loan and Tropicana Enterprises Loan, and to pay fees and expenses associated with the Credit Agreement. At December 30, 2004, the outstanding letters of credit under the Credit Agreement were $5,300,000, leaving $411,900,000 available under the Revolver for future use, subject to quarterly financial tests as described below.

Under the Credit Agreement, the original Term Loan calls for quarterly principal payments of $312,500 on a calendar basis through June 29, 2007, then $3,125,000 through June 30, 2008 and then $5,000,000 through March 31, 2009, with the balance due at maturity. If the Company does not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments, then the Credit Agreement provides that $125,000,000 of the revolving credit facility will terminate by June 30, 2006; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the Credit Agreement provides that an amount equal to the lesser of $125,000,000 or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original Term Loan. Under the Credit Agreement, interest on the respective facilities is computed based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on the Company's ratio of outstanding indebtedness to operating cash flow, as defined. As of December 30, 2004, the margin was at 0.50% greater than the lowest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.25% to 0.625% per annum on the unused portion of the Revolver.

Under the Credit Agreement, each of the revolving credit facility and term loan facility and any additional facility is unconditionally guaranteed by each of the Company's existing and future subsidiaries (other than certain unrestricted subsidiaries) and the facilities (and guarantees thereof) are secured by a perfected first priority security interest in substantially all of the personal and real property assets of the Company and such subsidiaries. The Credit Agreement imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Credit Agreement prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $30,000,000 per year with limited exceptions. In addition, the Credit Agreement contains quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 at December 30, 2004 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at December 30, 2004. The actual fixed charge coverage ratio was 3.15 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 4.21 to 1.0 and 1.51 to 1.0, respectively at December 30, 2004. Should the Company commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to the Company and its subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The new senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

On June 2, 2004, the Company issued $300,000,000 principal amount of 7 7/8% Senior Subordinated Notes due June 15, 2014 ("7 7/8% Notes"). Interest is payable semiannually on June 15 and December 15, beginning on December 15, 2004. The net proceeds from the issuance of the 7 7/8% Notes, after payment of the fees and expenses of the issuance, were approximately $294,300,000. A portion of the net proceeds of the 7 7/8% Notes was used for a redemption on June 2, 2004 of $192,320,000 principal amount of 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Notes") that were tendered under an offer to purchase that was issued by the Company on April 22, 2004. The balance of the net proceeds of the 7 7/8% Notes was used to repay outstanding borrowings under the Prior Revolver. On July 7, 2004, the Company redeemed the remaining principal amount of $42,680,000 of the 8 7/8% Notes. The redemption was funded primarily by borrowings under the Prior Revolver.

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

The 7 7/8% Notes and 9% Notes, ranked pari passu, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 7 7/8% Notes and 9% Notes would have the right to require repurchase of the respective notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes and 9% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

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

Properties leased under capital leases are as follows (in thousands):

	December 30, 2004	January 1, 2004
Furniture and equipment Less accumulated amortization	$ 2,111 (2,085) $ 26 ========	$ 2,111 (2,067) $ 44 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $18,000 in 2004, $55,000 in 2003 and $324,000 in 2002.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 30, 2004 are as follows (in thousands):

Year	Capital	Operating
2005 2006 2007 2008 2009 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 44 16 -- -- -- -- 60 (3) 57 (42) $ 15 =======	$ 3,818 1,785 973 332 265 711 $ 7,884 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

	2004	2003	2002
Minimum rentals Contingent rentals	$ 6,431 2,280 $ 8,711 ========	$ 6,072 2,707 $ 8,779 ========	$ 7,327 5,443 $ 12,770 ========

NOTE 9.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 30, 2004	January 1, 2004
Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	$ 22,215 2,279 293 24,787 (972) $ 23,815 ========	$ 17,960 2,531 315 20,806 (981) $ 19,825 ========

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

Beginning January 1, 2001, the Series B Stock was held by the Aztar Corporation 401(k) Plan Stock and Insurance Trust. During 2004, 2003 and 2002, respectively, 3,385 shares, 3,478 shares and 3,584 shares were redeemed primarily in connection with employee terminations. At December 30, 2004, cumulative redemptions totaled 50,855 shares. The Series B Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 53,261,332 at December 30, 2004 and 52,580,498 at January 1, 2004. Common stock outstanding was net of 18,479,747 and 18,309,695 treasury shares at December 30, 2004 and January 1, 2004, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively. At December 30, 2004, there remained authority to repurchase 794,224 shares of common stock under this program. All purchases under the Company's stock repurchase program were made or may be made in the future from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 170,052 and 222 shares of its common stock in 2004 and 2002, respectively, from an employee and nonemployee Director in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At December 30, 2004, January 1, 2004 and January 2, 2003, common shares reserved for future grants of stock options under the Company's stock option plans were 3,576,663, 85,664 and 694,664, respectively. At December 30, 2004, common shares reserved for the conversion of the Series B Stock were 520,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 12.  STOCK OPTIONS

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. Options granted on May 8, 2002, or later, under the 1999 Plan include an additional provision that provides for accelerated vesting under certain circumstances related to retirement, disability or death. During 2004, the Company adopted the 2004 Employee Stock Option and Incentive Plan ("2004 Plan"). The 2004 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 2004 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. The 2004 Plan provides for accelerated vesting under certain circumstances related to retirement, disability or death. The Company's 1990 Nonemployee Directors Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of grant. During 2001, the Company's shareholders approved the 2000 Nonemployee Directors Stock Option Plan ("2000 Plan"). The 2000 Plan has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 2000 Plan have 10-year terms. The 2000 Plan provides for the granting of options that vest and become exercisable on the date of grant. The 2000 Plan has been modified to also provide for the granting of options whereby a portion vests and becomes exercisable on the date of grant and the remainder vests and becomes exercisable evenly over varying terms depending on the date of the grant, subject to being a Company Director on those dates.

A summary of the Company's stock option activity and related information is as follows (in thousands of shares):
	2004		2003		2002
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	4,695 535 (681) (26) -- 4,523 ====== 3,355 ====== $11.29	$12.00 $24.43 $ 8.32 $18.46 $ -- $13.98 $11.59	4,253 633 (167) (24) -- 4,695 ====== 3,438 ====== $ 7.37	$11.37 $15.69 $ 8.78 $20.46 $ -- $12.00 $ 9.98	4,185 770 (665) (37) -- 4,253 ====== 3,002 ====== $11.00	$ 8.84 $21.38 $ 6.77 $16.66 $ -- $11.37 $ 8.74

The following table summarizes additional information about the Company's stock options at December 30, 2004 (in thousands of shares):
	Options Outstanding			Options Exercisable
Range of Exercise Prices $ 4.06 to $ 5.06 $ 6.81 to $ 9.81 $11.00 to $14.75 $15.10 to $18.52 $20.46 to $26.41	Shares Under Option 23 1,779 943 605 1,173 4,523 ======	Weighted- Average Remaining Contractual Life 2.6 years 4.1 years 5.9 years 8.4 years 8.3 years 6.1 years	Weighted- Average Exercise Price $ 4.88 $ 8.30 $12.54 $15.70 $23.06 $13.98	Shares Under Option 23 1,779 934 201 418 3,355 ======	Weighted- Average Exercise Price $ 4.88 $ 8.30 $12.53 $15.65 $21.93 $11.59

NOTE 13.  BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. Effective January 3, 2003, the Company established the Aztar Corporation Nonqualified Retirement Trust for the benefit of employees covered by one of the Company's nonqualified defined benefit pension plans. The Company contributed $1,961,000 and $6,217,000 to this irrevocable trust in 2004 and 2003, respectively. To support the benefit liability of the deferred compensation plan, the Company has purchased life insurance contracts. The market value of the trust and the cash value of the life insurance was $10,288,000 and $8,123,000 at December 30, 2004 and January 1, 2004, respectively. The funds in the trust and life insurance contracts are assets of the Company and are included in other assets. The Company uses a December 31 measurement date for all of its plans. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2004 and 2003 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of December 30, 2004 and January 1, 2004 (in thousands):
Defined Benefit Plans		Deferred Compensation Plan
2004	2003	2004	2003

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Plan amendment (a)
Actuarial loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  loss
Unrecognized prior
  service cost

Net amount recognized

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
  Accrued benefit liability
  Intangible asset
  Accumulated other
    comprehensive loss (b)

Net amount recognized

$ 16,188 95 963 -- 1,533 (271) 18,508 -- (18,508) 7,032 170 $(11,306) ======== $(15,606) 170 4,130 $(11,306) ========	$ 12,310 91 812 318 2,928 (271) 16,188 -- (16,188) 6,397 283 $ (9,508) ======== $(11,350) 281 1,561 $ (9,508) ========	$ 6,610 11 384 -- 35 (431) 6,609 -- (6,609) 566 -- $ (6,043) ======== $ (6,609) -- 566 $ (6,043) ========	$ 6,329 12 401 -- 261 (393) 6,610 -- (6,610) 531 -- $ (6,079) ======== $ (6,610) -- 531 $ (6,079) ========
(a)	Effective January 3, 2003, the Company's Board of Directors authorized the establishment of the Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives.
(b)

In the Consolidated Statements of Shareholders' Equity, accumulated other comprehensive loss relating to a minimum pension liability adjustment during the year is reported net of an income tax benefit of $871, $236 and $140 in 2004, 2003 and 2002, respectively.

The accumulated benefit obligation for the defined benefit plans was $15,606,000 and $11,350,000 at December 30, 2004 and January 1, 2004, respectively. The accumulated benefit obligation for the deferred compensation plan was $6,609,000 and $6,610,000 at December 30, 2004 and January 1, 2004, respectively.

The weighted average assumptions used to determine the Company's benefit obligation are as follows:
	Defined Benefit Plans		Deferred Compensation Plan
	2004	2003	2004	2003
Discount rate Rate of compensation increase	5.50% 5.00%	6.00% 5.00%	5.50 % N/A	6.00% N/A

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2004	2003	2002	2004	2003	2002
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss Cash surrender value increase net of premium expense	$ 95 963 113 898 -- $2,069 ======	$ 91 812 224 433 -- $1,560 ======	$ -- 725 150 195 -- $1,070 ======	$ 11 384 -- -- (340) $ 55 ======	$ 12 401 -- -- (322) $ 91 ======	$ 13 413 -- -- (318) $ 108 ======

The weighted average assumptions used to determine the Company's benefit plan expense are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2004	2003	2002	2004	2003	2002
Discount rate Rate of compensation increase	6.00% 5.00%	6.50% 5.00%	7.25% 5.00%	6.00% N/A	6.50% N/A	7.25% N/A

The estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):
	Defined Benefit Plans	Deferred Compensation Plan
2005 2006 2007 2008 2009 2010 to 2014	$ 271 344 342 338 1,171 8,559	$ 427 481 477 474 576 2,919

The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $2,222,000, $2,269,000 and $2,431,000 in 2004, 2003 and 2002, respectively. The Company contributed $4,901,000, $4,695,000 and $4,390,000 in 2004, 2003 and 2002, respectively, to trusteed pension plans under various collective bargaining agreements.

NOTE 14.  ACCOUNTING FOR THE IMPACT OF THE OCTOBER 30, 2003 CONSTRUCTION ACCIDENT

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations were disrupted by the temporary evacuation of 600 hotel rooms and the temporary closure of the parking garages that are part of the existing property. One street adjacent to the property remained closed through April 2004 preventing use of the bus terminal and another street adjacent to the property remained closed through late November 2004 limiting access to the existing parking garages and the porte cochere.

Construction on the expansion project was substantially completed by December 30, 2004. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana", a 200,000- square-foot dining, entertainment and retail center.

Business at the Atlantic City Tropicana suffered adverse impacts from the disruption that followed the accident through December 30, 2004. The Company incurred $6,238,000 and $512,000 in 2004 and 2003, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. The costs and expenses recorded in 2004 primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred as a result of the accident. The construction accident related costs and expenses recorded in 2003 primarily consist of a deductible on liability insurance and professional fees incurred.

In 2004, the Company recorded $3,500,000 of business interruption insurance recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. Also in 2004, the Company recorded $8,717,000 of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as reimbursement for costs incurred as a result of the delay. These insurance recoveries are classified as construction accident insurance recoveries in the Consolidated Statement of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 30, 2004 have been filed with the Company's insurers in the amount of approximately $31,800,000, of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $58,600,000, of which $7,717,000 has been received by the Company and $1,000,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 30, 2004. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 30, 2004.

During 2003, the Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000, which was included in the Consolidated Balance Sheet as part of the construction accident receivables at January 1, 2004. By September 30, 2004, the contractor had made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3,000,000 asset loss previously incurred, the Company increased construction in progress for $3,000,000 and relieved the corresponding receivable at September 30, 2004. In addition to the $3,000,000 asset loss that was recognized and subsequently recovered, the Company recognized $5,000,000 of expense in 2004 for costs incurred to repair areas near or adjacent to the parking garage that were damaged as a result of the accident. This expense was classified in the Consolidated Statement of Operations as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During 2004, the Company estimated and recognized $1,625,000 of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income in the Consolidated Statement of Operations. At December 30, 2004, the Company recorded a receivable of $1,625,000 for dismantlement and debris removal activities that are probable of being recovered under insurance and it was included in the Consolidated Balance Sheet as part of the construction accident receivables. During 2004, the Company received $10,532,000 of insurance recovery associated with the rebuild, net of direct costs to obtain the recovery. This net recovery was classified as other income in the Consolidated Statement of Operations.

NOTE 15.  LOSS ON EARLY RETIREMENT OF DEBT

During 2004, the Company expensed the redemption premiums of $7,616,000 and the remaining unamortized debt issuance costs of $2,756,000 for a total of $10,372,000 in connection with the redemptions of the 8 7/8% Notes. These items were reflected as a loss on early retirement of debt.

NOTE 16.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2004	2003	2002
Current: Federal State Deferred: Federal State	$ 2,189 (24,246) (22,057) (16,848) (292) (17,140) $(39,197) ========	$(22,506) (5,260) (27,766) (1,131) 443 (688) $(28,454) ========	$(18,933) (5,124) (24,057) (12,284) (633) (12,917) $(36,974) ========

During 2004, the Internal Revenue Service ("IRS") completed its examination of the Company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the Restructuring. During 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6,724,000. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring, the same issue as described above for the 2000 through 2002 years. For the years 1994 through 2002, the Company has reserved the right to pursue the unagreed portion in court and would receive a refund, if successful. In 2002, the Company settled the same two issues as described above with the IRS for the years 1992 and 1993, resulting in a tax benefit of $1,041,000. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

The Company received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2002. The assessments were based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company filed a formal protest for the years 1998 through 2002. In April 2004, the Indiana Tax Court ruled against the Company. The Company asked the Indiana Supreme Court to review the ruling. The Company's request was denied. As a result, the Company estimated that it was obligated to pay approximately $17,300,000 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11,300,000, which was recorded as an increase to income tax expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004. By December 30, 2004, the Company paid these assessments and an estimate for 2004.

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2004	2003	2002
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Other, net	$ (23,685) (15,882) (259) 358 442 (171) $ (39,197) =========	$ (31,284) (3,137) 105 5,708 432 (278) $ (28,454) =========	$ (33,542) (3,693) (628) 567 412 (90) $ (36,974) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
December 30, 2004	January 1, 2004

Net operating loss carryforward
Accrued bad debt expense
Accrued compensation
Accrued liabilities
Income tax credit carryforward
Other

Gross deferred tax assets

Deferred tax asset valuation allowance

Other
Deductible prepaids
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 2,314 8,369 8,987 9,646 1,365 302 30,983 (323) -- (3,429) (56,888) (60,317) $(29,657) ========	$ 749 8,845 7,491 9,734 -- -- 26,819 (337) (325) -- (38,674) (38,999) $(12,517) ========

Gross deferred tax assets are reduced by a valuation allowance. The beginning-of-year valuation allowance was reduced during 2004, 2003 and 2002, which caused a decrease in income tax expense of $14,000, $21,000 and $154,000, respectively.

At December 30, 2004, the Company has general business credit carryforwards of $450,000 and a net operating loss carryforward of $5,625,000 for federal income tax purposes, which will expire in 2024 if not used. The Company also has an alternative minimum assessment tax credit carryforward of $1,408,000 for New Jersey purposes that can be carried forward indefinitely. In addition, the Company has net operating loss carryforwards of $41,199,000 for state income tax purposes that will expire in the years 2009 through 2021 if not used.

NOTE 17.  EARNINGS PER SHARE

The computations of net income per common share and net income per common share, assuming dilution, are as follows (in thousands, except per share data):
2004	2003	2002

Net income

Less: preferred stock dividend and
  losses on redemption

Income available to common shareholders

Plus: income impact of assumed conversion
  of dilutive preferred stock

Income available to common shareholders
  plus dilutive potential common shares

$ 28,475 (1,030) 27,445 393 $ 27,838 =========	$ 60,930 (777) 60,153 420 $ 60,573 =========	$ 58,859 (848) 58,011 448 $ 58,459 =========

Weighted-average common shares applicable
  to net income per common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per common
  share assuming dilution

Net income per common share

Net income per common share assuming dilution

34,547 1,491 520 2,011 36,558 ========= $ .79 ========= $ .76 =========	34,999 1,008 556 1,564 36,563 ========= $ 1.72 ========= $ 1.66 =========	37,191 1,058 592 1,650 38,841 ========= $ 1.56 ========= $ 1.51 =========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 677,000 and 1,258,000 at January 1, 2004 and January 2, 2003, respectively. No stock options were excluded at December 30, 2004.

NOTE 18.  SEGMENT INFORMATION

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows (in thousands):
	2004	2003	2002
Revenues Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Total consolidated	$404,714 163,954 93,276 130,699 23,584 $816,227 ========	$420,629 153,596 89,762 126,050 23,109 $813,146 ========	$453,810 147,163 92,765 116,302 24,234 $834,274 ========

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Equity in unconsolidated partnership's loss
Loss on early retirement of debt
Income taxes
Net income

	$ 81,820 36,156 23,031 37,390 4,527 182,924 (17,454) (55,128) 110,342 3,907 807 (37,012) -- (10,372) (39,197) $ 28,475 ========	$105,018 26,065 20,513 35,783 4,200 191,579 (15,650) (50,906) 125,023 -- 736 (36,375) -- -- (28,454) $ 60,930 ========	$120,716 22,971 22,691 30,332 4,510 201,220 (14,241) (50,499) 136,480 -- 1,035 (41,224) (458) -- (36,974) $ 58,859 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, equity in unconsolidated partnership's loss, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, equity in unconsolidated partnership's loss, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

	2004	2003	2002
Depreciation and amortization Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Corporate Total consolidated	$ 33,370 5,914 6,298 6,588 2,915 43 $ 55,128 ========	$ 29,838 6,439 6,234 5,578 2,755 62 $ 50,906 ========	$ 28,705 6,729 6,052 6,151 2,800 62 $ 50,499 ========
2004	2003	2002

Additions to property and equipment,
intangible assets and other assets
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Total consolidated

$161,293 2,834 6,259 12,099 1,480 14,802 $198,767 ========	$133,515 2,903 4,564 7,560 1,478 16,559 $166,579 ========	$ 63,178 4,771 3,794 3,682 948 2,248 $ 78,621 ========
	December 30, 2004	January 1, 2004	January 2, 2003
Total assets Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Corporate Total consolidated	$ 966,478 211,017 114,561 112,446 34,797 72,341 $1,511,640 ==========	$ 828,153 219,297 117,490 110,549 36,358 35,926 $1,347,773 ==========	$ 709,934 224,475 114,424 104,400 37,339 20,110 $1,210,682 ==========

NOTE 19.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,000,000 at December 30, 2004. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both December 30, 2004 and January 1, 2004.

The CRDA has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $239,000 and $1,182,000 at December 30, 2004 and January 1, 2004, respectively, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available to the Company. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $16,000,000 at December 30, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at December 30, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $94,000,000 at December 30, 2004.

NOTE 20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
December 30, 2004		January 1, 2004
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
  Investments
  Other assets

Liabilities
  Accounts payable and accruals
  Current portion of long-term
    debt
  Current portion of other long-
    term liabilities
  Long-term debt
  Other long-term liabilities

Series B convertible
  preferred stock

Off-Balance-Sheet
  Letters of credit

$ 23,602 8,308 3,833 1,292 252 731,253 2,027 4,914 --	$ 23,602 8,308 600 1,292 252 780,753 2,027 17,791 6,576	$ 19,586 6,266 3,833 16,963 252 628,603 2,279 5,253 --	$ 19,586 6,266 650 16,963 252 655,653 2,279 12,187 4,748

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

Included in other assets is a trust established for the benefit of employees covered by one of the Company's nonqualified defined benefit pension plans. The funds in the trust are invested in money market securities. The fair values of the money market securities approximate cost.

Included in accounts payable and accruals is the Company's accrued liability in connection with its indemnification of Ramada. The fair values were estimated using an expected present value method.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the Prior Revolver, Revolver, Prior Term Loan, Term Loan and Tropicana Enterprises Loan are reasonable estimates of fair values because this debt is carried with a floating interest rate.

The fair values of the Company's CRDA bond guarantee were estimated to be the same as the unamortized carrying amounts of the guarantee premium.

The fair values reported for the Series B convertible preferred stock represent the appraised fair values as determined by an independent appraisal.

The fair values of the letters of credit were estimated to be the same as the contract values based on the nature of the fee arrangement with the issuing financial institution.

NOTE 21.  UNAUDITED QUARTERLY RESULTS/COMMON STOCK PRICES

The following unaudited information shows selected items in thousands, except per share data, for each quarter. The Company's common stock is listed on the New York Stock Exchange.
	First	Second	Third	Fourth

2004
Revenues (a)
Operating income (b)
Income before income taxes (c)(d)
Income taxes (e)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

2003
Revenues
Operating income (f)
Income before income taxes
Income taxes (g)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

Common Stock Prices
2004 - High
     - Low
2003 - High
     - Low

	$ 201,766 33,731 25,224 (21,557) 3,667 ..10 ..10 $ 203,016 31,671 22,310 (8,765) 13,545 ..37 ..36 $ 24.94 21.41 15.00 11.43	$ 206,259 33,499 16,355 (7,008) 9,347 ..26 ..25 $ 214,519 39,972 30,963 (12,172) 18,791 ..53 ..51 $ 28.75 23.40 17.17 13.41	$ 215,464 32,505 22,385 (9,191) 13,194 ..37 ..36 $ 210,267 35,611 26,990 (10,088) 16,902 ..48 ..46 $ 28.19 23.25 19.90 15.76	$ 192,738 10,607 3,708 (1,441) 2,267 ..06 ..05 $ 185,344 17,769 9,121 2,571 11,692 ..34 ..32 $ 35.40 26.20 23.94 16.15
(a)

Business interruption insurance recovery of $3,500 for the first quarter of 2004 was reclassified in the Consolidated Statement of Operations from revenue to construction accident insurance recoveries in operating expenses for the six months ended July 1, 2004.

(b)

During the first, second, third and fourth quarters of 2004, the Company incurred $41, $2,319, $3,183 and $695, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred as a result of the accident.

During the first quarter of 2004, the Company recorded $3,500 of business interruption recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. During the second, third and fourth quarters of

2004, the Company recorded $5,000, $2,000 and $1,717, respectively, of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers.

(c)

During the fourth quarter of 2004, the Company recorded $5,567 of insurance recovery associated with the rebuilding of the expansion net of direct costs to obtain the recovery and expensed $1,975 of costs incurred to dismantle and repair areas near or adjacent to the parking garage that were damaged as a result of the construction accident.

(d)

During the second and third quarters of 2004, the Company recorded losses on early retirement of debt of $8,621 and $1,751, respectively, in connection with the Company's redemptions of its 8 7/8% Notes.

(e)

In April 2004, the Indiana Tax Court ruled against the Company's challenge to an assessment for additional Indiana income taxes. The Company had challenged the Indiana Department of Revenue's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company asked the Indiana Supreme Court to review the ruling. The Company's request was denied. The Company estimated that it was obligated to pay approximately $17,300 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11,300, which was recorded as an increase to income tax expense in the first quarter of 2004.

(f)

During the fourth quarter of 2003, the Company incurred $512 of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of a deductible on liability insurance and professional fees incurred.

(g)

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

Management's Discussion and Analysis

Overview

  Introduction

We own and operate casino hotels in Atlantic City, New Jersey and Las Vegas, Nevada under the Tropicana name and in Laughlin, Nevada, as Ramada Express. We own and operate casino riverboats in Caruthersville, Missouri and Evansville, Indiana under the Casino Aztar name. Our product concept is the creation of fun, fantasy, excitement and entertainment in a casino gaming environment. Each of our casinos is designed and operated to serve the unique demographics of its particular market.

Approximately 78% of our consolidated revenues were generated from gaming activities and nearly 11% from rooms revenue. Gaming activity is generated from two primary sources: (1) slot machines and (2) table games. Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses before deducting costs and expenses. This is also referred to as the hold. The hold percentage is the relationship of hold to the total amount wagered. Rooms revenue is driven primarily by two factors: (1) average daily rate and (2) occupancy percentage. The average daily rate is a measure of the average rooms revenue generated per occupied room per night. The occupancy percentage is a measure of what portion of our total rooms available are occupied by guests. Both measurements are impacted primarily by customer demand.

  General Themes

Our company and our industry rely in great part on consumer discretionary spending. As a result, we will generally experience higher revenues and operating income in periods of economic growth and when consumer confidence is rising. However, industry revenue tends to be less cyclical than in some other discretionary sectors.

As discussed below, several states have legalized or are considering legalizing various forms of casino gaming, from slots or video lottery terminals (VLTs) at horse racing tracks to full-service casinos. To the extent such competitive products are introduced in markets which overlap with our established casino markets, there may be dilution of our market penetration. Further, the expansion in the number and size of Native American casinos may slow or reverse growth in certain of our markets.

In recent years, several jurisdictions in which casino gaming is conducted have increased taxes on gaming and hotel operations, including gaming taxes, hotel taxes and admissions taxes. In an environment in which many state governments are dealing with budget shortfalls, the potential for further tax increases on the industry exists.

In order to facilitate growth, large amounts of capital are required for the construction, expansion and acquisition of casino facilities. Since 2003, the industry has had access to abundant and relatively inexpensive sources of capital as interest rates have continued at historic record lows. The continued availability of this inexpensive capital will be critical as we look for growth and expansion opportunities in the future.

The casino and hospitality industries can be adversely affected by terrorist activity or the threat, perceived or otherwise, of terrorist activity. Such activity or threat may limit levels of business and personal travel and cause concerns about the safety of high-profile recreational areas, such as Las Vegas.

  Property Specific Opportunities and Challenges

  Tropicana Atlantic City

The most critical issue facing the Tropicana Atlantic City property in 2004 will be the successful integration of our recently opened expansion into the broader gaming experience underlying the property as a whole. The expansion had originally been expected to open near the end of the first quarter of 2004. Because of a construction accident, which occurred on October 30, 2003, there was a significant delay in the completion of the project. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. With the project completed, our goal is for it to become an important engine of growth for the company.

In mid-2003, a new casino hotel (The Borgata Hotel, Casino and Spa) opened in Atlantic City. This represents the first new casino hotel addition to the Atlantic City market since 1990. The Borgata is an attractive, state-of-the-art property that has been successful in its first 18 months in the market, having garnered a 13% market share in 2004. While the entire Atlantic City market has grown with the addition of the Borgata, each casino hotel, including the Tropicana, will be challenged to sustain its revenue base until the market as a whole grows to absorb fully the new capacity generated by the Borgata.

In 2004, Pennsylvania passed legislation to legalize slots at 7 horse racing tracks, 5 independent slot parlors and 2 resort slot parlors. At least four of these facilities will be in the greater Philadelphia area, an important market for our Atlantic City property.

Several nearby states are conducting or considering expansion or implementation of various forms of gaming. New Jersey is considering VLTs at the Meadowlands racetrack in northern New Jersey. Maryland is considering slots at horse racing tracks or larger full-scale casinos. The State of New York is witnessing the installation of VLTs at certain of its horse racing tracks and the preparation for Native American casinos in the Catskills. While the proliferation of gaming in these jurisdictions is not positive for Atlantic City, we believe that a) the Eastern seaboard is still not approaching the penetration levels that other markets enjoy and b) the variety and breadth of the Atlantic City market sets it apart as unique from other venues in the region.

  Tropicana Las Vegas

The Tropicana Las Vegas sits on an approximately 34 acre parcel at one of the premier locations in Las Vegas. With the completion of the expansion in Atlantic City, this property represents a significant growth opportunity for us. The current operations at the site are successful, but the age of the improvements make us less attractive and competitive than many of the newer properties in our vicinity. We are evaluating whether to build a new casino hotel resort on the northernmost half of the property. A detailed design has substantially been completed. However, we have postponed a decision about whether and when we will proceed with this development. The decision to proceed may depend, among other things, upon the health of the Las Vegas and national economies, the competitive environment on the Las Vegas Strip, and the success of the Atlantic City expansion. We expect the construction cost (not including the land component) to be no less than $700 million. We will have to raise a portion of the cost in the capital markets. The continued access to attractively priced capital will affect the economic cost of the project and the ultimate return to shareholders. We view this opportunity as an important step in our growth. The southern portion of the site would be held for our future development, joint venture development, or sale for development by another party.

Financial Condition -
Liquidity and Capital Resources

  Senior Secured Credit Facility

On July 22, 2004, we obtained a new $675 million senior secured credit facility consisting of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million. We used the new senior secured credit facility to pay off the outstanding principal amount on our prior revolving credit facility, our prior term loan and our Tropicana Enterprises loan. At December 30, 2004, the outstanding balance of our revolving credit facility was $132.8 million, leaving $411.9 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. At December 30, 2004, the outstanding balance of our term loan facility was $124.7 million.

Under the senior secured credit facility, the original term loan facility calls for quarterly principal payments of approximately $0.3 million on a calendar basis through June 29, 2007, then approximately $3.1 million through June 30, 2008 and then $5.0 million through March 31, 2009, with the balance due at maturity. If we do not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments, then $125 million of the revolving credit facility will terminate by June 30, 2006; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the senior secured credit facility provides that an amount equal to the lesser of $125 million or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original term loan facility. Under the senior secured credit facility, interest on the respective facilities is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on our ratio of outstanding indebtedness to operating cash flow, as defined. As of December 30, 2004, the margin was at 0.50% greater than the lowest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. We incur a commitment fee ranging from 0.25% to 0.625% per annum on the unused portion of the revolving credit facility.

The senior secured credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The senior secured credit facility prohibits dividends on our common stock (other than those payable in common stock) and repurchases of our common stock in excess of $30 million per year with limited exceptions. In addition, the senior secured credit facility contains quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 at December 30, 2004 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at December 30, 2004. The actual fixed charge coverage ratio was 3.15 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 4.21 to 1.0 and 1.51 to 1.0, respectively, at December 30, 2004. Should we commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to us and our subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

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

  Other Long-term Debt

On June 2, 2004, we completed a $300 million private placement offering of 7 7/8% Senior Subordinated Notes due June 15, 2014. These notes were later exchanged for substantially similar notes that were registered with the Securities and Exchange Commission. Also on June 2, 2004, we announced the expiration of our cash tender offer and consent solicitation for all of our $235 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007. We accepted and paid for all 8 7/8% Notes tendered pursuant to the Offer, which totaled approximately $192.3 million. A portion of the proceeds from the offering, net of related fees and expenses, was used to redeem the 8 7/8% Notes tendered. The remaining proceeds were used to pay down our prior revolving credit facility. On July 7, 2004, we redeemed the remaining principal amount of the 8 7/8% Notes totaling $42.7 million primarily by drawing on our prior revolving credit facility. The redemption of our 8 7/8% Notes resulted in a loss on early retirement of debt of $10.3 million, which consisted of a redemption premium of $7.6 million and the write-off of unamortized debt issuance costs of $2.7 million.

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

Interest on the 9% Senior Subordinated Notes due August 15, 2011 is payable on February 15 and August 15. At any time prior to August 15, 2006, the 9% Notes are redeemable at our option, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 104.5% of the principal amount and (ii) all required interest payments through August 15, 2006, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the Treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after August 15, 2006, the 9% Notes are redeemable at our option, in whole or in part, at prices from 104.5% of the principal amount plus interest declining to 100% of the principal amount plus interest beginning August 15, 2009.

The 7 7/8% Notes and 9% Notes, ranked pari passu, are general unsecured obligations and are subordinated in right of payment to all of our present and future senior indebtedness. Upon change of control of the company, the holders of the 7 7/8% Notes and 9% Notes would have the right to require repurchase of the respective notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 7 7/8% Notes and 9% Notes limit our ability to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

  Additional Source and Use of Cash

During 2004, we received $3.6 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than expenditures for the Tropicana Atlantic City development and the development in Evansville, Indiana discussed below, were primarily of a routine nature.

  Tropicana Atlantic City Development

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some streets surrounding the property were closed. In addition, the Tropicana's operations were disrupted by the temporary evacuation of 600 hotel rooms and the temporary closure of the parking garages that are part of the existing property. One street adjacent to the property remained closed through April 2004 preventing use of the bus terminal and another street adjacent to the property remained closed through late November 2004 limiting access to the existing parking garages and porte cochere.

The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in the Quarter opened in early 2005. During 2004, our purchases of property and equipment on an accrual basis, including capitalized interest of $12.8 million, were $118.9 million for this project and our expenditures for tenant allowances were $24.2 million.

Business at the Atlantic City Tropicana suffered adverse impacts from the disruption that followed the accident through December 30, 2004. We incurred approximately $6.2 million and $0.5 million in 2004 and 2003, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. The costs and expenses recorded in 2004 primarily consist of supplemental marketing costs incurred to decrease the effect of business interruption caused by the accident as well as professional fees incurred as a result of the accident. The construction accident related costs and expenses recorded in 2003 primarily consist of a deductible on liability insurance and professional fees incurred.

In 2004, we recorded $3.5 million of business interruption insurance recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. Also in 2004, we recorded $8.7 million of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as reimbursement for costs incurred as a result of the delay. These insurance recoveries are classified as construction accident insurance recoveries. Insurance claims for business interruption that occurred from the date of the accident through December 30, 2004 have been filed with our insurers in the amount of $31.8 million, of which $3.5 million has been received by us. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $58.6 million, of which $7.7 million was received and $1.0 million was included in the construction accident receivables at December 30, 2004. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included as part of the construction accident receivables at December 30, 2004.

During 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. By September 30, 2004, the contractor had made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3 million asset loss previously incurred, we increased construction in progress for $3 million and relieved the corresponding receivable at September 30, 2004. In addition to the $3 million asset loss that was recognized and subsequently recovered, we recognized $5 million of expense in 2004 for costs incurred to repair areas near or adjacent to the parking garage that were damaged as a result of the accident. This expense was classified as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During 2004, we estimated and recognized $1.6 million of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income. At December 30, 2004, we recorded a receivable of $1.6 million for dismantlement and debris removal activities that are probable of being recovered under insurance and it was part of the construction accident receivables. During 2004, we received $10.5 million of insurance recovery associated with the rebuild, net of direct costs to obtain the recovery. This net recovery was classified as other income.

  Tropicana Las Vegas Development

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During 2004, we capitalized $6.7 million for design development costs included in other assets. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $56.3 million at December 30, 2004. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6.9 million at December 30, 2004.

  Other Development

During 2003, we purchased two parcels of land in proximity to our operating facility in Evansville, Indiana at a combined cost of $1.2 million. One parcel was used to accommodate an executive conference center that was completed and placed into service during 2004. The other parcel will be held for future development. During 2004, our purchases of property and equipment on an accrual basis for the executive conference center were $5.4 million. In December 2002, we amended our riverboat landing lease agreement with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make. We plan to have additional development in Evansville, including a potential dining and entertainment complex.

  Stock Repurchase Program

In December 2002, our board of directors authorized discretionary repurchases of up to 4.0 million shares of our common stock. We do not anticipate the stock repurchase program to impact the timing, scope or financing of our development plans. During 2004, we did not repurchase any shares of our common stock under the program. Since the program's inception, we have repurchased a total of 3,205,776 shares at an average price of $14.42 per share. Purchases under the program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

  Stock Exchange

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

  Contingent Liabilities and Commitments

We agreed to indemnify Ramada Inc. against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. We are entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7.0 million at December 30, 2004. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the restructuring of Ramada and our remaining accrued liability was $3.8 million at both December 30, 2004 and January 1, 2004.

The Casino Reinvestment Development Authority has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $0.2 million at December 30, 2004, of our CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy our investment obligation based upon our New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent our CRDA deposits are used to service these bonds, we would receive credit against future investment obligations. Our CRDA deposits serve as collateral for a one-year period, after which they become available to the company. This arrangement continues through 2013. We received a fee for this arrangement that is being amortized on a straight-line basis through 2013. Our estimate of the maximum potential deposits that could be used to service CRDA bonds is $16 million at December 30, 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at December 30, 2004, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $94 million at December 30, 2004.

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

  Contractual Obligations

The following table summarizes our future contractual obligations, in millions, at December 30, 2004:
Payments due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including current portion Capital lease obligations Operating leases Purchase obligations Other long-term liabilities, including current portion but excluding deferred income Total	$ 732.4 0.1 7.9 48.1 22.5 $ 811.0	$ 1.2 0.1 3.8 43.6 0.7 $ 49.4	$ 8.4 -- 2.8 3.7 1.7 $ 16.6	$ 247.8 -- 0.6 0.6 2.6 $ 251.6	$ 475.0 -- 0.7 0.2 17.5 $ 493.4

Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the company. Of the total purchase obligations at December 30, 2004, approximately $28 million are cancelable by the company upon providing a 30 - 90 day notice.

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. We use a 52/53 week fiscal year ending on the Thursday nearest December 31.
Year Ended
2004 (52 weeks)	2003 (52 weeks)	2002 (52 weeks)

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
Other income
Interest income
Interest expense
Equity in unconsolidated partnership's loss
Loss on early retirement of debt
Income taxes
Net income

$ 404.7 163.9 93.3 130.7 23.6 $ 816.2 ======== $ 81.8 36.2 23.0 37.4 4.5 (17.5) 165.4 (55.1) 110.3 3.9 0.8 (37.0) -- (10.3) (39.2) $ 28.5 ========	$ 420.6 153.6 89.8 126.0 23.1 $ 813.1 ======== $ 105.0 26.1 20.5 35.8 4.2 (15.7) 175.9 (50.9) 125.0 -- 0.7 (36.4) -- -- (28.4) $ 60.9 =========	$ 453.8 147.2 92.8 116.3 24.2 $ 834.3 ======== $ 120.7 23.0 22.7 30.3 4.5 (14.2) 187.0 (50.5) 136.5 -- 1.1 (41.2) (0.5) -- (37.0) $ 58.9 ========

(a)

EBITDA is net income before income taxes, loss on early retirement of debt, equity in unconsolidated partnership's loss, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, equity in unconsolidated partnership's loss, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Results of Operations -
2004 versus 2003

Consolidated casino revenue was $635.6 million in 2004, down $5.5 million or 1% from $641.1 million in 2003. The decrease was due primarily to a $13.8 million decrease in casino revenue at Tropicana Atlantic City offset by increases in casino revenue at Ramada Express Laughlin and Casino Aztar Evansville of $3.1 million and $3.9 million, respectively. The decrease in casino revenue at Tropicana Atlantic City resulted primarily from the impact of two separate events: (1) an accident on the site of the construction of the parking-garage component of the expansion on October 30, 2003 and (2) the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The increase in casino revenue at Casino Aztar Evansville was driven by an increase in the total number of patrons visiting the riverboat during 2004, which was attributable to the increased use of marketing and promotional activities. The increase in casino revenue at Ramada Express Laughlin was driven primarily by the growth of markets that feed into Laughlin.

Consolidated rooms revenue was $85.7 million in 2004, up 12% from $76.2 million in 2003. The increase was attributable primarily to Tropicana Las Vegas, where the average daily rate increased 17% and rooms occupied on a non-complimentary basis increased 4% during 2004 compared with 2003. The increase in the average daily rate and the higher occupancy were primarily attributable to increased tourism to the Las Vegas market. The increase in consolidated rooms revenue was offset by a $3.3 million increase in consolidated rooms expense. The increase in consolidated rooms expense was due primarily to the increase in rooms revenue at Tropicana Las Vegas and additional payroll related costs at the Atlantic City Tropicana. The increase in payroll related costs at the Atlantic City Tropicana was due to the opening of the new 502-room hotel tower in November 2004, the use of temporary help during a five-week union strike and higher employee benefit costs arising from a new labor contract that was ratified in the 2004 fourth quarter.

Consolidated general and administrative expenses increased $8.3 million or 11% during 2004 from $77.2 million during 2003. The increase was due to increases at corporate and all of our operating properties with the exception of Casino Aztar Caruthersville. The increase is not attributable to any one significant factor but instead due to a combination of many smaller factors, including higher professional fees to comply with the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, an increase in other professional fees, rising employee benefit and salary costs and increased executive incentive costs.

Consolidated utilities expense increased $2.5 million or 14% in 2004 from $17.8 million during 2003. The increase was attributable to increased energy consumption brought on by the Atlantic City expansion and a new electrical power contract at the Atlantic City Tropicana that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable electrical rates.

Construction accident related expense was $6.2 million in 2004, up from $0.5 million in 2003. The expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident and professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $12.2 million in 2004. These recoveries consist of a business interruption recovery of $3.5 million and recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project totaling $8.7 million. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recoveries from the delay in the opening of the expansion project represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Each recovery was recognized when agreed to by our insurers.

Preopening costs were $2.9 million in 2004. These expenses relate primarily to the marketing efforts undertaken by the Atlantic City Tropicana during the 2004 third and fourth quarters to promote the Quarter.

  Tropicana Atlantic City

Casino revenue was $354.2 million in 2004, down $13.8 million or 4% from $368.0 million in 2003. The decrease in casino revenue was due primarily to a $13.5 million decrease in slot revenue. This decrease was attributable to increased competition from the July 3, 2003 opening of the Borgata Hotel, Casino and Spa and business interruption resulting from the October 30, 2003 construction accident previously mentioned. Although casino revenue decreased, casino costs increased slightly to $157.3 million from $157.1 million.

Rooms revenue was $24.4 million in 2004, almost unchanged from $24.5 million in 2003. Despite the year-over-year consistency of rooms revenue, rooms expense increased $1.4 million in 2004, up from $13.1 million in 2003. This increase was due to a combination of factors including increased payroll costs attributable to the November 2004 opening of the new 502-room hotel tower, costs associated with the use of temporary help during a five-week union strike and higher employee benefit costs arising from a new labor contract that was ratified in the 2004 fourth quarter.

General and administrative expense increased $3.5 million or 14% from $25.3 million in 2003. The increase was due to a combination of factors including increases in payroll costs for added security personnel, asset disposal costs and professional fees, including those related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Utilities expense was $11.5 million in 2004, up $2.5 million or 28% from 2003. As noted above, the increase was attributable to increased energy consumption brought on by the expansion and a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable electrical rates. Repairs and maintenance expense increased $2.0 million or 15% during 2004 compared to 2003. The increase was attributable to building repair and maintenance activities that were routine in nature in anticipation of the opening of the expansion.

Construction accident related expense was $6.2 million in 2004. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

Construction accident insurance recoveries were $12.2 million in 2004. As noted above, these recoveries consist of a business interruption recovery of $3.5 million and recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project of $8.7 million. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. The recoveries from the delay in the opening of the expansion project represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Each recovery was recognized when agreed to by our insurers.

Preopening costs were $2.9 million in 2004. As noted above, these expenses relate to marketing costs incurred to promote the Quarter.

  Tropicana Las Vegas

Casino revenue was $69.7 million in 2004, up slightly from $69.1 million in 2003. Despite the slight increase in casino revenue, casino costs decreased $3.0 million or 7% in 2004 compared to 2003, primarily due to a decrease in complimentaries, player airfare reimbursement and costs associated with special events.

Rooms revenue increased $8.8 million in 2004 compared with 2003 primarily as a result of a 17% increase in the average daily rate and a 4% increase in rooms occupied on a non-complimentary basis. Our average daily rate and our occupancy were higher in 2004 relative to 2003 due to increased tourism to the Las Vegas market. Rooms expense increased $1.6 million or 8% in 2004 versus 2003 due to the increase in rooms revenue.

  Ramada Express Laughlin

Casino revenue increased $3.1 million, up 5% from $67.3 million in 2003. This increase consisted primarily of a $2.9 million increase in slot revenue. The year-over-year growth in casino revenue was consistent with the growth experienced by the Laughlin market and is related in part to the growth of the surrounding markets that feed into Laughlin. Casino costs increased $0.5 million in the 2004 versus 2003 fiscal year primarily as a result of the increase in casino revenue.

  Casino Aztar Evansville

Casino revenue was $118.6 million in 2004, up 3% from $114.6 million in 2003. The increase in casino revenue was due primarily to slot revenue, which increased $3.7 million in the 2004 versus 2003 fiscal year. This increase was primarily due to an increase in the total number of patrons visiting our riverboat, which resulted from increased marketing and promotional efforts. The increase in casino revenue occurred despite a $1.6 million decline in casino revenue during the 2004 fourth quarter. The number of patrons visiting our riverboat was down considerably in December 2004 due to a heavy winter snowstorm. Casino costs of $44.4 million in 2004 were consistent with casino costs of $44.3 million in 2003. Casino costs remained consistent due primarily to a $1.3 million nonrecurring charge recognized during 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply graduated gaming tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming became effective.

  Corporate

Corporate general and administrative expenses increased $2.1 million during 2004, up 15% from $14.5 million in 2003 as a result of increased employee benefit, executive incentive and payroll costs.

  Other Income

Other income was $3.9 million in 2004. Other income consists of $10.5 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery. Also included is $5.0 million of costs incurred to repair areas near or adjacent to the damaged parking garage and $1.6 million of dismantlement and debris removal costs that are probable of not being recovered under insurance.

  Interest Expense

Consolidated interest expense was $37.0 million in 2004 compared to $36.4 million in 2003. The increase was due to a higher level of debt outstanding offset by an increase in capitalized interest relating to the Tropicana Atlantic City expansion. Interest capitalized during 2004 was $12.9 million compared with $8.3 million during 2003.

  Loss On Early Retirement Of Debt

Loss on early retirement of debt was $10.3 million in 2004. The loss, which resulted from the redemption of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $7.6 million and the write-off of unamortized debt issuance costs of $2.7 million.

  Income Taxes

Our effective income tax rate increased in 2004 compared with 2003 primarily as a result of an increase in our Indiana income tax provision. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we estimated that we were obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount is deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income tax expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004. The increase in our effective income tax rate was further augmented by the impact of a tax benefit arising from a settlement with the Internal Revenue Service during 2003 for the years 1994 through 1999. The settlement involved two issues. We settled one of the two issues entirely involving the deductibility of certain complimentaries provided to customers. The other issue, involving the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, was partially settled. We have reserved the right to pursue the unagreed portion of this issue in court and we would receive a refund, if successful. The settlement resulted in a tax benefit of $6.7 million.

Results of Operations -
2003 versus 2002

The decrease in consolidated revenues in 2003 was due primarily to a $31.9 million decrease in casino revenue at the Tropicana Atlantic City offset by a $9.5 million increase in casino revenue at Casino Aztar Evansville. Our 2003 revenues and operating income at the Tropicana Atlantic City were impacted by two events: (1) an accident on the site of the construction of the parking-garage component of the expansion on October 30, 2003 and (2) the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Access to the property was limited during the subsequent days because some of the streets surrounding the property were closed. In addition, the Tropicana's operations were disrupted by the temporary evacuation of 600 hotel rooms and the temporary closure of the parking garages that are part of the existing property. Two streets adjacent to the property remained closed through January 1, 2004, preventing use of the bus terminal and limiting access to the existing parking garages and the porte cochere. For 2003, we included a charge of $0.5 million in construction accident related expense. The charge related primarily to a deductible on liability insurance and professional fees incurred. We reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. We have business interruption insurance policies but no profit recovery was recorded at January 1, 2004. Profit recovery from business interruption insurance will be recorded when the amount of recovery is agreed to by the insurers.

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

  Ramada Express Laughlin

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our CRDA investments, certain assets in other assets, long-term debt and Series B convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At January 1, 2004, the carrying value, including the current portion, of our long-term debt at a fixed rate was $410.2 million and at a variable rate it was $235.4 million. During 2004, our primary activities in long-term debt consisted of (a) redeeming our $235 million 8 7/8% Senior Subordinated Notes and issuing $300 million of new 7 7/8% Senior Subordinated Notes and (b) entering into a new $675 million senior secured credit facility consisting of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million. A portion of the proceeds from the new senior secured credit facility were used to repay the outstanding principal amount on our prior revolving credit facility, our prior term loan and our Tropicana Enterprises Loan. Additional borrowings under the new senior secured credit facility were made to finance our day to day operations and to expedite the completion of the Atlantic City Tropicana expansion project.

The following table provides information at December 30, 2004 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Investments
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

Other assets
   Variable rate
   Average
    interest rate*

Liabilities
 Long-term debt,
  including
  current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate**

Series B
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2005 -- -- -- -- $0.1 10.7% $1.2 -- --	2006 -- -- -- -- -- -- $1.2 -- --	2007 -- -- -- -- -- -- $7.2 -- --	2008 -- -- -- -- -- -- $16.2 -- --	2009 -- -- -- -- -- -- $231.6 -- --	There- after $9.6 3.6% $14.0 $8.3 $475.0 8.3% -- $4.9 8.0%	Total $9.6 $14.0 $8.3 $475.1 $257.4 $4.9	Fair Value $9.6 $14.0 $8.3 $524.6 $257.4 $17.8

* Interest is based upon short term investment rates.

** Interest is based upon, at our option, a one-, two-, three-, or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%. The applicable margin is dependent upon Aztar's ratio of outstanding indebtedness to operating cash flow, as defined.

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

Property and equipment - At December 30, 2004, we have property and equipment of $1.2 billion, representing 82% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have warranted an impairment review and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. However, we have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $56.3 million at December 30, 2004. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $6.9 million at December 30, 2004.

Development Costs - At December 30, 2004, capitalized development costs, included as part of other assets, totaled $18.4 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. However, we have postponed a decision about whether and when we will proceed with this development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7 million at December 30, 2004. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at December 30, 2004.

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana. In 2003, we reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3 million. By September 30, 2004, the contractor had made substantial progress in rebuilding the damaged parking structure. Because the cost of the reconstructed portion of the garage that was fully paid by the contractor exceeded the $3 million asset loss previously incurred, we increased construction in progress for $3 million and relieved the corresponding receivable at September 30, 2004. In addition to the $3 million asset loss that was recognized and subsequently recovered, we recognized $5 million of expense in 2004 for costs incurred to repair areas near or adjacent to the parking garage that were damaged as a result of the accident. This expense was classified as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During 2004, we estimated and recognized $1.6 million of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income. At December 30, 2004, we recorded a receivable of $1.6 million for dismantlement and debris removal activities that are probable of being recovered under insurance and it was part of the construction accident receivables. During 2004, we received $10.5 million of insurance recovery associated with the rebuild, net of direct costs to obtain the recovery. This net recovery was classified as other income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we have elected to follow. SFAS 123(R) is effective for us at the beginning of the fiscal third quarter of 2005. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not decided whether or not to restate prior periods. Based on stock options granted through December 30, 2004, we estimate that, net of the related income tax benefits, we will record an additional cost of approximately $0.5 million for the third quarter of 2005 and $0.5 million for the fourth quarter of 2005.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 30, 2004, and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2004 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to terrorism and the uncertainty of war and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which our existing operations will continue to be adversely affected by the ongoing effects of the accident on October 30, 2003; the extent to which we realize revenue and EBITDA increases as a result of the Tropicana Atlantic City expansion; uncertainties in connection with the renegotiation of our collective bargaining agreements; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with suppliers and other third parties; reliance on key personnel; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, labor negotiations, legislative matters and referenda including the potential legalization of gaming in Maryland and New York and VLTs at the Meadowlands in New Jersey, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including prospective new competition in Pennsylvania; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA (a)(b)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 30, 2004

Operations
 Data (in
 thousands)
Revenues
Depreciation
 and
 amortization
Operating
 income (c)
Other income
Net interest
 income (expense)
Equity in
 unconsolidated
 partnership's
 loss
Loss on early
 retirement of
 debt
Income taxes (d)
Net income

Common Stock
 Data (per
 share)
  Net income per
   common share
  Net income per
   common share
   assuming
   dilution
Cash dividends
 declared
Equity

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets
Long-term debt
Series B
 convertible
 preferred
 stock
Shareholders'
 equity

2004 $ 816,227 (55,128) 110,342 3,907 (36,205) -- (10,372) (39,197) 28,475 $ .79 ..76 -- 16.28 $1,511,640 731,253 4,914 566,291	2003 $ 813,146 (50,906) 125,023 -- (35,639) -- -- (28,454) 60,930 $ 1.72 1.66 -- 15.60 $1,347,773 628,603 5,253 534,574	2002 $ 834,274 (50,499) 136,480 -- (40,189) (458) -- (36,974) 58,859 $ 1.56 1.51 -- 13.92 $1,210,682 524,066 5,601 515,354	2001 $ 849,463 (51,813) 131,408 -- (37,623) (3,702) -- (32,074) 58,009 $ 1.53 1.48 -- 12.38 $1,060,956 458,659 5,959 453,841	2000 $ 848,088 (53,924) 115,475 -- (40,565) (4,215) -- (17,578) 53,117 $ 1.28 1.23 -- 10.92 $1,011,696 463,011 6,400 422,706

SUMMARY OF SELECTED FINANCIAL DATA (a)(b) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 30, 2004

Other Financial
 Data (in
 thousands)
Net cash
 provided by
 (used in)
 operating
 activities
Net cash
 provided by
 (used in)
 investing
 activities
Net cash
 provided by
 (used in)
 financing
 activities
EBITDA(e)

	2004 $ 105,266 (190,567) 67,623 165,470	2003 $ 111,365 (168,973) 75,298 175,929	2002 $ 128,548 (187,269) 19,495 186,979	2001 $ 137,067 (56,020) (37,005) 183,221	2000 $ 123,631 (30,499) (99,232) 169,399

(a)	See NOTES 1., 3., 5., 7., 14., 15. and 16. of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)	The Company uses a 52/53 week fiscal year ending on the Thursday nearest December 31, which included 52 weeks in 2004, 2003, 2002 and 2000. Fiscal year 2001 included 53 weeks.
(c)

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses was $2,673 in 2001 and $2,625 in 2000.

(d)

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with Internal Revenue Service ("IRS") examinations of the income tax returns for the years 1989 through 1996, an issue was resolved that resulted in an income tax benefit of approximately $7,500 in 2000. The issue related to the deductibility of the cost of meals served to certain employees on the Company's premises. The IRS maintained that the Tax Reform Act of 1986 reduced this deduction. We recorded provisions in prior years based on the IRS position; however, we believed that these employee meals were fully deductible. The United States Tax Court decided in favor of the IRS in a case involving Boyd Gaming Corporation ("Boyd Gaming Case"). In 1999, the Boyd Gaming Case was overturned in the United States Court of Appeals. This issue, as it pertained to us, was resolved with the IRS during 2000.

SUMMARY OF SELECTED FINANCIAL DATA (a)(b) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 30, 2004
(e)

EBITDA is net income before income taxes, loss on early retirement of debt, equity in unconsolidated partnership's loss, net interest income (expense), other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, equity in unconsolidated partnership's loss, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is shown below for the five years ended December 30, 2004 (in thousands):

EBITDA Depreciation and amortization Operating income Other income Net interest income(expense) Equity in unconsolidated partnership's loss Loss on early retirement of debt Income taxes Net income	2004 $ 165,470 (55,128) 110,342 3,907 (36,205) -- (10,372) (39,197) $ 28,475	2003 $ 175,929 (50,906) 125,023 -- (35,639) -- -- (28,454) $ 60,930	2002 $ 186,979 (50,499) 136,480 -- (40,189) (458) -- (36,974) $ 58,859	2001 $ 183,221 (51,813) 131,408 -- (37,623) (3,702) -- (32,074) $ 58,009	2000 $ 169,399 (53,924) 115,475 -- (40,565) (4,215) -- (17,578) $ 53,117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Aztar Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 28, 2005

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 30, 2004, January 1, 2004 and January 2, 2003
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2004
  2003
  2002

Deferred income tax
  asset valuation
  allowance:
  2004
  2003
  2002

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2004

  2003

  2002

COLUMN B Balance at Beginning of Year $ 14,098 17,376 20,578 $ 337 1,814 1,968 $ 6,962 6,752 9,492	COLUMN C Additions $ 944(a) 1,526(a) 2,541(a) $ -- -- -- $ 1,044(a) 300(f) 374(a) 262(a)	COLUMN D Deductions $ 1,904(b) 4,804(b) 5,743(b) $ 14(c) 1,477(c) 154(c) $ 36(d) 31(e) 135(d) 29(e) 2,909(d) 93(e)	COLUMN E Balance at End of Year $ 13,138 14,098 17,376 $ 323 337 1,814 $ 8,239 6,962 6,752

(a) (b) (c) (d) (e) (f)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $14, $21 and $154 in 2004, 2003 and 2002, respectively, with a corresponding decrease in income tax expense. The remainder of the reduction in 2003 represented charges of
deferred tax assets against the valuation allowance account.

Reflects reduction due to receipt of carrying value with corresponding decrease in costs and expenses.

Reflects transfer to unamortized discount for CRDA bonds.

Reflects transfer from other assets.

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

4.3

Indenture, dated as of June 2, 2004, between Aztar Corporation and U.S. Bank National Association, as Trustee, relating to the 7 7/8% Senior Subordinated Notes due 2014 of Aztar Corporation, filed as Exhibit 4 to Aztar Corporation's Form 10-Q for the quarter ended July 1, 2004 and incorporated herein by reference.

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

*  Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.2	Aztar Corporation 1989 Stock Option and Incentive Plan, filed as Exhibit 4 to Aztar Corporation's Registration Statement No. 33-32399 and incorporated herein by reference.
	10.3(a)

Agreement and Plan of Merger, dated as of April 17, 1989, among New World Hotels (U.S.A.), Inc., RI Acquiring Corp. and Ramada Inc., as amended and Restated as of October 23, 1989, filed as Exhibit 2.1 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

	10.3(b)

Letter, dated as of October 23, 1989, from Ramada Inc. to New World Hotels (U.S.A.), Inc. regarding certain franchising matters and hotel projects, filed as Exhibit 2.1(b) to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

	10.4

Reorganization Agreement, dated as of April 17, 1989, between Ramada Inc. and Aztar Corporation, as amended and restated as of October 23, 1989, filed as Exhibit 2.2 to Aztar Corporation's Registration Statement No. 33-32009 and incorporated herein by reference.

	10.5

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

*	10.8

Aztar Corporation 1990 Nonemployee Directors Stock Option Plan, as amended and restated effective March 15, 1991, filed as Exhibit A to Aztar Corporation's 1991 definitive Proxy Statement and incorporated herein by reference.

*	10.9(a)

Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 27, 1990 and incorporated herein by reference.

*	10.9(b)

Amendment No. 1 to the Aztar Corporation Nonqualified Retirement Plan for Senior Executives, dated September 5, 1990, as approved by the Board of Directors of Aztar Corporation on February 26, 2003, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended April 3, 2003 and incorporated herein by reference.

*  Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.10

Aztar Corporation Nonqualified Retirement Plan Trust between Aztar Corporation and State Street Bank and Trust Company dated January 3, 2003, filed as Exhibit 10.12 to Aztar Corporation's 2002 Form 10-K and incorporated herein by reference.

*	10.11

Summary of deferred compensation program for designated executives of Ramada, dated November 10, 1983, filed as Exhibit 10(r) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.

*	10.12

Deferred Compensation Agreements entered into by and between Ramada and designated executives (including certain Executive Officers), dated December 1, 1983, 1984 or 1985, filed as Exhibits 10.60(a) through (w) to Aztar Corporation's Registration Statement No. 33-51008 and incorporated herein by reference.

*	10.13	Deferred Compensation Plan for Directors, dated December 1, 1983, filed as Exhibit 10(t) to Ramada Inc.'s 1983 Form 10-K (Commission File Reference Number 1-5440) and incorporated herein by reference.
*	10.14

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

*	10.16	Aztar Corporation 1999 Employee Stock Option and Incentive Plan, filed as Exhibit A to Aztar Corporation's 1999 definitive Proxy Statement and incorporated herein by reference.
*	10.17(a)

Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, amended and restated effective December 5, 2001, filed as Exhibit 10.20 to Aztar Corporation's 2001 Form 10-K and incorporated herein by reference.

*	10.17(b)

Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Initial Grant, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

*	10.17(c)

Form of Stock Option Grant Letter for Aztar Corporation 2000 Nonemployee Directors Stock Option Plan, as Amended and Restated December 5, 2001, Second Grant, filed as Exhibit 10.2 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

*  Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.18

Aztar Corporation Nonqualified Retirement Plan for Selected Senior Executives (SERP) effective January 3, 2003, filed as Exhibit 10.1 to Aztar Corporation's Form 10-Q for the quarter ended April 3, 2003 and incorporated herein by reference.

*	10.19(a)	Aztar Corporation 2004 Employee Stock Option and Incentive Plan, filed as Exhibit B to Aztar Corporation's 2004 definitive Proxy Statement and incorporated herein by reference.
*	10.19(b)

Form of Stock Option Grant Letter for Aztar Corporation 2004 Employee Stock Option and Incentive Plan, filed as Exhibit 10.3 to Aztar Corporation's Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

	10.20

Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders' party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.20 to Aztar Corporation's Registration Statement No. 333-118336 and incorporated herein by reference.

**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP
**	31.1	Certification of CEO.
**	31.2	Certification of CFO.
**	32.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

** Filed herewith