Form 10-Q
period 2005-03-31
AZTAR CORP
filed 2005-05-03
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At April 28, 2005, the registrant had outstanding 34,822,585 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

March 31, 2005 $ 54,333 19,788 5,624 -- 8,325 10,038 -- 11,331 109,439 25,015 1,014,599 216,111 13,277 22 1,244,009 34,224 84,240 $1,496,927 ==========	December 30, 2004 $ 52,908 17,668 4,247 19,457 8,643 10,300 6,000 11,331 130,554 23,602 1,015,140 216,111 7,869 26 1,239,146 34,380 83,958 $1,511,640 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $16,090 and $17,791)

Shareholders' equity:
  Common stock, $.01 par value (34,801,585 and
    34,781,585 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

March 31, 2005 $ 81,168 26,799 10,495 5,658 6,307 953 972 132,352 724,135 16,378 41,361 4,861 533 451,706 328,709 (1,703) (201,405) 577,840 $1,496,927 ==========	December 30, 2004 $ 94,321 29,978 9,029 8,787 -- 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended March 31, 2005 and April 1, 2004
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

  Other income
  Interest income
  Interest expense

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2005

$171,822
25,128
14,981
  11,391
223,322

69,105
10,998
14,125
7,925
25,034
26,340
6,368
6,620
378
8,520
1,938
409
(225)
  16,346
 193,881

29,441

1,573
242
 (13,862)

17,394

  (7,483)

$  9,911
========

$    .28

$    .27

34,788
36,886

  2004

$153,241
20,215
13,512
   9,090
196,058

63,414
9,573
12,988
7,345
18,292
20,928
4,221
6,175
333
7,453
2,041
41
(3,500)
  13,023
 162,327

33,731

--
167
  (8,674)

25,224

 (21,557)

$  3,667
========

$    .10

$    .10

34,322
35,743

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended March 31, 2005 and April 1, 2004
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
Return of insurance deposits
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

2005 $ 9,911 16,901 378 251 150 373 (3,722) 19,457 574 7,511 (5,274) 46,510 243 6,000 (39,409) (2,322) (35,488) 99,500 145 (108,871) -- (194) (177) (9,597) 1,425 52,908 $ 54,333 =========	2004 $ 3,667 13,419 333 158 114 852 (5,828) 5,587 (900) 16,084 333 33,819 1,393 -- (25,322) (9,216) (33,145) 59,000 351 (72,696) (1,858) (206) (272) (15,681) (15,007) 70,586 $ 55,579 =========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended March 31, 2005 and April 1, 2004
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid (refunded)

2005 $ -- $ 11,841 (17,973)	2004 $ 2,050 $ 6,945 629

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended March 31, 2005 and April 1, 2004
(in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 1, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  April 1, 2004

$ 526 3 $ 529 ======	$441,498 2,398 2,231 $446,127 ========	$291,573 3,667 (263) $294,977 ========	$ (1,526) -- $ (1,526) =========	$(197,497) (3,908) $(201,405) =========	$534,574 3,667 -- 3,667 (1,507) 2,231 (263) $538,702 ========
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  December 30, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  March 31, 2005

$ 533 $ 533 ======	$451,404 145 157 $451,706 ========	$319,018 9,911 (220) $328,709 ========	$ (3,259) 1,556 $ (1,703) =========	$(201,405) $(201,405) =========	$566,291 9,911 1,556 11,467 145 157 (220) $577,840 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the first quarter ended 2005 was $12,000 and during the first quarter ended 2004, it was $2,886,000. Capitalized costs related to development projects, included in other assets, were $18,752,000 and $18,350,000 at March 31, 2005 and December 30, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 2004.

Revision in Classification

The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. In the first quarter of 2005, the Company concluded that it was appropriate to classify these costs as a reduction in casino revenue. Previously, these costs were classified primarily as a casino expense. Accordingly, the Company has revised the classification of these costs as a reduction in casino revenue for the three-month period ended March 31, 2005 in its Consolidated Statement of Operations. The Company has also made corresponding adjustments to its Consolidated Statement of Operations for the three-month period ended April 1, 2004 to classify $5,708,000 of these costs, previously classified as an expense as a reduction in casino revenue. This revision in classification had no effect on operating income or net income in the Consolidated Statements of Operations for any period.

Equity Instruments

The fair-value-based method of accounting is used for equity instruments issued to nonemployees for goods or services. The intrinsic-value-based method of accounting is used for stock-based employee compensation plans. The Company has elected to follow Accounting Principles Board Opinion No. 25 entitled "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based employee compensation arrangements.

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the first quarter ended 2005 were 20,000; there were no stock options granted during the first quarter ended 2004.

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma information for the periods ended March 31, 2005 and April 1, 2004 is as follows (in thousands, except per share data):
First Quarter

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined under
  the fair-value-based method of
  accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
    As reported
    Pro forma

2005 $ 9,911 (1,623) $ 8,288 ======== $ .28 $ .23 $ .27 $ .22	2004 $ 3,667 (812) $ 2,855 ======== $ .10 $ .08 $ .10 $ .07

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which the Company has elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of the 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not decided whether or not to restate prior periods. Based on stock options granted through March 31, 2005, the Company estimates that, net of the related income tax benefits, it will record an additional cost of approximately $1,300,000 for fiscal year 2006.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." SFAS 143 requires that the fair value of a liability for an obligation associated with the retirement of a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The offset to the liability is recorded as an adjustment to the asset's carrying amount and subsequently allocated to expense over the asset's useful life. FIN 47 was issued to address the diversity in practice with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement are conditional on a future event. FIN 47 clarifies that an entity is

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the Company's 2005 fiscal year. As a result of FIN 47, the Company has determined that it has an asset retirement obligation where the timing is uncertain but the amount is not material to the Company's consolidated financial position, results of operations or cash flows. The Company has not yet determined if there are any other conditional asset retirement obligations. The Company will adopt FIN 47 in the fourth quarter of 2005.

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $55,592,000 at March 31, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,002,000 at March 31, 2005. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 4.9% at March 31, 2005;
  matures July 22, 2009
Term Loan; floating rate, 4.3% at March 31, 2005;
  matures July 22, 2009
Obligations under capital leases

Less current portion

March 31, 2005 $175,000 300,000 126,000 124,063 25 725,088 (953) $724,135 ========	December 30, 2004 $175,000 300,000 132,800 124,688 57 732,545 (1,292) $731,253 ========

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at March 31, 2005. The actual fixed charge coverage ratio was 2.79 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 4.19 to 1.0 and 1.47 to 1.0, respectively at March 31, 2005.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	March 31, 2005 $ 14,841 2,216 293 17,350 (972) $ 16,378 ========	December 30, 2004 $ 22,215 2,279 293 24,787 (972) $ 23,815 ========

Note 5:  Capital Stock

The Company issued 20,000 and 379,833 shares of its common stock in connection with the exercise of stock options during the periods ended March 31, 2005 and April 1, 2004, respectively. The Company accepted 170,052 shares of its common stock from an employee in lieu of cash due to the Company in connection with the exercise of stock options in the period ended April 1, 2004.

Note 6:  Benefit Plans

The components of benefit plan expense for the periods ended March 31, 2005 and April 1, 2004 are as follows (in thousands):
	Defined Benefit Plans First Quarter		Deferred Compensation Plan First Quarter
	2005	2004	2005	2004
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss Settlement loss (a) Cash surrender value increase net of premium expense	$ 29 214 18 233 2,851 -- $3,345 ======	$ 24 240 29 224 -- -- $ 517 ======	$ 1 88 -- -- -- (88) $ 1 ======	$ 3 96 -- -- -- (85) $ 14 ======
(a)

During the first quarter of 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the period ended March 31, 2005.

Note 7:  Accounting for the Impact of the October 30, 2003 Construction Accident

An accident occurred on the site of the construction of the parking-garage component of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Construction on the expansion project was substantially completed by December 30, 2004. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana", a 200,000-square-foot dining, entertainment and retail center.

During the first quarter of 2005, the Company incurred $409,000 of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

During the first quarter of 2005, the Company recorded $225,000 of insurance recovery due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. This insurance recovery was classified as construction accident insurance recoveries in the Consolidated Statement of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 30, 2004 have been filed with the Company's insurers in the amount of approximately $31,800,000, of which $3,500,000 has been received by the Company. The Company also anticipates filing claims for business interruption for the first quarter of 2005. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $65,600,000, of which approximately $8,900,000 has been received by the Company. Profit recovery from business interruption insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,100,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at March 31, 2005.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the 2005 first quarter, the Company recorded $1,573,000 of insurance recovery associated with the rebuild, net of direct costs to obtain the recovery. This net recovery was classified as other income in the Consolidated Statement of Operations. The insurance recovery amount of $1,800,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at March 31, 2005. A receivable of $1,625,000 was recorded during 2004 for dismantlement and debris removal activities and it was also included in the Consolidated Balance Sheet as part of the construction accident receivables at March 31, 2005. In addition, at March 31, 2005, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $40,000,000.

Note 8:  Income Taxes

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended March 31, 2005 and April 1, 2004, are as follows (in thousands, except per share data):
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

Net income per common share

Net income per common share assuming dilution

2005 $ 9,911 (220) 9,691 97 $ 9,788 ======== 34,788 1,584 514 2,098 36,886 ======== $ .28 ======== $ .27 ========	2004 $ 3,667 (263) 3,404 -- $ 3,404 ======== 34,322 1,421 -- 1,421 35,743 ======== $ .10 ======== $ .10 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 20,000 at March 31, 2005. No stock options were excluded at April 1, 2004.

At April 1, 2004, the assumed conversion of preferred stock to 544,000 equivalent common shares was excluded from the earnings per share computations because their effect would have been antidilutive.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 10:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended March 31, 2005 and April 1, 2004 (in thousands):
First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Income taxes
Net income

	2005 $111,739 42,246 26,483 35,447 7,407 $223,322 ======== $ 21,058 10,977 8,785 11,005 1,887 53,712 (7,925) (16,346) 29,441 1,573 242 (13,862) (7,483) $ 9,911 ========	2004 $ 91,847 40,529 24,233 33,278 6,171 $196,058 ======== $ 23,448 9,234 7,254 10,194 1,331 51,461 (4,707) (13,023) 33,731 -- 167 (8,674) (21,557) $ 3,667 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 11:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,000,000 at March 31, 2005. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both March 31, 2005 and December 30, 2004.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $510,000 at March 31, 2005, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available to the Company. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $16,000,000 at March 31, 2005.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at March 31, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $46,000,000 at March 31, 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Financial Condition

During the 2005 three-month period, the outstanding balance on our revolving credit facility decreased to $126 million from $132.8 million at December 30, 2004, leaving $418.7 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under the revolving credit facility will decrease by $125 million by June 30, 2006 if we do not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the senior secured credit facility provides that an amount equal to the lesser of $125 million or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original term loan facility. At March 31, 2005, the outstanding balance of our term loan facility was $124.1 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at March 31, 2005. The actual fixed charge coverage ratio was 2.79 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 4.19 to 1.00 and 1.47 to 1.0, respectively at March 31, 2005.

During the 2005 first quarter, we received $0.1 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than those pertaining to the Tropicana Atlantic City expansion project discussed below, were primarily of a routine nature.

During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. In connection with the distribution, we recognized a settlement loss of $2.9 million in the 2005 first quarter, which is a component of general and administrative expense in the Consolidated Statement of Operations.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in the Quarter opened in early 2005. During the 2005 first quarter, our purchases of property and equipment on an accrual basis were $8.9 million for this project and on a cash basis we paid an additional $18.1 million for construction work that was accrued at December 30, 2004. No interest was capitalized during the 2005 first quarter for this project.

Insurance claims for business interruption that occurred from the date of the accident through December 30, 2004 have been filed with our insurers in the amount of $31.8 million of which $3.5 million has been received by us. We also anticipate filing claims for business interruption for the first quarter of 2005. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $65.6 million, of which $8.9 million has been received. Profit recovery from business

AZTAR CORPORATION AND SUBSIDIARIES

interruption insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.1 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at March 31, 2005. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During April 2005, we received $1.8 million of insurance recovery associated with the rebuild. The recovery was accrued at March 31, 2005 as part of construction accident receivables and classified as other income offset by $0.2 million of direct costs incurred to obtain the recovery. In addition, at March 31, 2005, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $40 million.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,500 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During the first quarter of 2005, we capitalized $0.4 million for design development costs included in other assets. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55.6 million at March 31, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7.0 million at March 31, 2005.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at March 31, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $46 million at March 31, 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.
First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
  Corporate
    Total consolidated
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Income taxes
Net income

	2005 $ 111.7 42.2 26.5 35.5 7.4 $ 223.3 ======== $ 21.0 11.0 8.7 11.0 1.9 (7.9) 45.7 (16.3) 29.4 1.6 0.2 (13.8) (7.5) $ 9.9 ========	2004 $ 91.9 40.5 24.2 33.3 6.2 $ 196.1 ======== $ 23.5 9.2 7.2 10.2 1.3 (4.7) 46.7 (13.0) 33.7 -- 0.2 (8.7) (21.5) $ 3.7 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES

Quarter Ended March 31, 2005 Compared to Quarter Ended April 1, 2004

The Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs increased significantly during the 2005 first quarter, thus affecting comparability with the 2004 first quarter. All our properties benefited from the timing of New Year's Eve and New Year's Day, which fell in the 2005 fiscal first quarter but did not fall in the 2004 fiscal first quarter.

Other income was $1.6 million in the 2005 first quarter. Other income consists of $1.8 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated interest expense was $13.8 million in the first quarter of 2005 compared with $8.7 million in the first quarter of 2004. The increase in interest expense was due to a decrease in capitalized interest as well as an increase in the average level of debt outstanding. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized during the first quarter was $2.9 million lower in 2005 versus 2004.

Consolidated income taxes were $7.5 million in the first quarter of 2005 compared with $21.5 million in first quarter of 2004. The decrease of $14.0 million was largely due to a decrease in the Indiana income tax provision and to a lesser extent a decrease in income before income taxes. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we estimated that we were obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount was deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income tax expense in the first quarter of 2004.

TROPICANA ATLANTIC CITY

As previously noted, the Tropicana Atlantic City expansion project includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the "Quarter," the projects centerpiece, a 200,000-square-foot dining, entertainment and retail center. As a result of the expansion, Tropicana Atlantic City now has approximately 2,125 hotel rooms, which represents a 30% increase over the property's previous capacity. The Quarter includes approximately 40 outlets consisting of restaurants, entertainment venues and retail stores. Due to its unique nature and the diversity of venues available to customers, the Quarter generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during the 2005 first quarter compared with the 2004 first quarter. Revenues in the 2005 first quarter totaled $111.7 million, up $19.8 million or 22% from the 2004 first quarter. The comparatively higher revenues in the 2005 versus 2004 first quarter also were attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in the 2004 quarter than in the 2005 quarter. The increase in revenues consisted primarily of casino revenue, which increased $14.4 million or 18%, and to a lesser extent rooms revenue, which increased $2.3 million or 55%.

AZTAR CORPORATION AND SUBSIDIARIES

The increase in casino revenue of $14.4 million during the 2005 versus 2004 first quarter consisted of a $9.2 million increase in slot revenue and a $5.2 million increase in games revenue. Casino costs increased $4.7 million or 14% in the 2005 versus 2004 first quarter primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $2.3 million during the 2005 versus 2004 first quarter was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 32% and the average daily rate increased 17% during the 2005 versus 2004 first quarter. Rooms costs increased $1.1 million or 42% in the 2005 versus 2004 first quarter primarily as a result of the increase in rooms revenue.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $6.5 million or 55% in the 2005 first quarter from $11.8 million in the 2004 first quarter. The increase in marketing costs consisted primarily of increases in business promotional expenses, advertising expenses and an increase in entertainment contracts.

General and administrative expenses totaled $8.2 million in the 2005 first quarter, up $1.8 million or 28% from $6.4 million in the 2004 first quarter. The increase is not attributable to any one significant factor but instead due to a combination of several factors including additional security and accounting payroll costs and other costs associated with the opening of the expansion as well as higher legal costs and related professional fees.

Utilities expense was $4.3 million in the 2005 first quarter, up $1.9 million or 79% from $2.4 million in the 2004 first quarter. In addition to the increased energy consumption brought on by the expansion, the increase was also attributable to a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable rates.

Property taxes and insurance costs totaled $6.4 million in the 2005 first quarter, up $1 million or 18% from the 2004 first quarter. The increase is due primarily to higher costs associated with the opening of the expansion.

Construction accident insurance recoveries were $3.3 million lower in the first quarter of 2005 compared with the first quarter of 2004 because of a $3.5 million business interruption insurance recovery related to the fourth quarter of 2003 recorded in the first quarter of 2004. Business interruption insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $10.6 million in the 2005 first quarter, up $2.7 million or 34% from $7.9 million in the 2004 first quarter. The increase is primarily due to the expansion.

TROPICANA LAS VEGAS

Rooms revenue increased $2.2 million in the first quarter of 2005, up 17% from $13.2 million in the first quarter of 2004. The increase was attributable to an 18% increase in the average daily rate. The increase in the average daily rate is due primarily to increased tourism to the Las Vegas market.

RAMADA EXPRESS LAUGHLIN

Casino revenue increased $1.9 million in the first quarter of 2005, up 10% from $18.4 million in the first quarter of 2004. This increase consisted of a $1.8 million increase in slot revenue. The increase was due primarily to the timing of New Year's Eve and New Year's Day, which fell in the 2005 fiscal first quarter but did not fall in the 2004 fiscal first quarter. Casino costs increased slightly by $0.2 million in the 2005 versus 2004 first quarter primarily as a result of the increase in casino revenue.

AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR CARUTHERSVILLE

Casino revenue increased $1.2 million in the first quarter of 2005, up 20% from $5.9 million in the first quarter of 2004. This increase consisted of a $1.1 million increase in slot revenue that was due primarily to an increase in the number of patrons visiting our riverboat. Casino costs increased by $0.4 million in the 2005 versus 2004 first quarter primarily as a result of the increase in casino revenue.

CORPORATE

Corporate general and administrative expenses increased $3.2 million during the first quarter of 2005, up 71% from $4.5 million in the first quarter of 2004. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter.

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

Property and equipment - At March 31, 2005, we have property and equipment of $1.2 billion, representing 83% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgements about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be

AZTAR CORPORATION AND SUBSIDIARIES

recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. However, we have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55.6 million at March 31, 2005. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $7.0 million at March 31, 2005.

Development Costs - At March 31, 2005, capitalized development costs, included as part of other assets, totaled $18.8 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. However, we have postponed a decision about whether and when we will proceed with this development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7 million at March 31, 2005. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at March 31, 2005.

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

During April 2005, we received $1.8 million of insurance recovery for rebuild activities, which was included in construction accident receivables at March 31, 2005. The recovery was recognized as other income and was offset by $0.2 million of direct costs to obtain the recovery.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we have elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for

AZTAR CORPORATION AND SUBSIDIARIES

us at the beginning of our 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not decided whether or not to restate prior periods. Based on stock options granted through March 31, 2005, we estimate that, net of the related income tax benefits, we will record an additional cost of $1.3 million for fiscal year 2006.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." SFAS 143 requires that the fair value of a liability for an obligation associated with the retirement of a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The offset to the liability is recorded as an adjustment to the asset's carrying amount and subsequently allocated to expense over the asset's useful life. FIN 47 was issued to address the diversity in practice with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement are conditional on a future event. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of our 2005 fiscal year. As a result of FIN 47, we have determined that we have an asset retirement obligation where the timing is uncertain but the amount is not material to our consolidated financial position, results of operations or cash flows. We have not yet determined if there are any other conditional asset retirement obligations. We will adopt FIN 47 in the fourth quarter of 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 30, 2004, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2004 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following activities, among others: operation and expansion of existing properties, in particular the Atlantic City Tropicana, including future performance; development of the Las Vegas Tropicana and financing and/or concluding an arrangement with a partner for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and use of derivatives. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2004 see "Note 3: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, all defendants have filed motions for summary judgment, which are fully briefed. No argument has been scheduled.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Zurich American Insurance Company. Zurich has informed the Company that it will seek leave to amend its complaint to assert additional claims in which Zurich will contest its obligation to pay all or portions of the Company's "delay," "physical damage," and "extending general conditions" claims. The Company disagrees with Zurich's positions and intends to contest the action vigorously.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company filed an action against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. Lexington Insurance Company paid its applicable policy limits and has been dismissed from the action. The Company recently added AXIS (Bermuda) Limited as an additional defendant. Discovery has begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company was named as a defendant to an action brought by Aaron Dolgin. The parties briefed the issue of whether this matter should be

AZTAR CORPORATION AND SUBSIDIARIES

certified as a class action. In an order dated February 28, 2005, the Court denied the plaintiff's motion to certify this matter as a class action. As a result, only the plaintiff's individual claims based on the single $1 telephone surcharge he paid to the Tropicana Resort and Casino in Las Vegas, Nevada are still pending. The possibility remains that the plaintiff may appeal the denial of class certification. The Company is vigorously defending this litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the first quarter ended March 31, 2005 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 December 31, 2004 to January 27, 2005	--	--	--	794,224*
Month #2 January 28, 2005 to March 3, 2005	--	--	--	794,224*
Month #3 March 4, 2005 to March 31, 2005	--	--	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

Item 6. Exhibits
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
Date: May 2, 2005	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.