Form 10-Q
period 2005-06-30
AZTAR CORP
filed 2005-08-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
At July 28, 2005, the registrant had outstanding 35,612,785 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

June 30, 2005 $ 57,585 19,711 3,639 -- 8,850 11,995 -- 11,331 113,111 25,895 1,009,542 216,111 21,011 18 1,246,682 34,066 84,244 $1,503,998 ==========	December 30, 2004 $ 52,908 17,668 4,247 19,457 8,643 10,300 6,000 11,331 130,554 23,602 1,015,140 216,111 7,869 26 1,239,146 34,380 83,958 $1,511,640 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $16,065 and $17,791)

Shareholders' equity:
  Common stock, $.01 par value (35,612,785 and
    34,781,585 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

June 30, 2005 $ 80,736 26,898 7,921 4,163 2,804 990 1,079 124,591 713,133 16,386 41,723 4,796 544 471,266 343,913 (1,703) (210,651) 603,369 $1,503,998 ==========	December 30, 2004 $ 94,321 29,978 9,029 8,787 -- 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended June 30, 2005 and July 1, 2004
(in thousands, except per share data)
Second Quarter	Six Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance
    recoveries
  Depreciation and amortization

Operating income

  Other income
  Interest income
  Interest expense
  Loss on early retirement of debt

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2005

$172,833
28,098
15,107
  12,271
228,309

68,414
12,696
14,417
8,174
24,103
22,879
5,947
6,746
329
7,773
2,085
860

(301)
  16,681
 190,803

37,506

2,855
294
(14,206)
      --

26,449

 (10,996)

$ 15,453
========

$    .43

$    .41

35,141

36,980

  2004

$151,097
23,249
14,267
  10,041
198,654

63,206
11,044
13,934
7,597
18,203
20,397
4,584
6,460
160
7,577
2,207
1,574

(5,000)
  13,212
 165,155

33,499

--
212
(8,735)
  (8,621)

16,355

  (7,008)

$  9,347
========

$    .26

$    .25

34,556

36,534

  2005

$344,655
53,226
30,088
  23,662
451,631

137,519
23,694
28,542
16,099
49,137
49,219
12,315
13,366
707
16,293
4,023
1,269

(526)
  33,027
 384,684

66,947

4,428
536
(28,068)
      --

43,843

 (18,479)

$ 25,364
========

$    .71

$    .68

34,965

36,929

  2004

$304,338
43,464
27,779
  19,131
394,712

126,620
20,617
26,922
14,942
36,495
41,325
8,805
12,635
493
15,030
4,248
1,615

(8,500)
  26,235
 327,482

67,230

--
379
(17,409)
  (8,621)

41,579

 (28,565)

$ 13,014
========

$    .36

$    .35

34,439

35,871

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended June 30, 2005 and July 1, 2004
(in thousands)
Six Months

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision for losses on accounts receivable
    Loss on early retirement of debt
    Loss on reinvestment obligation
    Rent expense
    Deferred income taxes
    Proceeds from insurance
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2005

$  25,364

34,140
707
--
557
233
735
(4,217)

(1,832)
19,457

(1,914)

6,154
   (5,232)

   74,152

422
6,000
4,217
(55,275)
   (6,684)

  (51,320)

228,900
7,797
(248,452)
--
(11)
--
(5,799)
(194)
     (396)

  (18,155)

4,677
   52,908

$  57,585
=========

   2004

$  13,014

27,013
493
8,621
347
229
1,595
--

(2,923)
5,587

(1,792)

16,546
      626

   69,356

1,851
--
--
(64,611)
  (16,434)

  (79,194)

447,200
1,941
(445,220)
(6,354)
(11)
(5,700)
(1,858)
(206)
     (526)

  (10,734)

(20,572)
   70,586

$  50,014
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended June 30, 2005 and July 1, 2004
(in thousands)
Six Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Contract payable incurred for property and equipment

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid (refunded)

2005 $ 3,447 348 $ 28,063 (11,846)	2004 $ 2,050 -- $ 17,558 8,410

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended June 30, 2005 and July 1, 2004
(in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 1, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  July 1, 2004

$ 526 5 $ 531 ======	$441,498 3,986 2,876 $448,360 ========	$291,573 13,014 (531) $304,056 ========	$ (1,526) -- $ (1,526) =========	$(197,497) (3,908) $(201,405) =========	$534,574 13,014 -- 13,014 83 2,876 (531) $550,016 ========
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  December 30, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  June 30, 2005

$ 533 11 $ 544 ======	$451,404 11,695 8,167 $471,266 ========	$319,018 25,364 (469) $343,913 ========	$ (3,259) 1,556 $ (1,703) =========	$(201,405) (9,246) $(210,651) =========	$566,291 25,364 1,556 26,920 2,460 8,167 (469) $603,369 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the second quarter and six months ended 2005 was $16,000 and $28,000, respectively; it was $3,428,000 and $6,314,000 during the second quarter and six months ended 2004. Capitalized costs related to development projects, included in other assets, were $20,367,000 and $18,350,000 at June 30, 2005 and December 30, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 2004.

Revision in Classification

The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. In the first quarter of 2005, the Company concluded that it was appropriate to classify these costs as a reduction in casino revenue. Previously, these costs were classified primarily as a casino expense. Accordingly, the Company has revised the classification of these costs as a reduction in casino revenue for the second quarter and six months ended June 30, 2005 in its Consolidated Statement of Operations. The Company has also made corresponding adjustments to its Consolidated Statement of Operations for the second quarter and six months ended July 1, 2004 to classify $7,605,000 and $13,313,000, respectively of these costs, previously classified as an expense as a reduction in casino revenue. This revision in classification had no effect on operating income or net income in the Consolidated Statements of Operations for any period.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the second quarter and six months ended 2005 were 526,500 and 546,500, respectively; there were 525,000 granted during the second quarter and six months ended 2004.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

During the 2002 fiscal year, the Company began including a "retirement eligible" clause in its stock option grants, whereby stock options granted to employees who have reached the age of sixty and who have provided ten years of service, automatically vest on the employee's retirement date. For purposes of the SFAS 123 pro forma disclosures, the Company has historically amortized the fair value of the options to expense over the options' vesting period, a methodology referred to as the nominal vesting approach. Under the nominal vesting approach, if a retirement eligible employee elects retirement before the end of the options' vesting period, the Company recognizes an expense on the retirement date for the remaining unamortized compensation cost.

At the beginning of the 2006 fiscal year, the Company will adopt the non-substantive vesting approach for new options granted after December 29, 2005. Under the non-substantive approach, the fair value of the options granted to retirement eligible employees is expensed immediately at the date of grant. For those employees who become retirement eligible during the vesting period, the expense is amortized over the period from the grant date to the date of retirement eligibility. The Company will continue to use the nominal vesting approach after the beginning of the 2006 fiscal year for all options granted prior to the beginning of the 2006 fiscal year. The computations of pro forma net income under SFAS 123 using both the nominal vesting approach and the non-substantive vesting approach are presented below.

The pro forma information for the periods ended June 30, 2005 and July 1, 2004 using the nominal vesting approach is as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2005 $ 15,453 (711) $ 14,742 ======== $ .43 $ .41 $ .41 $ .39	2004 $ 9,347 (896) $ 8,451 ======== $ .26 $ .24 $ .25 $ .23	2005 $ 25,364 (2,334) $ 23,030 ======== $ .71 $ .65 $ .68 $ .61	2004 $ 13,014 (1,708) $ 11,306 ======== $ .36 $ .31 $ .35 $ .30

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The pro forma information for the periods ended June 30, 2005 and July 1, 2004 assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income, as reported
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2005 $ 15,453 (1,711) $ 13,742 ======== $ .43 $ .38 $ .41 $ .37	2004 $ 9,347 (2,183) $ 7,164 ======== $ .26 $ .20 $ .25 $ .19	2005 $ 25,364 (2,359) $ 23,005 ======== $ .71 $ .64 $ .68 $ .61	2004 $ 13,014 (2,863) $ 10,151 ======== $ .36 $ .28 $ .35 $ .27

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which the Company has elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of the 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not decided whether or not to restate prior periods. Based on stock options granted through June 30, 2005, the Company estimates that, net of the related income tax benefits, it will record an additional cost of approximately $2,500,000 for fiscal year 2006.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." SFAS 143 requires that the fair value of a liability for an obligation associated with the retirement of a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The offset to the liability is recorded as an adjustment to the asset's carrying amount and subsequently allocated to expense over the asset's useful life. FIN 47 was issued to address the diversity in practice with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

settlement are conditional on a future event. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of the Company's 2005 fiscal year. As a result of FIN 47, the Company has determined that it has asset retirement obligations where the timing is uncertain but the amount is not material to the Company's consolidated financial position, results of operations or cash flows. The Company will adopt FIN 47 in the fourth quarter of 2005.

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $55,266,000 at June 30, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6,616,000 at June 30, 2005. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 5.4% at June 30, 2005;
  matures July 22, 2009
Term Loan; floating rate, 5.7% at June 30, 2005;
  matures July 22, 2009
Contract payable; 7.2%; matures 2014
Obligations under capital leases

Less current portion

June 30, 2005 $175,000 300,000 115,000 123,750 348 25 714,123 (990) $713,133 ========	December 30, 2004 $175,000 300,000 132,800 124,688 -- 57 732,545 (1,292) $731,253 ========

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

June 30, 2005. The actual fixed charge coverage ratio was 2.56 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.88 to 1.0 and 1.33 to 1.0, respectively, at June 30, 2005.

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	June 30, 2005 $ 15,031 2,152 282 17,465 (1,079) $ 16,386 ========	December 30, 2004 $ 22,215 2,279 293 24,787 (972) $ 23,815 ========

Note 5:  Capital Stock

The Company issued 1,140,167 and 511,000 shares of its common stock in connection with the exercise of stock options during the periods ended June 30, 2005 and July 1, 2004, respectively. The Company accepted 308,967 and 170,052 shares of its common stock from an employee in lieu of cash due to the Company in connection with the exercise of stock options in the periods ended June 30, 2005 and July 1, 2004, respectively.

During the second quarter of 2005, the Company modified the terms of an employee's stock options to provide for accelerated vesting. Options to purchase 13,333 shares of the Company's common stock at an exercise price of $15.71 that were to vest in May 2006 were accelerated to vest in June 2005. In addition, options to purchase 26,666 shares of the Company's common stock at an exercise price of $24.39, of which 13,333 options were to vest in May 2006 and 13,333 options were to vest in May 2007, were accelerated to vest in June 2005. In connection with the acceleration of these options' vesting periods, the Company recorded approximately $462,000 of compensation expense.

Note 6:  Benefit Plans

The components of benefit plan expense for the periods ended June 30, 2005 and July 1, 2004 are as follows (in thousands):
	Defined Benefit Plans Second Quarter		Defined Benefit Plans Six Months
	2005	2004	2005	2004
Service cost Interest cost Amortization of prior service cost Settlement loss (a) Recognized net actuarial loss	$ 54 128 19 -- 101 $ 302 ======	$ 23 242 28 -- 224 $ 517 ======	$ 83 342 37 2,851 334 $3,647 ======	$ 47 482 57 -- 448 $1,034 ======

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
	Deferred Compensation Plan Second Quarter		Deferred Compensation Plan Six Months
	2005	2004	2005	2004
Service cost Interest cost Cash surrender value increase net of premium expense	$ 1 88 (88) $ 1 ======	$ 2 96 (85) $ 13 ======	$ 2 176 (176) $ 2 ======	$ 5 192 (170) $ 27 ======
______________________
(a)

During the first quarter of 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the period ended June 30, 2005.

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

During the second quarter and six months ended 2005, the Company incurred $860,000 and $1,269,000, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

During the second quarter and six months ended 2005, the Company recorded $301,000 and $526,000, respectively, of insurance recoveries due to the delay of the opening of the expansion, which represents a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries were classified as construction accident insurance recoveries in the Consolidated Statement of Operations. Insurance claims for business interruption that occurred from the date of the accident through March 31, 2005 have been filed with the Company's insurers in the amount of approximately $38,500,000, of which $3,500,000 has been received by the Company. The Company also anticipates filing claims for business interruption for the second quarter of 2005. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $65,400,000, of which approximately $8,900,000 has been received by the Company and $301,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at June 30, 2005. Profit recovery from insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at June 30, 2005.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the second quarter and six months ended 2005, the Company recorded $2,855,000 and $4,428,000, respectively, of insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries. These net recoveries were classified as other income in the Consolidated Statement of Operations. A rebuild insurance recovery amount of $713,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at June 30, 2005. A receivable of $1,625,000 was recorded during 2004 for dismantlement and debris removal activities, of which $1,025,000 was also included in the Consolidated Balance Sheet as part of the construction accident receivables at June 30, 2005. In addition, at June 30, 2005, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $39,000,000.

Note 8:  Loss on Early Retirement of Debt

On June 2, 2004, the Company redeemed $192,320,000 of 8 7/8% Senior Subordinated Notes due 2007. The Company expensed the redemption premium of $6,354,000 and the unamortized debt issuance costs of $2,267,000 for a total of $8,621,000.

Note 9:  Income Taxes

The Company received proposed assessments from the Indiana Department of Revenue ("IDR") in connection with the examination of the Company's Indiana income tax returns for the years 1996 through 2002. The assessments were based on the IDR's position that the Company's gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. The Company filed a petition in Indiana Tax Court for the 1996 and 1997 tax years and oral arguments were heard in April 2001. The Company filed a formal protest for the years 1998 through 2002. In April 2004, the Indiana Tax Court ruled against the Company. The Company asked the Indiana Supreme Court to review the ruling. The Company's request was denied. As a result, the Company estimated that it was obligated to pay approximately $17,300,000 to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. These assessments were paid by the Company by December 30, 2004. This amount was deductible for federal income tax purposes, resulting in a net effect of approximately $11,300,000, which was recorded as an increase to income tax expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

In June 2005, the Internal Revenue Service completed its examination of the Company's income tax return for the year 2003. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. (the "Restructuring"). Management believes that adequate provision for income taxes and interest has been made in the financial statements.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended June 30, 2005 and July 1, 2004, are as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income

Less: preferred stock dividend
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2005 $ 15,453 (249) 15,204 96 $ 15,300 ======== 35,141 1,332 507 1,839 36,980 ======== $ .43 ======== $ .41 ========	2004 $ 9,347 (267) 9,080 101 $ 9,181 ======== 34,556 1,443 535 1,978 36,534 ======== $ .26 ======== $ .25 ========	2005 $ 25,364 (469) 24,895 192 $ 25,087 ======== 34,965 1,457 507 1,964 36,929 ======== $ .71 ======== $ .68 ========	2004 $ 13,014 (531) 12,483 -- $ 12,483 ======== 34,439 1,432 -- 1,432 35,871 ======== $ .36 ======== $ .35 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 20,000 at June 30, 2005. No stock options were excluded at July 1, 2004.

At July 1, 2004, the assumed conversion of preferred stock to 535,000 equivalent common shares was excluded from the six months ended 2004 earnings per share computations because their effect would have been antidilutive.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 11:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended June 30, 2005 and July 1, 2004 (in thousands):
Second Quarter		Six Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

2005 $122,705 41,793 23,420 33,481 6,910 $228,309 ======== $ 30,926 10,695 6,022 10,274 1,466 59,383 (5,196) (16,681) 37,506 2,855 294 (14,206) -- (10,996) $ 15,453 ========	2004 $ 96,356 42,131 22,834 32,067 5,266 $198,654 ======== $ 24,367 10,125 5,971 9,564 901 50,928 (4,217) (13,212) 33,499 -- 212 (8,735) (8,621) (7,008) $ 9,347 ========	2005 $234,444 84,039 49,903 68,928 14,317 $451,631 ======== $ 51,984 21,672 14,807 21,279 3,353 113,095 (13,121) (33,027) 66,947 4,428 536 (28,068) -- (18,479) $ 25,364 ========	2004 $188,203 82,660 47,067 65,345 11,437 $394,712 ======== $ 47,815 19,359 13,225 19,758 2,232 102,389 (8,924) (26,235) 67,230 -- 379 (17,409) (8,621) (28,565) $ 13,014 ========
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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Note 12:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,000,000 at June 30, 2005. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both June 30, 2005 and December 30, 2004.

The Casino Reinvestment Development Authority ("CRDA") has issued bonds that are being serviced by its parking fee revenue. A series of these bonds is collateralized by a portion, $572,000 at June 30, 2005, of the Company's CRDA deposits. The portion that serves as collateral is a varying percentage of a portion of CRDA deposits that satisfy the Company's investment obligation based upon its New Jersey casino revenue. In the event that the CRDA's parking fees are insufficient to service its bonds, these deposits can be used for that purpose. To the extent the Company's CRDA deposits are used to service these bonds, the Company would receive credit against future investment obligations. The Company's CRDA deposits serve as collateral for a one-year period, after which they become available to the Company. This arrangement continues through 2013. The Company received a fee for this arrangement that is being amortized on a straight-line basis through 2013. The Company's estimate of the maximum potential deposits that could be used to service CRDA bonds is $16,000,000 at June 30, 2005.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

control of the Company. Based upon salary levels and stock options at June 30, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $47,000,000 at June 30, 2005.

Item 2. Management's Discussion and Analysis

Financial Condition

During the first half of 2005, the outstanding balance on our revolving credit facility decreased to $115 million from $132.8 million at December 30, 2004, leaving $429.4 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under the revolving credit facility will decrease by $125 million by June 30, 2006 if we do not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the senior secured credit facility provides that an amount equal to the lesser of $125 million or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original term loan facility. At June 30, 2005, the outstanding balance of our term loan facility was $123.8 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at June 30, 2005. The actual fixed charge coverage ratio was 2.56 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.88 to 1.00 and 1.33 to 1.0, respectively at June 30, 2005.

During the first six months of 2005, we received $7.8 million in cash in connection with stock option exercises. We accepted 119,649 shares of our common stock in the second quarter of 2005 in lieu of cash due to the company in connection with the exercise of stock options. We also accepted an additional 189,318 shares in satisfaction of $5.8 million of tax obligations paid by the company during the 2005 second quarter, which were associated with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in the Quarter opened in early 2005. During the first half of 2005, our purchases of property and equipment on an accrual basis were $13.3 million for this project and on a cash basis they were $29.5 million. No interest was capitalized during the first half of 2005 for this project.

AZTAR CORPORATION AND SUBSIDIARIES

Insurance claims for business interruption that occurred from the date of the accident through March 31, 2005 have been filed with our insurers in the amount of $38.5 million of which $3.5 million has been received by us. We also anticipate filing claims for business interruption for the second quarter of 2005. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $65.4 million, of which $8.9 million has been received and $0.3 million was included in construction accident receivables at June 30, 2005. Profit recovery from insurance is recorded when the amount of the recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at June 30, 2005. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the first half of 2005, we recorded $4.9 million of insurance recovery associated with the rebuild of which $0.7 million was included in construction accident receivables at June 30, 2005. The recovery was recognized as other income and was offset by $0.5 million of direct costs to obtain the recovery. In addition, at June 30, 2005, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $39 million.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,725 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During the first half of 2005, we capitalized $1.1 million for design development costs included in other assets. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55.3 million at June 30, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6.6 million at June 30, 2005.

In December 2002, we amended our riverboat landing lease with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make with certain limitations. In July 2005, we exercised the first of three five-year renewal options to extend the lease term through November 30, 2010. We also modified the lease to add four additional five-year renewal options that give us the ability to continue the lease through November 30, 2040. In consideration for doing so, we agreed to make a $15 million prepayment of the rent payable during the first renewal period to the City in December 2005. Under the terms of the lease renewal, the City will provide us with $1 of credit against our rent for each $2.50 of development capital expenditures up to $25 million that we make. Phase one of our plans for future development in Evansville include a 100-room boutique hotel and a multi-venue entertainment complex adjacent to a riverfront park. Our capital expenditures for phase one of the project are expected to be approximately $30 million.

AZTAR CORPORATION AND SUBSIDIARIES

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at June 30, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $47 million at June 30, 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our segment information for revenues and EBITDA. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.

	Second Quarter		Six Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
   Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

	2005 $ 122.7 41.8 23.4 33.5 6.9 $ 228.3 ======== $ 30.9 10.7 6.0 10.3 1.5 59.4 (5.2) (16.7) 37.5 2.9 0.3 (14.2) -- (11.0) $ 15.5 ========	2004 $ 96.4 42.1 22.8 32.1 5.3 $ 198.7 ======== $ 24.3 10.1 6.0 9.6 0.9 50.9 (4.2) (13.2) 33.5 -- 0.2 (8.8) (8.6) (7.0) $ 9.3 ========	2005 $ 234.5 84.0 49.9 68.9 14.3 $ 451.6 ======== $ 52.0 21.7 14.8 21.3 3.3 113.1 (13.2) (33.0) 66.9 4.4 0.5 (28.0) -- (18.4) $ 25.4 ========	2004 $ 188.2 82.7 47.1 65.3 11.4 $ 394.7 ======== $ 47.8 19.4 13.2 19.7 2.2 102.3 (8.9) (26.2) 67.2 -- 0.4 (17.4) (8.6) (28.6) $ 13.0 ========
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

AZTAR CORPORATION AND SUBSIDIARIES

Six Months Ended June 30, 2005 Compared to Six Months Ended July 1, 2004

The Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs increased significantly during the first half of 2005, thus affecting comparability with the first half of 2004. All our properties benefited from the timing of New Year's Eve and New Year's Day, which fell in the 2005 fiscal first quarter but did not fall in the 2004 fiscal first quarter.

Consolidated general and administrative expenses were $49.2 million during the first six months of 2005, up $7.9 million from $41.3 million during the first six months of 2004. The increase was largely due to corporate, where general and administrative expenses increased $4.7 million during the 2005 versus 2004 six-month period. The increase at corporate consisted of a settlement loss of $2.9 million related to a lump sum cash payment made to a defined benefit plan participant and employee termination expenses totaling $1.5 million.

Other income was $4.4 million in the first half of 2005. Other income consists of $4.9 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated interest expense was $28.0 million in the first half of 2005 compared with $17.4 million in the first half of 2004. The increase in interest expense was due to a decrease in capitalized interest as well as an increase in the average level of debt outstanding. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized was $6.3 million lower in the 2005 versus 2004 six-month period.

Loss on early retirement of debt was $8.6 million in the first half of 2004. The loss, which resulted from the June 2, 2004 redemption of $192.3 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $6.3 million and the write-off of unamortized debt issuance costs of $2.3 million.

Consolidated income taxes were $18.4 million in the first half of 2005 compared with $28.6 million in the first half of 2004. The decrease of $10.2 million was largely due to a decrease in the Indiana income tax provision, partially offset by an increase in income before income taxes. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we estimated that we were obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount was deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income tax expense in the first quarter of 2004.

TROPICANA ATLANTIC CITY

As previously noted, the Tropicana Atlantic City expansion project includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the Quarter, the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. As a result of the expansion, Tropicana Atlantic City now has approximately 2,125 hotel rooms, which represents a 30% increase over the property's previous capacity. The Quarter includes approximately 40 outlets consisting of restaurants, entertainment venues and retail stores. Due to its unique nature and the diversity of venues available to customers, the Quarter

AZTAR CORPORATION AND SUBSIDIARIES

generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during the first half of 2005 compared with the first half of 2004. Revenues in the first half of 2005 totaled $234.5 million, up $46.3 million or 25% from the first half of 2004. The comparatively higher revenues in the 2005 versus 2004 six-month period also were attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in the 2004 versus 2005 six-month period. The increase in revenues consisted primarily of casino revenue, which increased $34.9 million or 21%, and to a lesser extent rooms revenue, which increased $5.2 million or 47%.

The increase in casino revenue of $34.9 million during the 2005 versus 2004 six-month period consisted of a $19.7 million increase in slot revenue and a $15.2 million increase in games revenue. Casino costs increased $9.6 million or 14% in the 2005 versus 2004 six-month period primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $5.2 million during the 2005 versus 2004 six-month period was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 31% and the average daily rate increased 12% during the 2005 versus 2004 six-month period. Rooms costs increased $2.4 million or 37% in the 2005 versus 2004 six-month period primarily as a result of the increase in rooms revenue.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $12.4 million or 53% in the first half of 2005 from $23.5 million the first half of 2004. The increase in marketing costs consisted primarily of increases in business promotional expenses, entertainment contracts, payroll costs and advertising expenses.

Utilities expense was $8.0 million in the first six months of 2005, up $3.2 million or 67% from $4.8 million in the first six months of 2004. In addition to the increased energy consumption brought on by the expansion, the increase was also attributable to a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable rates.

Construction accident insurance recoveries were $8.0 million lower in the 2005 versus 2004 six-month period. The 2004 recoveries consisted of a business interruption recovery of $3.5 million and a recovery due to the delay in the opening of the Atlantic City Tropicana expansion project of $5.0 million. The business interruption recovery in 2004 reflected a profit recovery applicable to the fourth quarter of 2003. The recovery in 2004 from the delay in the opening of the expansion project represented a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These type of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $21.6 million during the first half of 2005, up $5.7 million or 36% from $15.9 million in the first half of 2004. The increase was primarily due to the expansion.

TROPICANA LAS VEGAS

Rooms revenue increased $3.9 million in the first half of 2005, up 15% from $26.4 million in the first half of 2004. The increase was primarily attributable to a 14% increase in the average daily rate. The increase in the average daily rate is due primarily to increased tourism to the Las Vegas market.

AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR CARUTHERSVILLE

Casino revenue increased $2.9 million in the first half of 2005, up 26% from $11.0 million in the first half of 2004. This increase consisted of a $2.6 million increase in slot revenue that was due primarily to an increase in the number of patrons visiting our riverboat. Casino costs increased by $0.9 million or 21% in the 2005 versus 2004 first half primarily as a result of the increase in casino revenue.

CORPORATE

Corporate general and administrative expenses increased $4.7 million during the first half of 2005 up 55% from $8.5 million in the first half of 2004. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. During the 2005 second quarter, we recognized employee termination expenses of $1.5 million consisting of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options.

Quarter Ended June 30, 2005 Compared to Quarter Ended July 1, 2004

As previously indicated, the Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs were significantly higher during the 2005 second quarter as compared with the 2004 second quarter.

Consolidated general and administrative expenses were $22.9 million in the 2005 second quarter, up $2.5 million from $20.4 million in the 2004 second quarter. The increase was due primarily to employee termination expenses at corporate, which totaled $1.5 million in the 2005 second quarter.

Other income was $2.9 million in the 2005 second quarter. Other income consists of $3.1 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated interest expense was $14.2 million in the second quarter of 2005 compared with $8.8 million in the second quarter of 2004. The increase in interest expense was due to a decrease in capitalized interest as well as an increase in the average level of debt outstanding. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized during the second quarter was $3.4 million lower in 2005 versus 2004.

Loss on early retirement of debt was $8.6 million in the 2004 second quarter. The loss, which resulted from the June 2, 2004 redemption of $192.3 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $6.3 million and the write-off of unamortized debt issuance costs of $2.3 million.

TROPICANA ATLANTIC CITY

As noted above, the Tropicana Atlantic City expansion opened on a limited basis in late November 2004 and was substantially completed by December 2004. Due to its unique nature and the diversity of venues available to customers, the Quarter generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during the 2005 second quarter compared with the 2004 second quarter. Revenues in the 2005 second quarter totaled $122.7 million, up $26.3 million or 27% from the 2004 second quarter. The comparatively higher revenues in the 2005 versus 2004 second quarter also were

AZTAR CORPORATION AND SUBSIDIARIES

attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in the 2004 quarter than the 2005 quarter. The increase in revenues consisted primarily of casino revenue, which increased $20.6 million or 25%, and to a lesser extent rooms revenue, which increased $2.8 million or 42%.

The increase in casino revenue of $20.6 million during the 2005 versus 2004 second quarter consisted of a $10.5 million increase in slot revenue and a $10.1 million increase in games revenue. Casino costs increased $4.9 million or 14% in the 2005 versus 2004 second quarter primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $2.8 million during the 2005 versus 2004 second quarter was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 31% and the average daily rate increased 8% during the 2005 versus 2004 second quarter. Rooms costs increased $1.3 million or 34% in the 2005 versus 2004 second quarter primarily as a result of the increase in rooms revenue.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $5.9 million or 50% in the 2005 second quarter from $11.8 million in the 2004 second quarter. The increase in marketing costs consisted primarily of increases in entertainment contracts, business promotional expenses and payroll costs.

Utilities expense was $3.7 million in the 2005 second quarter, up $1.3 million or 54% from $2.4 million in the 2004 second quarter. In addition to the increased energy consumption brought on by the expansion, the increase was also attributable to a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable rates.

Construction accident insurance recoveries decreased $4.7 million during the 2005 second quarter from $5.0 million in the 2004 second quarter. During the 2004 second quarter, we received a larger recovery due to the delay in the opening of the Atlantic City Tropicana expansion project. This type of insurance recovery is recorded when it is agreed to by our insurers.

Depreciation expense was $10.9 million in the 2005 second quarter, up 36% from $8.0 million in the 2004 second quarter. The increase was primarily due to the expansion.

TROPICANA LAS VEGAS

Rooms revenue increased $1.7 million in the 2005 second quarter, up 13% from $13.2 million in the 2004 second quarter. The increase was primarily attributable to an 11% increase in the average daily rate. The increase in the average daily rate is due primarily to increased tourism to the Las Vegas market.

CASINO AZTAR CARUTHERSVILLE

Casino revenue increased $1.6 million in the second quarter of 2005, up 32% from $5.0 million in the second quarter of 2004. This increase consisted of a $1.5 million increase in slot revenue that was due primarily to an increase in the number of patrons visiting our riverboat. Casino costs increased by $0.5 million in the 2005 versus 2004 second quarter primarily as a result of the increase in casino revenue.

AZTAR CORPORATION AND SUBSIDIARIES

CORPORATE

Corporate general and administrative expenses increased $1.5 million during the 2005 second quarter, up 38% from $4.0 million in the 2004 second quarter. The increase was due primarily to employee termination expenses of $1.5 million that were recognized in the 2005 second quarter. These expenses consisted of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options.

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

Property and equipment - At June 30, 2005 we have property and equipment of $1.2 billion, representing 83% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on

AZTAR CORPORATION AND SUBSIDIARIES

the north site, a detailed design has substantially been completed. However, we have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55.3 million at June 30, 2005. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $6.6 million at June 30, 2005.

Development Costs - At June 30, 2005, capitalized development costs, included as part of other assets, totaled $20.4 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. However, we have postponed a decision about whether and when we will proceed with this development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

In June 2005, the IRS completed its examination of the Company's income tax return for the year 2003. The only issue in dispute involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada Inc. We believe that adequate provision for income taxes and interest has been made in the financial statements.

During the first quarter of 2004, the IRS completed its examination of the company's income tax returns for the years 2000 through 2002. The only issue in dispute involved the deductibility of a portion of the payments on certain liabilities related to the restructuring of Ramada Inc. During the fourth quarter of 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6.7 million. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2003 years. We have reserved the right to pursue the unagreed portion of this issue in court and we would receive a refund, if successful.

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7 million at June 30, 2005. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at June 30, 2005.

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

During the first half of 2005, we recorded $4.9 million of insurance recovery for rebuild activities of which $0.7 million was included in construction accident receivables at June 30, 2005. The recovery was recognized as other income and was offset by $0.5 million of direct costs to obtain the recovery.

AZTAR CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we have elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for us at the beginning of our 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not decided whether or not to restate prior periods. Based on stock options granted through June 30, 2005, we estimate that, net of the related income tax benefits, we will record an additional cost of $2.5 million for fiscal year 2006.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." SFAS 143 requires that the fair value of a liability for an obligation associated with the retirement of a tangible long-lived asset be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The offset to the liability is recorded as an adjustment to the asset's carrying amount and subsequently allocated to expense over the asset's useful life. FIN 47 was issued to address the diversity in practice with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement are conditional on a future event. FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of our 2005 fiscal year. As a result of FIN 47, we have determined that we have asset retirement obligations where the timing is uncertain but the amount is not material to our consolidated financial position, results of operations or cash flows. We will adopt FIN 47 in the fourth quarter of 2005.

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

We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004 and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005, all defendants have filed motions for summary judgment, which are fully briefed. No argument has been scheduled.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Zurich American Insurance Company. Zurich has filed an amended complaint as it informed the Company that it would do as reported in the Company's Form 10-Q for the quarter ended March 31, 2005, that asserts additional claims in which Zurich contests its obligation to pay all or portions of the Company's "delay," "physical damage," and "extending general conditions" claims. The Company disagrees with Zurich's positions and intends to contest the action vigorously.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company filed an action against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005, Lexington Insurance Company paid its applicable policy limits and has been dismissed from the action. The Company recently added AXIS (Bermuda) Limited as an additional defendant. Discovery has begun.

AZTAR CORPORATION AND SUBSIDIARIES

Shortly after paying its limits of liability to the Company, Lexington Insurance Company filed a subrogation action in the Superior Court of New Jersey, Atlantic County, against Fabi Construction, Inc., Pro Management Group, Inc., and Mitchell Bar Placement, Inc. On June 15, 2005, those subrogation defendants filed a third party complaint against the Company and others, alleging claims against the Company for breach of implied covenant of good faith and fair dealing and comparative fault and seeking contribution or indemnity from the Company for any sums that those entities are held liable to pay to Lexington Insurance Company. The Company disagrees with the allegations in this third party complaint and intends to contest the action vigorously. Discovery has not yet begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company was named as a defendant to an action brought by Aaron Dolgin. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005, the parties briefed the issue of whether this matter should be certified as a class action. In an order dated February 28, 2005, the Court denied the plaintiff's motion to certify this matter as a class action. As a result, only the plaintiff's individual claims based on the single $1 telephone surcharge he paid to the Tropicana Resort and Casino in Las Vegas, Nevada are still pending. The plaintiff has not actively litigated this matter since the denial of the motion for class certification. The Court subsequently placed the case on the Inactive Calendar for dismissal on June 20, 2005 unless the plaintiff filed a motion to set the matter for trial before that date. The plaintiff failed to file a motion to set the matter for trial before the June 20, 2005 deadline. On July 15, 2005, the Court ordered dismissing this case without prejudice due to lack of prosecution. The possibility still remains that the plaintiff may appeal the denial of class certification. The Company is vigorously defending this litigation.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Liberty Mutual Fire Insurance Company. In April 2005, the District Court of New Jersey dismissed this action without prejudice.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County and other lawsuits filed in connection with the October 30, 2003 garage collapse. On July 7, 2005, an additional lawsuit for personal injuries was filed. This lawsuit included some additional defendants. The Company disagrees with the allegations against it and its affiliate and is contesting the liability aspect of them vigorously. Initial mediation was unsuccessful. Subsequent mediation will begin later this year.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the second quarter ended June 30, 2005 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2005 to April 28, 2005	--	--	--	794,224**
Month #2 April 29, 2005 to June 2, 2005	249,959*	$28.81*	--	794,224**
Month #3 June 3, 2005 to June 30, 2005	59,008*	$34.65*	--	794,224**

*

In May and June 2005, the Company accepted 249,959 and 59,008 shares, respectively, of its common stock from an employee in lieu of cash due to the Company in connection with the exercise of stock options. Such shares are stated at cost and held as treasury shares to be used for general corporate purposes.

**

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

AZTAR CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 12, 2005, three items were voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2008 annual meeting of shareholders or until their successors are elected and qualified. The relevant voting information is as follows:

Votes Cast For Withheld
Nominee
	John B. Bohle John A. Spencer	31,461,477 31,502,885	1,229,936 1,188,528

2.

A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year 2005 was adopted. The relevant voting information is as follows:

	For Against Abstain	Votes Cast 32,475,751 134,622 81,040
3.	A shareholder proposal concerning Board declassification. The relevant voting information is as follows:
	For Against Abstain Broker Non-Votes	Votes Cast 18,165,495 9,158,860 229,169 5,137,889

Item 6. Exhibits
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 2, 2005	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.