Form 10-Q
period 2005-09-29
AZTAR CORP
filed 2005-10-31
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2005 OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
At October 27, 2005, the registrant had outstanding 35,744,952 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

September 29, 2005 $ 54,061 21,078 2,274 -- 7,406 13,185 -- 11,284 109,288 24,476 1,008,586 216,166 16,746 13 1,241,511 33,915 85,408 $1,494,598 ==========	December 30, 2004 $ 52,908 17,668 4,247 19,457 8,643 10,300 6,000 11,331 130,554 23,602 1,015,140 216,111 7,869 26 1,239,146 34,380 83,958 $1,511,640 ==========

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
  Accrued rent
  Income taxes payable
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $17,283 and $17,791)

Shareholders' equity:
  Common stock, $.01 par value (35,679,618 and
    34,781,585 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

September 29, 2005 $ 70,177 27,006 11,956 1,577 12,529 1,293 825 125,363 682,812 14,671 43,237 4,722 545 472,593 363,009 (1,703) (210,651) 623,793 $1,494,598 ==========	December 30, 2004 $ 94,321 29,978 9,029 8,787 -- 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended September 29, 2005 and September 30, 2004
(in thousands, except per share data)
Third Quarter	Nine Months

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance
    recoveries
  Depreciation and amortization
  Preopening costs

Operating income

  Other income (expense)
  Interest income
  Interest expense
  Loss on early retirement of debt

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming
  dilution

Weighted-average common shares
  applicable to:
  Net income per common share
  Net income per common share
    assuming dilution

  2005

$184,254
26,997
14,973
  14,756
240,980

71,380
12,538
14,139
8,176
21,937
21,897
7,747
7,036
636
8,696
1,949
1,383

--
16,821
      --
 194,335

46,645

(267)
465
(14,256)
      --

32,587

 (13,204)

$ 19,383
========

$    .54

$    .51

35,642

37,351

  2004

$159,789
22,751
14,340
  10,742
207,622

65,424
11,455
13,867
7,708
18,773
20,609
6,160
6,700
355
7,021
2,220
1,808

(2,000)
13,894
   1,123
 175,117

32,505

315
199
(8,883)
  (1,751)

22,385

  (9,191)

$ 13,194
========

$    .37

$    .36

34,617

36,548

  2005

$528,909
80,223
45,061
  38,418
692,611

208,899
36,232
42,681
24,275
71,074
71,116
20,062
20,402
1,343
24,989
5,972
2,652

(526)
49,848
      --
 579,019

113,592

4,161
1,001
(42,324)
      --

76,430

 (31,683)

$ 44,747
========

$   1.25

$   1.19

35,190

37,065

  2004

$464,127
66,215
42,119
  29,873
602,334

192,044
32,072
40,789
22,650
55,268
61,934
14,965
19,335
848
22,051
6,468
3,423

(10,500)
40,129
   1,123
 502,599

99,735

315
578
(26,292)
 (10,372)

63,964

 (37,756)

$ 26,208
========

$    .74

$    .71

34,498

36,448

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended September 29, 2005 and September 30, 2004
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
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2005

$  44,747

51,545
1,343
--
1,367
367
2,296
(4,931)

(2,372)
19,457

(3,138)

11,581
   (7,787)

  114,475

3,329
6,000
4,931
(68,577)
  (10,365)

  (64,682)

303,200
8,630
(353,613)
--
(11)
--
(5,799)
(383)
     (664)

  (48,640)

1,153
   52,908

$  54,061
=========

   2004

$  26,208

41,399
848
10,372
584
344
10,226
(3,000)

(6,206)
5,587

(1,355)

23,022
    1,166

  109,195

2,068
--
3,000
(116,456)
  (33,136)

 (144,524)

826,590
2,363
(791,584)
(7,616)
(11)
(12,744)
(1,858)
(406)
     (716)

   14,018

(21,311)
   70,586

$  49,275
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended September 29, 2005 and September 30, 2004
(in thousands)
Nine Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Contract payable incurred for property and equipment

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid (refunded)

2005 $ 3,447 356 $ 37,700 (10,422)	2004 $ 2,050 -- $ 23,512 9,211

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended September 29, 2005 and September 30, 2004
(in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 1, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  September 30, 2004

$ 526 5 $ 531 ======	$441,498 4,408 3,031 $448,937 ========	$291,573 26,208 (748) $317,033 ========	$ (1,526) -- $ (1,526) =========	$(197,497) (3,908) $(201,405) =========	$534,574 26,208 -- 26,208 505 3,031 (748) $563,570 ========
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  December 30, 2004
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  September 29, 2005

$ 533 12 $ 545 ======	$451,404 12,527 8,662 $472,593 ========	$319,018 44,747 (756) $363,009 ========	$ (3,259) 1,556 $ (1,703) =========	$(201,405) (9,246) $(210,651) =========	$566,291 44,747 1,556 46,303 3,293 8,662 (756) $623,793 ========

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

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the third quarter and nine months ended 2005 was $41,000 and $69,000, respectively; it was $3,968,000 and $10,282,000 during the third quarter and nine months ended 2004. Capitalized costs related to development projects, included in other assets, were $21,645,000 and $18,350,000 at September 29, 2005 and December 30, 2004, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 30, 2004.

Certain reclassifications have been made in the 2004 Consolidated Statement of Cash Flows in order to be comparable with the 2005 presentation.

Revision in Classification

The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. In the first quarter of 2005, the Company concluded that it was appropriate to classify these costs as a reduction in casino revenue. Previously, these costs were classified primarily as a casino expense. Accordingly, the Company has revised the classification of these costs as a reduction in casino revenue for the third quarter and nine months ended September 29, 2005 in its Consolidated Statement of Operations. The Company has also made corresponding adjustments to its Consolidated Statement of Operations for the third quarter and nine months ended September 30, 2004 to classify $7,842,000 and $21,155,000, respectively of these costs, previously classified as an expense as a reduction in casino revenue. This revision in classification had no effect on operating income or net income in the Consolidated Statements of Operations for any period.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options that were granted during the third quarter and nine months ended 2005 were 16,000 and 562,500, respectively; there were 10,000 and 535,000 granted during the third quarter and nine months ended 2004.

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

The pro forma information for the periods ended September 29, 2005 and September 30, 2004 using the nominal vesting approach is as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income, as reported
Add: Stock-based employee compensation
  expense included in reported net
  income, net of income tax benefit
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2005 $ 19,383 -- (739) $ 18,644 ======== $ .54 $ .52 $ .51 $ .49	2004 $ 13,194 -- (943) $ 12,251 ======== $ .37 $ .35 $ .36 $ .33	2005 $ 44,747 300 (3,373) $ 41,674 ======== $ 1.25 $ 1.16 $ 1.19 $ 1.11	2004 $ 26,208 -- (2,651) $ 23,557 ======== $ .74 $ .66 $ .71 $ .63

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The pro forma information for the periods ended September 29, 2005 and September 30, 2004 assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income, as reported
Add: Stock-based employee compensation
  expense included in reported net
  income, net of income tax benefit
Deduct: Total stock-based employee
  compensation expense determined
  under the fair-value-based method
  of accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming
  dilution:
    As reported
    Pro forma

2005 $ 19,383 -- (492) $ 18,891 ======== $ .54 $ .52 $ .51 $ .50	2004 $ 13,194 -- (959) $ 12,235 ======== $ .37 $ .35 $ .36 $ .33	2005 $ 44,747 300 (3,151) $ 41,896 ======== $ 1.25 $ 1.17 $ 1.19 $ 1.11	2004 $ 26,208 -- (3,822) $ 22,386 ======== $ .74 $ .63 $ .71 $ .60

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which the Company has elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of the 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not decided whether or not to restate prior periods. Based on stock options granted through September 29, 2005, the Company estimates that, net of the related income tax benefits, it will record an additional cost of approximately $2,500,000 for fiscal year 2006.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $55,035,000 at September 29, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7,488,000 at September 29, 2005. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

Note 3:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 5.5% at September 29,   2005; matures July 22, 2009
Term Loan; floating rate, 5.4% at September 29,   2005; matures July 22, 2009
Contract payable; 7.2%; matures 2014
Obligations under capital leases

Less current portion

September 29, 2005 $175,000 300,000 85,000 123,750 339 16 684,105 (1,293) $682,812 ========	December 30, 2004 $175,000 300,000 132,800 124,688 -- 57 732,545 (1,292) $731,253 ========

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

September 29, 2005. The actual fixed charge coverage ratio was 2.76 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.40 to 1.0 and 1.06 to 1.0, respectively, at September 29, 2005.

Note 4:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Deferred income Las Vegas Boulevard beautification assessment Less current portion	September 29, 2005 $ 15,214 -- 282 15,496 (825) $ 14,671 ========	December 30, 2004 $ 22,215 2,279 293 24,787 (972) $ 23,815 ========

Note 5:  Capital Stock

The Company issued 1,207,000 and 541,835 shares of its common stock in connection with the exercise of stock options during the periods ended September 29, 2005 and September 30, 2004, respectively. The Company accepted 308,967 and 170,052 shares of its common stock from an employee in lieu of cash due to the Company in connection with the exercise of stock options in the periods ended September 29, 2005 and September 30, 2004, respectively.

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

Note 6:  Benefit Plans

The components of benefit plan expense for the periods ended September 29, 2005 and September 30, 2004 are as follows (in thousands):
	Defined Benefit Plans Third Quarter		Defined Benefit Plans Nine Months
	2005	2004	2005	2004
Service cost Interest cost Amortization of prior service cost Settlement loss (a) Recognized net actuarial loss	$ 47 128 18 -- 102 $ 295 ======	$ 24 240 28 -- 225 $ 517 ======	$ 130 470 55 2,851 436 $3,942 ======	$ 71 722 85 -- 673 $1,551 ======

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)
	Deferred Compensation Plan Third Quarter		Deferred Compensation Plan Nine Months
	2005	2004	2005	2004
Service cost Interest cost Cash surrender value increase net of premium expense	$ 1 88 (88) $ 1 ======	$ 3 96 (85) $ 14 ======	$ 3 264 (264) $ 3 ======	$ 8 288 (255) $ 41 ======
______________________
(a)

During the first quarter of 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the period ended September 29, 2005.

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

During the third quarter and nine months ended 2005, the Company incurred $1,383,000 and $2,652,000, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

During the nine months ended 2005, the Company recorded $526,000 of insurance recoveries due to the delay of the opening of the expansion; none were recorded during the third quarter ended 2005. These insurance recoveries represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. In the Consolidated Statement of Operations, these insurance recoveries were classified as construction accident insurance recoveries. Insurance claims for business interruption that occurred from the date of the accident through March 31, 2005 have been filed with the Company's insurers in the amount of approximately $38,500,000, of which $3,500,000 has been received by the Company. The Company also anticipates filing claims for business interruption for the second and third quarters of 2005. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $65,000,000, of which approximately $9,200,000 has been received by the Company. Profit recovery from insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 29, 2005.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. During the third quarter of 2005, the Company recorded $267,000 of direct costs to obtain insurance recoveries associated with the rebuild. During the nine months ended 2005, the Company recorded $4,161,000 of insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries. These amounts were classified as other income (expense) in the Consolidated Statement of Operations. A receivable of $1,625,000 was recorded during 2004 for dismantlement and debris removal activities, of which $675,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 29, 2005. In addition, at September 29, 2005, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $39,000,000.

Note 8:  Loss on Early Retirement of Debt

On July 7, 2004, the Company redeemed $42,680,000 of 8 7/8% Senior Subordinated Notes due 2007. In connection with this redemption, during the third quarter of 2004, the Company expensed the redemption premium of $1,262,000 and the unamortized debt issuance costs of $489,000 for a total of $1,751,000. On June 2, 2004, the Company redeemed $192,320,000 of 8 7/8% Notes. In connection with this redemption, during the second quarter of 2004, the Company expensed the redemption premium of $6,354,000 and the unamortized debt issuance costs of $2,267,000 for a total of $8,621,000. Loss on early retirement of debt was $10,372,000 for the nine months ended 2004.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended September 29, 2005 and September 30, 2004, are as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income

Less: preferred stock dividend
  and losses on redemption

Income available to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income available to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to net income per
  common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
  stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per
  common share assuming dilution

  Net income per common share

  Net income per common share
    assuming dilution

2005 $ 19,383 (288) 19,095 95 $ 19,190 ======== 35,642 1,210 499 1,709 37,351 ======== $ .54 ======== $ .51 ========	2004 $ 13,194 (217) 12,977 99 $ 13,076 ======== 34,617 1,404 527 1,931 36,548 ======== $ .37 ======== $ .36 ========	2005 $ 44,747 (756) 43,991 283 $ 44,274 ======== 35,190 1,376 499 1,875 37,065 ======== $ 1.25 ======== $ 1.19 ========	2004 $ 26,208 (748) 25,460 299 $ 25,759 ======== 34,498 1,423 527 1,950 36,448 ======== $ .74 ======== $ .71 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 16,000 and 10,000 at September 29, 2005 and September 30, 2004, respectively.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 11:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended September 29, 2005 and September 30, 2004 (in thousands):
Third Quarter		Nine Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income (expense)
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

2005 $137,657 40,005 22,565 34,027 6,726 $240,980 ======== $ 41,423 8,527 5,460 10,331 1,535 67,276 (3,810) (16,821) 46,645 (267) 465 (14,256) -- (13,204) $ 19,383 ========	2004 $106,441 40,532 21,268 33,496 5,885 $207,622 ======== $ 26,141 8,769 4,238 9,891 1,215 50,254 (3,855) (13,894) 32,505 315 199 (8,883) (1,751) (9,191) $ 13,194 ========	2005 $372,101 124,044 72,468 102,955 21,043 $692,611 ======== $ 93,407 30,199 20,267 31,610 4,888 180,371 (16,931) (49,848) 113,592 4,161 1,001 (42,324) -- (31,683) $ 44,747 ========	2004 $294,644 123,192 68,335 98,841 17,322 $602,334 ======== $ 73,956 28,128 17,463 29,649 3,447 152,643 (12,779) (40,129) 99,735 315 578 (26,292) (10,372) (37,756) $ 26,208 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, other income (expense), and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income (expense), interest expense, net of interest income, loss on early

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Note 12:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,000,000 at September 29, 2005. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both September 29, 2005 and December 30, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at September 29, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $39,000,000 at September 29, 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Financial Condition

During the nine months of 2005, the outstanding balance on our revolving credit facility decreased to $85 million from $132.8 million at December 30, 2004, leaving $459.4 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under the revolving credit facility will decrease by $125 million by June 30, 2006 if we do not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the senior secured credit facility provides that an amount equal to the lesser of $125 million or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original term loan facility. At September 29, 2005, the outstanding balance of our term loan facility was $123.8 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.00 and 2.5 to 1.00, respectively, at September 29, 2005. The actual fixed charge coverage ratio was 2.76 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.40 to 1.00 and 1.06 to 1.00, respectively at September 29, 2005.

During the nine months of 2005, we received $8.6 million in cash in connection with stock option exercises. We accepted 119,649 shares of our common stock in the second quarter of 2005 in lieu of cash due to the company in connection with the exercise of stock options. We also accepted an additional 189,318 shares in satisfaction of $5.8 million of tax obligations paid by the company during the 2005 second quarter, which were associated with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

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

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the parking-garage component of the expansion of the Atlantic City Tropicana that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in The Quarter opened in early 2005. During the nine months of 2005, our purchases of property and equipment on an accrual basis were $13.2 million for this project and on a cash basis they were $32.5 million. No interest was capitalized during the nine months of 2005 for this project.

Insurance claims for business interruption that occurred from the date of the accident through March 31, 2005 have been filed with our insurers in the amount of $38.5 million, of which $3.5 million has been received by us. We also anticipate filing claims for business interruption for the second and third quarters of 2005. In addition, we have filed insurance claims for lost profits and additional costs as

AZTAR CORPORATION AND SUBSIDIARIES

a result of the delay in the opening of the expansion. The total of these claims is $65.0 million, of which $9.2 million has been received. Profit recovery from insurance is recorded when the amount of the recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at September 29, 2005. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the nine months of 2005, we recorded $4.9 million of insurance recovery associated with the rebuild. The recovery was recognized as other income and was offset by $0.8 million of direct costs to obtain the recovery. In addition, at September 29, 2005, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $39 million.

During 2005 we began the development of a two-phase master plan for the renovation of portions of our Tropicana Atlantic City. Phase one of the renovation, which is expected to be completed by June 2006, will include enhancements to portions of the south casino, the north tower hotel rooms and certain non-gaming amenities. Phase two of the renovation is still being finalized. It is expected to include enhancements to the balance of the casino floor and a refurbishment of the south tower hotel rooms. A primary objective of the two-phase renovation is to better integrate the Tropicana's existing decor with that of the recently completed expansion. Our capital expenditures for phase one of the project are expected to be approximately $20 million. Capital expenditures for phase two of the project have not yet been quantified.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,725 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 120,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During the nine months of 2005, we capitalized $2.1 million for development costs, which are included in other assets. We have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55 million at September 29, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $7.5 million at September 29, 2005.

In December 2002, we amended our riverboat landing lease with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make with certain limitations. In July 2005, we exercised the first of three five-year renewal options to extend the lease term through November 30, 2010. We also modified the lease to add four additional five-year renewal options that give us the ability to continue the lease through November 30, 2040. In consideration for doing so, we agreed to make a $15 million

AZTAR CORPORATION AND SUBSIDIARIES

prepayment of the rent payable during the first renewal period to the City in December 2005. Under the terms of the lease renewal, the City will provide us with $1 of credit against our rent for each $2.50 of development capital expenditures up to $25 million that we make. Phase one of our plans for future development in Evansville include a 100-room boutique hotel and a multi-venue entertainment complex adjacent to a riverfront park. Our capital expenditures for phase one of the project are expected to be approximately $32 million.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at September 29, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $39 million at September 29, 2005.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our segment information for revenues and EBITDA. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.
	Third Quarter		Nine Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
   Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income (expense)
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

	2005 $ 137.7 40.0 22.6 34.0 6.7 $ 241.0 ======== $ 41.4 8.5 5.5 10.3 1.5 67.2 (3.8) (16.8) 46.6 (0.3) 0.5 (14.2) -- (13.2) $ 19.4 ========	2004 $ 106.4 40.5 21.3 33.5 5.9 $ 207.6 ======== $ 26.1 8.8 4.3 9.9 1.2 50.3 (3.9) (13.9) 32.5 0.3 0.2 (8.9) (1.7) (9.2) $ 13.2 ========	2005 $ 372.1 124.0 72.5 103.0 21.0 $ 692.6 ======== $ 93.4 30.2 20.3 31.6 4.9 180.4 (17.0) (49.8) 113.6 4.1 1.0 (42.3) -- (31.7) $ 44.7 ========	2004 $ 294.6 123.2 68.3 98.9 17.3 $ 602.3 ======== $ 74.0 28.1 17.5 29.6 3.4 152.6 (12.8) (40.1) 99.7 0.3 0.6 (26.3) (10.4) (37.7) $ 26.2 ========
(a)

EBITDA is net income before income taxes, loss on early retirement of debt, interest expense, interest income, other income (expense), and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income (expense), interest expense, net of interest income, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

AZTAR CORPORATION AND SUBSIDIARIES

Nine Months Ended September 29, 2005 Compared to Nine Months Ended September 30, 2004

The Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs increased significantly during the nine months of 2005, thus affecting comparability with the nine months of 2004. All our properties benefited from the timing of New Year's Eve and New Year's Day, which fell in the 2005 fiscal first quarter but did not fall in the 2004 fiscal first quarter.

Consolidated general and administrative expenses were $71.1 million during the nine months of 2005, up $9.2 million from $61.9 million during the nine months of 2004. The increase was largely due to corporate and Atlantic City, where general and administrative expenses increased $4.6 million and $3.2 million, respectively, during the 2005 versus 2004 nine-month period. The increase at corporate consisted of a settlement loss of $2.9 million related to a lump sum cash payment made to a defined benefit plan participant and employee termination expenses totaling $1.5 million. The increase at Atlantic City was due primarily to higher payroll costs associated with the expansion.

Other income was $4.1 million in the nine months of 2005. Other income consists of $4.9 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated interest expense was $42.3 million in the nine months of 2005 compared with $26.3 million in the nine months of 2004. The increase in interest expense was due to a decrease in capitalized interest as well as increases in both the average level of debt outstanding and the average cost of borrowing under our credit facility. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized was $10.2 million lower in the 2005 versus 2004 nine-month period.

Loss on early retirement of debt was $10.4 million in the nine months of 2004. The loss, which resulted from the redemption of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $7.6 million and the write-off of unamortized debt issuance costs of $2.8 million.

Consolidated income taxes were $31.7 million in the nine months of 2005 compared with $37.7 million in the nine months of 2004. The decrease of $6.0 million was largely due to a decrease in the Indiana income tax provision, partially offset by an increase in income before income taxes. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we estimated that we were obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount was deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income tax expense in the first quarter of 2004.

TROPICANA ATLANTIC CITY

As previously noted, the Tropicana Atlantic City expansion project includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the Quarter, the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. As a result of the expansion, Tropicana Atlantic City now has approximately 2,125 hotel rooms, which represents a 30% increase over

AZTAR CORPORATION AND SUBSIDIARIES

the property's previous capacity. The Quarter includes approximately 40 outlets consisting of restaurants, entertainment venues and retail stores. Due to its unique nature and the diversity of venues available to customers, The Quarter generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during the nine months of 2005 compared with the nine months of 2004. Revenues in the nine months of 2005 totaled $372.1 million, up $77.5 million or 26% from the nine months of 2004. The comparatively higher revenues in the 2005 versus 2004 nine-month period also were attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in the 2004 versus 2005 nine-month period. The increase in revenues consisted primarily of casino revenue, which increased $56.8 million or 22%, and to a lesser extent rooms revenue, which increased $9.4 million or 49% and other revenue, which increased $8.9 million or 121%.

The increase in casino revenue of $56.8 million during the 2005 versus 2004 nine-month period consisted of a $31.5 million increase in slot revenue and a $25.3 million increase in games revenue. Casino costs increased $14.9 million or 14% in the 2005 versus 2004 nine-month period primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $9.4 million during the 2005 versus 2004 nine-month period was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 35% and the average daily rate increased 11% during the 2005 versus 2004 nine-month period. Rooms costs increased $3.5 million or 33% in the 2005 versus 2004 nine-month period primarily as a result of the increase in rooms revenue.

The increase in other revenue of $8.9 million during the 2005 versus 2004 nine-month period was due primarily to an increase in rental revenue of approximately $4.0 million and guarantee fee income of $2.1 million, which was recognized in the 2005 third quarter. The increase in rental revenue is attributable to rent from tenants of The Quarter, which opened on a limited basis in November 2004. The $2.1 million of other revenue represents the unamortized balance of funds previously received in consideration for an agreement to collateralize a series of revenue bonds issued by the CRDA. The amount was previously classified as deferred income in the Consolidated Balance Sheet and was being amortized over the life of the bonds. The unamortized balance was recognized as other revenue upon the CRDA providing notice that the revenue bonds had been refunded and the Company had been released from its guarantee.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $15.2 million or 42% in the nine months of 2005 from $36.0 million the nine months of 2004. The increase in marketing costs consisted primarily of increases in business promotional expenses, entertainment contracts, advertising expenses and payroll costs.

General and administrative expenses were $23.5 million during the nine months of 2005, up $3.2 million or 16% from $20.3 million in the nine months of 2004. The increase was due to higher payroll costs attributable to the expansion primarily for security personnel as well as a combination of other less significant factors including increases in litigation costs and the provision for loss on CRDA investments.

Utilities expense was $12.9 million in the nine months of 2005, up $4.7 million or 57% from $8.2 million in the nine months of 2004. In addition to the increased energy consumption brought on by the expansion, the increase was also attributable to a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable rates.

AZTAR CORPORATION AND SUBSIDIARIES

Property taxes and insurance expense increased $3.5 million or 22% in the 2005 versus 2004 nine-month period. This increase was due primarily to property taxes, which were higher in 2005 as a result of the expansion.

Construction accident insurance recoveries were $10.0 million lower in the 2005 versus 2004 nine-month period. The 2004 recoveries consisted of a business interruption recovery of $3.5 million and two recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project totaling $7.0 million. The business interruption recovery in 2004 reflected a profit recovery applicable to the fourth quarter of 2003. The recoveries in 2004 from the delay in the opening of the expansion project represented a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $32.7 million during the nine months of 2005, up $8.5 million or 35% from $24.2 million in the nine months of 2004. The increase was primarily due to the expansion.

Preopening costs were $1.1 million in the nine months of 2004. These costs relate to marketing costs incurred to promote The Quarter prior to its November 2004 opening.

TROPICANA LAS VEGAS

Rooms revenue increased $3.8 million in the nine months of 2005, up 10% from $38 million in the nine months of 2004. The increase was primarily attributable to an 11% increase in the average daily rate. The increase in the average daily rate is due primarily to increased tourism to the Las Vegas market.

CORPORATE

Corporate general and administrative expenses increased $4.6 million during the nine months of 2005 up 38% from $12.1 million in the nine months of 2004. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. During the 2005 second quarter, we recognized employee termination expenses of $1.5 million consisting of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options.

Quarter Ended September 29, 2005 Compared to Quarter Ended September 30, 2004

As previously indicated, the Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs were significantly higher during the 2005 third quarter as compared with the 2004 third quarter.

Consolidated interest expense was $14.2 million in the third quarter of 2005 compared with $8.9 million in the third quarter of 2004. The increase in interest expense was due to a decrease in capitalized interest as well as increases in both the average level of debt outstanding and the average cost of borrowing under our credit facility. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized during the third quarter was $3.9 million lower in 2005 versus 2004.

Loss on early retirement of debt was $1.7 million in the 2004 third quarter. The loss, which resulted from the July 7, 2004 redemption of $42.7 million of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $1.2 million and the write-off of unamortized debt issuance costs of $0.5 million.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA ATLANTIC CITY

As noted above, the Tropicana Atlantic City expansion opened on a limited basis in late November 2004 and was substantially completed by December 2004. Due to its unique nature and the diversity of venues available to customers, The Quarter generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during the 2005 third quarter compared with the 2004 third quarter. Revenues in the 2005 third quarter totaled $137.7 million, up $31.3 million or 29% from the 2004 third quarter. The comparatively higher revenues in the 2005 versus 2004 third quarter also were attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in the 2004 quarter than the 2005 quarter. The increase in revenues consisted primarily of casino revenue, which increased $21.9 million or 24%, and to a lesser extent rooms revenue, which increased $4.2 million or 52% and other revenue, which increased $4.2 million or 144%.

The increase in casino revenue of $21.9 million during the 2005 versus 2004 third quarter consisted of a $11.8 million increase in slot revenue and a $10.1 million increase in games revenue. Casino costs increased $5.3 million or 14% in the 2005 versus 2004 third quarter primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $4.2 million during the 2005 versus 2004 third quarter was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 41% and the average daily rate increased 8% during the 2005 versus 2004 third quarter. Rooms costs increased $1.1 million or 26% in the 2005 versus 2004 third quarter primarily as a result of the increase in rooms revenue.

The increase in other revenue of $4.2 million during the 2005 versus 2004 third quarter was due primarily to an increase in rental revenue of approximately $1.5 million and guarantee fee income of $2.1 million, which was recognized in the 2005 third quarter. The increase in rental revenue is attributable to rent from tenants of The Quarter, which opened on a limited basis in November 2004. The $2.1 million of other revenue represents the unamortized balance of funds previously received in consideration for an agreement to collateralize a series of revenue bonds issued by the CRDA. The amount was previously classified as deferred income in the Consolidated Balance Sheet and was being amortized over the life of the bonds. The unamortized balance was recognized as other revenue upon the CRDA providing notice that the revenue bonds had been refunded and the Company had been released from its guarantee.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $2.8 million or 23% in the 2005 third quarter from $12.5 million in the 2004 third quarter. The increase in marketing costs consisted primarily of increases in business promotional expenses and entertainment contracts.

Utilities expense was $4.8 million in the 2005 third quarter, up $1.4 million or 41% from $3.4 million in the 2004 third quarter. The increase was primarily due to the expansion.

Property taxes and insurance expense increased $1.7 million or 34% in the 2005 versus 2004 third quarter. This increase was due primarily to property taxes, which were higher in 2005 as a result of the expansion.

Construction accident insurance recoveries were $2.0 million in the 2004 third quarter. This recovery was attributable to the delay in the opening of the Atlantic City Tropicana expansion project. This type of insurance recovery is recorded when it is agreed to by our insurers.

AZTAR CORPORATION AND SUBSIDIARIES

Depreciation expense was $11.1 million in the 2005 third quarter, up 34% from $8.3 million in the 2004 third quarter. The increase was primarily due to the expansion.

Preopening costs were $1.1 million in the 2004 third quarter. These expenses relate to marketing costs incurred to promote The Quarter prior to its November 2004 opening.

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

Property and equipment - At September 29, 2005, we have property and equipment of $1.2 billion, representing 83% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, and (3) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgments about useful lives as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. However, we have postponed a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on

AZTAR CORPORATION AND SUBSIDIARIES

existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $55 million at September 29, 2005. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $7.5 million at September 29, 2005.

Development Costs - At September 29, 2005, capitalized development costs, included as part of other assets, totaled $21.6 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. However, we have postponed a decision about whether and when we will proceed with this development. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7 million at September 29, 2005. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at September 29, 2005.

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

During the nine months of 2005, we recorded $4.9 million of insurance recovery for rebuild activities. The recovery was recognized as other income and was offset by $0.8 million of direct costs to obtain the recovery.

AZTAR CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we have elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for us at the beginning of our 2006 fiscal year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not decided whether or not to restate prior periods. Based on stock options granted through September 29, 2005, we estimate that, net of the related income tax benefits, we will record an additional cost of $2.5 million for fiscal year 2006.

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

We carried out an evaluation as of September 29, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 29, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004 and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005 and the Form 10-Q for the quarter ended June 30, 2005, all defendants filed motions for summary judgment. Those motions were granted on September 15, 2005. All of the plaintiffs' claims against the Company were dismissed. The plaintiffs have appealed to the Court of Appeals for the Ninth Circuit from the order dismissing their case, and have also appealed several previously issued discovery orders. The appeal is in its infancy, and no briefing or argument dates have been set.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Zurich American Insurance Company. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005 and updated in the Form 10-Q for the quarter ended June 30, 2005, Zurich filed an amended complaint that asserts additional claims in which Zurich contests its obligation to pay all or portions of the Company's "delay," "physical damage," and "extended general conditions" claims. The Company disagrees with Zurich's positions and intends to contest the action vigorously. Discovery has begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company filed an action against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. As reported under Part II, Item 1 of

AZTAR CORPORATION AND SUBSIDIARIES

the Company's Form 10-Q for the quarter ended March 31, 2005, Lexington Insurance Company paid its applicable policy limits and has been dismissed from the action. The Company subsequently added AXIS (Bermuda) Limited as an additional defendant. Discovery has begun.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2005, shortly after paying its limits of liability to the Company, Lexington Insurance Company filed a subrogation action in the Superior Court of New Jersey, Atlantic County, against Fabi Construction, Inc., Pro Management Group, Inc., and Mitchell Bar Placement, Inc. On June 15, 2005, those subrogation defendants filed a third party complaint against the Company and others, alleging claims against the Company for breach of implied covenant of good faith and fair dealing and comparative fault and seeking contribution or indemnity from the Company for any sums that those entities are held liable to pay to Lexington Insurance Company. The Company has moved to dismiss the third party complaint against it; briefing on the motion has not yet been completed and the Court has not yet ruled on the motion. The Company disagrees with the allegations in this third party complaint and intends to contest the third party complaint vigorously if it is not dismissed. Discovery has not yet begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company was named as a defendant to an action brought by Aaron Dolgin. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2005, the parties briefed the issue of whether this matter should be certified as a class action. In an order dated February 28, 2005, the Court denied the plaintiff's motion to certify this matter as a class action. As a result, only the plaintiff's individual claims based on the single $1 telephone surcharge he paid to the Tropicana Resort and Casino in Las Vegas, Nevada remained pending. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2005, the plaintiff has not actively litigated this matter since the denial of the motion for class certification except to respond to the fee application, referenced below. The Court subsequently placed the case on the Inactive Calendar for dismissal on June 20, 2005 unless the plaintiff filed a motion to set the matter for trial before that date. The plaintiff failed to file a motion to set the matter for trial before the June 20, 2005 deadline. On July 15, 2005, the Court entered a Judgment of Dismissal Without Prejudice as to all of the plaintiff's remaining claims for lack of prosecution. On August 12, 2005, the Company filed an application with the Court seeking a discretionary award from the plaintiff and his counsel of the attorneys' fees and costs incurred by the Company in defending against the plaintiff's claims. That application is still in the briefing stages.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Liberty Mutual Fire Insurance Company. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2005, in April 2005, the District Court of New Jersey dismissed this action without prejudice.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County and other lawsuits filed in connection with the October 30, 2003 garage collapse. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2005, on July 7, 2005, an additional lawsuit for personal injuries was filed. This lawsuit included some additional defendants. The anticipated mediation as previously reported did not take place. Instead, depositions of the defendants and other persons with knowledge of the construction and collapse are ongoing. The Company disagrees with the allegations against it and its affiliate and is contesting the liability aspect of them vigorously.

AZTAR CORPORATION AND SUBSIDIARIES

In September 2005, the Liberty Mutual Insurance Company, the insurance company for the Company, its affiliate Adamar of New Jersey, Inc. and the four other defendants insured under the Owner Controlled Insurance Policy (Keating Building Corporation, Fabi Construction, Inc., Mitchell Bar Placement Inc. and Site-Blauvelt Engineers)
asked the Court to approve eight proposed settlements of lawsuits filed in connection with the October 30, 2003 garage collapse. The eight lawsuits are tentatively settled, pending the review and acceptance of said settlement by the presiding Judge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the third quarter ended September 29, 2005 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2005 to July 28, 2005	--	--	--	794,224*
Month #2 July 29, 2005 to September 1, 2005	--	--	--	794,224*
Month #3 September 2, 2005 to September 29, 2005	--	--	--	794,224*

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
Date: October 31, 2005	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.