Form 10-K
period 2005-12-31
AZTAR CORP
filed 2006-02-24
CIK 852807

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No x

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No

Facing Page (Continued)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  x    Accelerated Filer       Non-Accelerated Filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  x

     The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,218,414,501 at June 30, 2005 and is based on a closing price of $34.25 and 35,574,146 common shares outstanding.

     At January 31, 2006, the registrant had outstanding 35,892,798 shares of its common stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the registrant's 2006 definitive Proxy Statement, to be filed with the Commission, is incorporated by reference into this Form 10-K. The following cross-referenced index details the location of such information. All other sections of the 2006 Proxy Statement are not required in Form 10-K and should not be considered a part thereof.
Part and Item of the Form 10-K		2006 Proxy Statement
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	Under the captions "ELECTION OF DIRECTORS OF THE COMPANY," "THE BOARD AND ITS COMMITTEES" and "AUDIT COMMITTEE"
ITEM 11.	Executive Compensation	Under the caption "EXECUTIVE COMPENSATION"
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND DIRECTORS AND OFFICERS"
ITEM 14.	Principal Accountant Fees and Services	Under the caption "INDEPENDENT PUBLIC ACCOUNTANTS"

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

TROPICANA ATLANTIC CITY

Tropicana Casino and Resort encompasses approximately 14 acres of land, including the adjoining site where we completed and opened an expansion during 2004, with 220 yards of ocean frontage along the boardwalk in Atlantic City. Tropicana Atlantic City features 2,129 hotel rooms and approximately 151,000 square feet of casino space with 4,318 slot machines and 198 table games, including poker. This facility has parking facilities to accommodate 5,477 vehicles. Tropicana Atlantic City also features:

-	"The Quarter at Tropicana," a 200,000-square-foot dining, entertainment and retail center, which includes nine restaurants, five entertainment facilities and twenty-six retail outlets;
-	a 1,970-seat theatrical showroom which regularly presents headliner entertainment;

-	approximately 122,000 square feet of meeting, convention and banquet space;
-	three gourmet restaurants and several medium-priced restaurants; and
-	other amenities including indoor and outdoor swimming pools, tennis courts, a health and fitness club and a jogging track.

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

The Atlantic City gaming market has historically demonstrated continued growth despite the emergence of new gaming venues across the country. The 12 hotel casinos in Atlantic City generated approximately $5.0 billion in gaming revenues in 2005, a 4% increase over 2004. The primary target market for Tropicana Atlantic City is the area consisting of New Jersey, New York and Pennsylvania. Based on the most recent census data, accumulated in 2000, there are approximately 27 million persons within a 120-mile radius of Atlantic City and 62 million persons within a 300-mile radius. The Borgata Hotel, Casino and Spa, a major casino resort located in the Marina District of Atlantic City, opened in July 2003. Several major casino operators have announced plans to develop projects or expand existing facilities in the marina or the boardwalk areas. The Borgata has and other possible projects, when complete, will create increased competition in Atlantic City. However, our view is that the Borgata will continue to attract new patrons and these new projects, if well-designed and executed, may also attract new patrons to the Atlantic City gaming market. If so, this will mitigate concern about the ultimate impact on our Atlantic City operations.

TROPICANA LAS VEGAS

Tropicana Resort and Casino is located on approximately 34 acres on the "Strip" in Las Vegas, Nevada. The Tropicana has 1,880 hotel rooms and suites and approximately 61,000 square feet of casino space with 1,316 slot machines and 39 table games, including poker. The facility also has parking to accommodate approximately 2,400 vehicles. Tropicana Las Vegas also features:

-	one of the world's largest indoor/outdoor swimming pools;
-	a five-acre water park and tropical garden;
-	approximately 110,000 square feet of convention and exhibit space;
-	seven restaurants; and
-	the Folies Bergere, the longest-running production show in Las Vegas.

Together with the MGM Grand, Excalibur, Luxor, Monte Carlo and New York-New York mega-resorts, the Tropicana Las Vegas is located at the intersection known as the "New Four Corners" at Las Vegas Boulevard and Tropicana Avenue. The Las Vegas gaming market consisted of approximately 133,000 hotel rooms at the end of 2005.

Gaming revenues in Las Vegas were $7.6 billion and $6.8 billion in 2005 and 2004, respectively.

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. We would develop the north site and we would hold the south site for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,725 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 100,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. We have not yet made a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any.

RAMADA EXPRESS

Ramada Express Hotel and Casino is located on approximately 31 acres in Laughlin, Nevada. Laughlin is situated on the Colorado River at Nevada's southern tip. The Ramada Express features a Victorian-era railroad theme, which includes a train that carries guests between the parking areas and the casino hotel. The property has 1,498 hotel rooms and approximately 54,000 square feet of casino space with 1,356 slot machines and 31 table games, including poker. The facility also has parking to accommodate 2,700 vehicles. Ramada Express also features:

-	five restaurants;
-	an entertainment lounge and a premium lounge for the high-end player; and
-	special events and retail space.

The Laughlin gaming market consists of approximately 11,000 rooms and its gaming revenue for 2005 and 2004 was $0.6 billion.

CASINO AZTAR EVANSVILLE

Casino Aztar Evansville was the first gaming facility to open in Indiana. It operates on the Ohio River in Evansville. The facility encompasses approximately 15 acres and contains approximately 38,000 square feet of casino space with 1,357 slot machines and 52 table games, including poker. Casino Aztar Evansville has a 250-room hotel, an executive conference center and parking for 1,700 vehicles. The casino riverboat is certified to carry 2,700 passengers and a crew of 300. The 44,000-square-foot pavilion which accompanies the riverboat contains passenger ticketing and pre-boarding facilities, including:

-	four restaurants;
-	an entertainment lounge;
-	a gift shop; and
-	a full-service Starbucks

Casino Aztar Evansville is located in the heart of metropolitan Evansville and has developed strong brand recognition in Southwest Indiana. The closest casino property is approximately 100 miles and over a two-hour drive away. Gaming revenue in the Southern Indiana market (five riverboats) remained constant in 2005 versus 2004 at $1.2 billion. Although we believe that Casino Aztar Evansville has a strong base of loyal customers, future additional competition is certain since the Indiana Gaming Commission recently awarded the eleventh and final license in West Baden, Indiana to Blue Sky Casino, LLC. However, West Baden is over 70 miles from Evansville and this facility is expected to open in late 2006. The Indiana General Assembly passed legislation allowing flexible boarding that went into effect August 1, 2002. Dockside gaming increased accessibility to our casino riverboat by eliminating cruise schedules. This change incorporates a progressive wagering tax schedule and a change in admissions tax to $3.00 per entry from $3.00 per person per cruise. The wagering tax schedule starts at 15% of casino revenue and rises to 20%, 25%, 30% and 35% based on incremental casino revenue and based on the state's fiscal year (July 1 of one year through June 30 of the following year).

CASINO AZTAR CARUTHERSVILLE

Casino Aztar Caruthersville operates on a 37-acre site on the Mississippi River in Caruthersville, Missouri. The property is located in the "boot heel" of Missouri in close proximity to I-55, the major north-south interstate running along the Mississippi River. It serves the southeast Missouri market including the neighboring states of Illinois, Kentucky, Tennessee and Arkansas. The casino riverboat has a capacity of 1,200 passengers plus crew and contains approximately 21,000 square feet of casino space with 696 slot machines and 21 table games, including poker. The facility has parking for 1,000 vehicles including recreational vehicles. The property's passenger pavilion provides ticketing and pre-boarding facilities, including:

-	a restaurant;
-	a sports and entertainment lounge; and
-	a snack bar and other amenities.

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

Tropicana Atlantic City. Tropicana Atlantic City competes with 11 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. In 2004, Pennsylvania passed legislation to legalize slots at 7 horse racing tracks, 5 independent slot parlors and 2 resort slot parlors. At least four of these facilities will be in the greater Philadelphia area, an important market for our Atlantic City property. In December 2005, we filed an application for one of the five independent slot licenses to be awarded in Pennsylvania. If successful, we plan to develop and operate a destination entertainment facility in Allentown, the third largest city in Pennsylvania. The Borgata Hotel, Casino and Spa, a joint venture between Boyd Gaming Corporation and MGM Mirage, opened in July 2003, in Atlantic City's Marina District. The Borgata was the first casino to open in Atlantic City since April 1990, although many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the possibility of competition from the potential legalization of various forms of casino gaming in Delaware, Maryland and New York. In addition, New Jersey has considered allowing a limited number of video lottery terminals at the Meadowlands race track in northern New Jersey and slot machines have been added to race tracks in Delaware and West Virginia.

Tropicana Las Vegas. Tropicana Las Vegas operates in the intensely competitive Las Vegas market. In April 2005, Wynn Resorts opened Wynn Las Vegas, the first new resort to open on the Strip since Mandalay Bay opened in March 1999. In addition, a number of other competitors made announcements during 2005 regarding their plans for new developments on the Strip, which are currently scheduled to occur through 2010. The Las Vegas Sands' expansion named "Palazzo" is expected to open adjacent to its Venetian Resort and Casino in the first quarter of 2007. Wynn Resorts has announced its latest full-scale resort project, which will be located adjacent to the Wynn Las Vegas. Wynn's project, named "Encore", is scheduled for completion by 2010. Boyd Gaming has announced its plan to tear down its Stardust Resort and Casino and replace it with a $4 billion hotel-casino-shopping complex called "Echelon Place". Likewise, MGM Mirage has announced a $7 billion project named "City Center", which is expected to include 2,800 condominiums and a 4,000-room hotel-casino connected to a major shopping mall. In addition, several casino hotels have opened or have been expanded in other parts of Las Vegas or near Las Vegas. We cannot assure you that we will be able to compete successfully with this additional capacity in this active market of mega-casinos.

Ramada Express. Ramada Express competes with several other casinos in Laughlin. Ramada Express also competes with casinos outside of Laughlin, including the Mojave tribe's casino hotel located approximately 8 miles south of Laughlin. The Laughlin market is also affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Casino Aztar Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat casino in the Louisville, Kentucky market area and a riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a riverboat casino in Switzerland County, Indiana. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville also competes with a pari-mutuel racing facility in Evansville. Casino Aztar Evansville will face additional future competition from an eleventh Indiana riverboat license, which was awarded during 2005 in the West Baden area to Blue Sky Casino, LLC. The new riverboat, which is expected to open in late 2006, will be outside of Casino Aztar Evansville's 50-mile radius market area. There is also the potential for the legalization of casino gaming in Kentucky.

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

PLAYER CREDIT

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At December 31, 2005, receivables due from non-United States customers were 9% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

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

On May 19, 2005, the Nevada Commission granted Aztar prior approval to make public offerings for a period of two years subject to some conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the chairman of the Nevada Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

The New Jersey Act and regulations concern primarily the financial stability and character of casino licensees, their intermediary and holding companies, their employees, their security holders and others financially interested in casino operations, the nature of hotel and casino facilities and a wide range of gaming and non-gaming related operations. The New Jersey Act and regulations include detailed provisions concerning, among other things:

-	financial and accounting practices used in connection with casino operations;
-	residence and equal employment opportunities for employees of casino operators;
-	registration and licensing of contractors and other vendors for casino facilities;
-	rules of games, levels of supervision of games and methods of selling and redeeming chips;
-	manner of granting credit, duration of credit and enforceability of gaming debts;
-	manufacture, distribution and sale of gaming equipment;
-	security standards;
-	management control procedures;
-	accounting and cash control methods;
-	reports to gaming authorities;
-	advertising of casinos; and
-	standards for entertainment and distribution of alcoholic beverages in casinos.

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

Adamar of New Jersey, Inc., a wholly-owned subsidiary of Aztar, has been licensed (subject to quadrennial renewal) by the New Jersey Commission to operate Tropicana Atlantic City. In November 1982, the New Jersey Commission granted a plenary license to Adamar of New Jersey, Inc. In November 2003, the license was renewed for a period of four years.

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

License fees are a minimum of $50,000 for the initial application and $25,000 annually thereafter. Aztar Missouri has undergone a full relicensing investigation and hearing in connection with its licensing in 2003. Aztar Missouri's gaming license was renewed on April 26, 2005 and expires on April 25, 2007.

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

In addition, pursuant to legislation effective July 1, 2003, the Indiana Commission is authorized to enter into a contract with an Operating Agent on behalf of the Indiana Commission for one riverboat in a historic hotel district in Orange County in southern Indiana. In November 2003, Orange County voters passed the requisite referendum permitting riverboat gambling in Orange County. On July 20, 2004, the Indiana Commission awarded the Operating Agent Contract ("Contract") to Trump Indiana Casino Management, LLC ("Trump"). After further investigation of Trump's financing proposal and other issues, the Indiana Commission withdrew the award of the Contract to Trump on March 23, 2005. The Indiana Commission requested new proposals for a riverboat in Orange County. On June 23, 2005, the Indiana Commission conditionally awarded the Contract to Blue Sky Casino, LLC, which Contract was approved by the Indiana Commission on November 9, 2005.

Effective July 1, 2003, an entity may own up to a one hundred percent interest in two riverboat owner licenses. Previously, an entity could not own more than a 10% interest in any other owner's license. There is a $2 million transfer fee if a riverboat owner purchases a second riverboat owner license. The Indiana Commission adopted a rule on April 21, 2005, imposing a transfer fee upon a licensed owner who sold, transferred or relinquished a controlling interest in a riverboat owner's license ("Rule"); however, the Indiana General Assembly subsequently passed, and the Governor signed, P.L. 246-2005, and section 259 therein, voided this Rule.

The Indiana Commission has adopted regulations under the Indiana Act which cover numerous operational matters concerning licensed riverboat casinos, including rules for authorized games, internal control procedures, accounting records, security, gaming equipment, and extensions of credit.

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

A riverboat owner's license has an initial effective period of five years but is subject to an annual renewal thereafter. The Indiana Commission has broad discretion with respect to the initial issuance of licenses and also with respect to the renewal, revocation, suspension and control of riverboat owner's licenses. The Indiana Act requires a reinvestigation after three years to ensure the owner continues to be suitable for licensure. On December 7, 2000, the Indiana Commission made a preliminary determination to renew Aztar Indiana's riverboat owner's license until such time as Aztar Indiana has an opportunity to make a presentation to the Indiana Commission at a regular business meeting. On March 2, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year with an annual review. On December 6, 2001, the Indiana Commission renewed Aztar Indiana's riverboat owner's license for a period of one year, from December 8, 2001, to December 7, 2002. The Indiana Commission renewed Aztar Indiana's riverboat owner's license each year thereafter, most recently on December 10, 2005. The Indiana Commission has adopted a rule which requires, in the event a riverboat owner's license is terminated, the riverboat licensee to secure all the assets of the riverboat gambling operation, and the licensee may not dispose of any of these assets without the written approval of the Indiana

Commission. Officers, directors and principal owners of the actual license holder and employees who are to work on the riverboat are subject to substantial disclosure requirements as a part of securing and maintaining necessary licenses. Significant contracts are subject to disclosure.

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

The Indiana General Assembly amended the Indiana Act in 2002 to allow riverboats to choose between continuing to conduct excursions or operate dockside. The Indiana Commission authorized riverboats to commence dockside operations on August 1, 2002. Aztar opted to operate dockside and commenced dockside operations on August 1, 2002. Pursuant to the legislation, the tax rate was increased from 20% to 22.5%, retroactive to July 1, 2002, during any time an Indiana riverboat does not operate dockside. For those riverboats that operate dockside and for the Operating Agent, the following graduated tax rate is applicable: (i) 15% of the first $25 million of adjusted gross receipts ("AGR"), (ii) 20% of AGR in excess of $25 million, but not exceeding $50 million; (iii) 25% of AGR in excess of $50 million, but not exceeding $75 million; (iv) 30% of AGR in excess of $75 million, but not exceeding $150 million; and (v) 35% of AGR in excess of $150 million. AGR is based on the State's fiscal year (July 1 of one year through June 30 of the following year). The Indiana Act requires that riverboat licensees pay a $3.00 admission tax for each person, and that the Operating Agent pay a $4.00 admission tax for each person. A riverboat that opts to continue excursions pays the admission tax on a per excursion basis while a riverboat that operates dockside pays the admission tax on a per entry basis. The Indiana Act provides for the suspension or revocation of a license whose owner does not timely submit the wagering or admission tax.

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

The Indiana General Assembly amended the Indiana Act in 2005 to (a) change the residency requirements of the members of the Indiana Commission, (b) authorize the Indiana Commission to employ its own agents, rather than enter into a contract with the Indiana State Police, (c) authorize the Indiana Commission to adopt an alternative certification process if the U.S. Coast Guard were to discontinue issuing certificates of inspection of Indiana riverboats, and (d) require the Indiana Commission to study alternative forms of gaming and to submit a report to the General Assembly in October 2005 ("the Report"). The Report submitted focused on a proposal to transmit via satellite, images of a live roulette game or other live game from one of Indiana's riverboats to other states, so citizens outside Indiana could wager on the live game.

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

An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability. A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without approval of the Indiana Commission. The Indiana Commission has delegated authority to its Executive Director to waive preapproval of financing transactions, provided prior discussions have been held with the Chair and the CPA member, or if there is no CPA member, the outside financial analyst, of the Indiana Commission. The Executive Director must report the waiver at the next Indiana Commission meeting and the Indiana Commission may direct the Executive Director to take different action with respect to the waiver. The Indiana Commission approved the intercompany loan of Aztar Riverboat Holding Company, L.L.C. to Aztar on June 23, 2005.

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

EMPLOYEES

Aztar employs approximately 9,800 people. Approximately 3,300 Aztar employees are represented by unions. Of the approximately 5,100 employees at Tropicana Atlantic City, approximately 2,100 are covered by collective bargaining contracts. Substantially all of these employees are covered by a contract that expires on September 14, 2009 and a small number are covered by contracts that expire in 2006 or 2008. At Tropicana Las Vegas, approximately 1,200 of the 2,000 employees are covered by collective bargaining contracts. Substantially all of these employees are covered by contracts that expire in 2007. The remainder of employees are covered by contracts that expire in 2006, 2008, 2009 or 2010. At Ramada Express there are approximately 1,200 employees, none of which are covered by collective bargaining agreements. Aztar has approximately 1,200 employees and 300 employees, respectively, at Casino Aztar Evansville and Casino Aztar Caruthersville, none of which are covered by collective bargaining agreements.

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

ITEM 1A. RISK FACTORS

The following risk factors, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in this report on Form 10-K. If any of the following risks and uncertainties or other risks and uncertainties not currently known to us or not currently considered to be material actually occur, our business, financial condition or operating results could be harmed substantially.

If we were to redevelop Tropicana Las Vegas, we could encounter problems during demolition, development and construction that could substantially increase the construction costs or delay the re-opening of Tropicana Las Vegas.

We may undertake a major redevelopment project at Tropicana Las Vegas. Construction projects like Tropicana Las Vegas are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include the following:

-	adverse weather that damages the project or causes delays;
-	delays in obtaining or inability to obtain necessary permits, licenses and approvals, including re-licensure from the Nevada Gaming Commission;
-	changes in statutes, regulations, policies and agency interpretations of laws applicable to gaming projects;
-	changes to the plans or specifications;
-	shortages of materials and skilled labor;
-	engineering problems;
-	labor disputes and work stoppages with contractors, subcontractors or others that are constructing the project;
-	environmental issues;
-	shortages of qualified employees;
-	labor issues;
-	fire, flooding and other natural disasters, construction accidents; and
-	geological, construction, excavation, regulatory and equipment problems.

During redevelopment, the casino would not be open and would not generate revenue. If we were to redevelop Tropicana Las Vegas, we may not complete the redevelopment on time or within budget, which could have a material adverse effect on our results of operations and prospects.

We depend on the results of Tropicana Atlantic City. Any material adverse effect on the operations of Tropicana Atlantic City could have a material adverse effect on us.

Approximately 54% of our consolidated revenues and 51% of our operating income for the fiscal year ended December 31, 2005 were derived from the operations of Tropicana Atlantic City. Because of the importance of Tropicana Atlantic City to our consolidated operating results, poor performance at Tropicana Atlantic City could have a material adverse effect on us. Tropicana Atlantic City experiences seasonal fluctuations in casino play that management believes are typical of casino hotel operations in Atlantic City. Operating results indicate that casino play is seasonally higher from May through October. Consequently, our revenues during the first and fourth quarters have generally been lower than for the second and third quarters, and from time to time we have experienced losses in the first and fourth quarters. Any event that adversely affects the operating results of Tropicana Atlantic City could have a material adverse effect on our operations and financial condition. Because Atlantic City Tropicana's operating results especially depend upon operations in the summer months, any event that adversely affects the operating results of the Atlantic City Tropicana during that period could have a material adverse effect on our operations and financial condition. Given Atlantic City's location, it is also subject to occasional adverse weather conditions, including storms and hurricanes that would impede access to Atlantic City and adversely impact our operations. In addition, competition is expected to intensify in the Atlantic City market in light of recent and proposed expansion and new development activities.

Non-reimbursed losses related to our October 30, 2003 construction accident could have a material adverse effect on us.

An accident occurred on the site of the construction of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction. Construction on the expansion project was substantially completed by year-end 2004. During the fiscal year ended December 31, 2005, we incurred $4,276,000 of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of professional fees incurred as a result of the accident. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with our insurers in the amount of approximately $52,100,000, of which we have received $3,500,000. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $70,100,000, of which we have received $9,200,000. We have also filed insurance claims of $9,000,000 for other costs we have incurred that are related to the construction accident, of which we have received $1,500,000. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal, and rebuild. At December 31, 2005, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $37,000,000.

Intense competition could result in our losing market share or profitability.

We face intense competition in each of the markets in which our gaming facilities are located. All of our casinos primarily compete with other casinos in their geographic market and, to a lesser extent, with casinos in other locations, including on Native American lands and on cruise ships, and with other forms of legalized gaming in the United States, including state sponsored lotteries, racetracks, off-track wagering and card parlors. We expect this competition to intensify as new gaming operators enter our markets and existing competitors expand their operations. Some of our competitors have significantly greater financial resources than we and as a result we may not be able to successfully compete against them in the future. Several states have considered legalizing casino gaming and others may in the future. Legalization of large-scale, unlimited casino gaming in or near any major metropolitan area or increased gaming in other areas could have an adverse economic impact on the business of any or all of our gaming facilities by diverting our customers to competitors in those areas. In particular, the expansion of casino gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a material adverse effect on us.

In addition, online gaming is a growing sector within the gaming industry. Online casinos offer a variety of games, including slot machines, roulette, poker and blackjack. Web-enabled technologies allow individuals to game using a variety of credit or debit cards. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be material.

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

Atlantic City. Tropicana Atlantic City competes with 11 other casinos in Atlantic City. It also competes with two large Native American casinos in Connecticut. The Borgata Hotel, Casino and Spa, a joint venture between Boyd Gaming Corporation and MGM Mirage, opened in July 2003, in Atlantic City's Marina District. The Borgata was the first casino to open in Atlantic City since April 1990, although many of the existing casinos have increased their gaming capacities and a few casino hotels have had major expansions. Other companies have announced a desire to open new casino hotels or expand existing properties in Atlantic City in the future. The Atlantic City market also faces additional future competition from the growing Native American casinos in Connecticut and the future casinos in Pennsylvania and the potential legalization of casino gaming in Delaware, Maryland and New York. In addition, slot machines have been added to race tracks in Delaware and West Virginia.

Las Vegas. Tropicana Las Vegas operates in the intensely competitive Las Vegas market. Competitors of Tropicana Las Vegas include resorts on the Las Vegas Strip, among which are Bally's Las Vegas, the Bellagio, Caesars Palace, Wynn Las Vegas, Harrah's Las Vegas Hotel and Casino, Luxor Hotel and Casino, Mandalay Bay Resort & Casino, MGM Grand Hotel and Casino, The Mirage, Monte Carlo Hotel and Casino, New York-New York Hotel and Casino, Paris Las Vegas, Treasure Island at The Mirage and The Venetian, and resorts off the Las Vegas Strip, such as Las Vegas Hilton, the Palms Casino Resort and Rio All-Suite Hotel & Casino. The Venetian Resort and Casino has announced an expansion named "Palazzo" which they expect to open on the Las Vegas Strip adjacent to the existing property in the first quarter of 2007. Wynn Resorts' expansion named "Encore" is expected to open adjacent to its Wynn Las Vegas by 2010. The Stardust Resort and Casino has announced its plan to tear down the existing resort to make way for an approximately $4 billion hotel-casino-shopping complex called "Echelon Place." According to such announcement, the Stardust will be demolished in early 2007 and Echelon Place opened in 2010. MGM has announced a $7 billion project named "City Center", which is expected to open in phases in 2009 with completion in 2010.

Laughlin. Ramada Express competes with several other casinos in Laughlin. Ramada Express also competes with casinos outside of Laughlin, including the Mojave tribe's casino hotel located approximately eight miles south of Laughlin. The Laughlin market is also affected by the Native American casinos in Arizona and California and additional capacity in Las Vegas and the surrounding area.

Evansville. Casino Aztar Evansville competes primarily with an Indiana riverboat casino in the Louisville, Kentucky market area and a riverboat casino in Metropolis, Illinois. Casino Aztar Evansville also indirectly competes with the Belterra Casino Resort, a riverboat casino in Switzerland County, Indiana. In addition, Casino Aztar Evansville competes with other Indiana riverboat casinos on the Ohio River in the Cincinnati, Ohio market area and to a lesser extent with riverboat casinos in other Indiana locations, none of which are in its primary 50-mile radius market area. Casino Aztar Evansville also competes with a pari-mutuel racing facility in Evansville. Casino Aztar Evansville will face additional future competition from an eleventh Indiana riverboat license, which was awarded in the West Baden area. There is also the potential for the legalization of casino gaming in Kentucky.

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

We are subject to extensive regulation. Our failure to comply may have a material adverse effect on our operations.

Regulation by Gaming Authorities. We face extensive state and local regulation on our ownership and operation of gaming facilities. The states and localities in which we conduct gaming operations require us to hold various licenses, qualifications, findings of suitability, registrations, permits and approvals. The various gaming regulatory authorities, including the Nevada Gaming Commission, the Nevada State Gaming Control Board, the New Jersey Casino Control Commission, the New Jersey Division of Gaming Enforcement, the Missouri Gaming Commission and the Indiana Gaming Commission may, among other things, limit, condition, suspend or revoke our gaming authorizations, including our ability to own the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. If we are ever precluded from operating one of our gaming facilities, we cannot assure you that we would be able to recover our full investment.

To date, we have obtained all governmental licenses, qualifications, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, there can be no assurance that we can obtain any new licenses, qualifications, findings of suitability, registrations, permits or approvals that may be required in the future or that existing ones will not be suspended or revoked. If we expand any of our current gaming facilities in New Jersey, Nevada, Indiana, or Missouri or into new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits and approvals of the gaming authorities. If we redevelop Tropicana Las Vegas, our license with the Nevada Gaming Commission would be surrendered in connection with the redevelopment and we would have to reapply for such license prior to re-opening. Any such approval process can be time consuming and costly and has no assurance of success.

From time to time, legislative and regulatory changes are proposed, and court decisions rendered, that could be adverse to us. In addition, from time to time, investigations are conducted relating to the gaming industry. We are required to report particular cash transactions to the U.S. Department of the Treasury pursuant to the Bank Secrecy Act. Violation of the reporting requirements of the Bank Secrecy Act could result in civil as well as criminal penalties, including fines, imprisonment or both, which in turn could result in the revocation, suspension, imposition of conditions upon or failure to renew the casino license of the affected facility. The States of Nevada and Indiana have adopted regulations similar to the Bank Secrecy Act that require the Nevada and Indiana facilities to document and report specific currency transactions to the Nevada State Gaming Control Board and the Indiana Gaming Commission, respectively, in addition to reporting to the U.S. Department of the Treasury. Violation of these regulations could result in action by Nevada or Indiana authorities to fine or revoke, suspend, impose conditions upon or fail to renew the Nevada or Indiana facilities' licenses and our licensing approval.

Taxation Policies. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have operations that, if enacted, could adversely affect the tax aspects of the gaming industry and us in particular. Legislation of this type may be enacted in the future. The federal government has also previously considered a federal tax on casino revenues and may consider such a tax in the future. In addition, gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes, and such taxes and fees are subject to increase at any time. For example, in June 2002 the legislature in Indiana changed the gaming and admission tax rates for casino operators. Then, in its 2003 legislative session, the Indiana General Assembly imposed a retroactive wagering tax on all riverboat casinos, moving the effective date of the 2002 graduated wagering tax from August 1, 2002 to July 1, 2002. The Indiana Department of Revenue has assessed this retroactive tax on the riverboat casinos, without providing an offset for taxes paid at a higher tax rate during that one-month period. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets, could have a material adverse effect on our future financial results.

Regulation of Our Riverboats. The riverboat gaming and support facilities that we operate must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety or requirements of state and local law, including the requirements of state gaming authorities, or both. If any of our riverboat gaming and support facilities fail to meet these requirements, we might be forced to stop operating the casino on it or connected with it. Each of the floating riverboat facilities must hold a Certificate of Inspection or must be approved by the American Bureau of Shipping for stabilization and flotation, and may also be subject to local zoning and building codes, as well as additional requirements mandated by state law or by the gaming regulatory authority with jurisdiction over the facilities. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the cruising vessels and require individual licensing of all personnel involved with the operation of the cruising vessels. Loss of a Certificate of Inspection or American Bureau of Shipping approval or other approval mandated by state law or by the gaming regulatory authority with respect to our riverboat facilities would preclude its use as a floating casino. In addition, U.S. Coast Guard regulations require a hull inspection at a U.S. Coast Guard-approved dry docking facility or an underwater hull survey for all cruising riverboats at five-year intervals and state and local authorities may have additional inspection requirements. The travel to and from such docking facility, as well as the time required for inspections, could be significant. The loss of a dockside casino or riverboat casino from service for any period of time could adversely affect our business, financial condition and results of operations.

Adverse economic conditions could have a negative effect on our business.

Gaming industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. For instance, our properties use significant amounts of electricity, natural gas and other forms of energy. The recent substantial increases in the cost of electricity in the United States could negatively affect our operating results. The extent of such impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, energy prices in cities that constitute a significant source of our customers for our properties could result in a decline in disposable income of potential customers and a corresponding decrease in visitation to our properties, which would negatively impact revenues. In addition, the currently elevated price of gasoline, and any further increases, may cause our potential customers to forego driving to our properties or reduce the frequency of visits, which could negatively affect our results of operations. Also, a recession or downturn in the general economy, or in a region constituting a significant source of customers for our properties, could result in fewer customers visiting our properties, which would adversely affect our results of operations.

Terrorist activity or threat of such terrorist activity or other natural disasters may negatively impact our business.

The strength and profitability of our business will depend on consumer demand for hotel casino resorts in general and for the type of amenities we offer. Certain catastrophic events such as major fires, floods, storms, earthquakes, hurricanes, tornadoes, tidal waves, civil disorders, riots, biological attacks, war, acts of sabotage or terrorism or other similar events could result in a significant negative impact on our business, financial condition and results of operations. In particular, the casino and hospitality industries can be adversely affected by terrorist activity or the threat, perceived or otherwise, of terrorist activity. Such activity or threat may limit levels of business and personal travel and cause concerns about the safety of high-profile tourism areas, such as Las Vegas. Las Vegas tourism experienced decline in 2002 as a consequence of the September 11, 2001 terrorist acts.

Our dockside and riverboat facilities are subject to additional risks.

Dockside and riverboat facilities are subject to risks in addition to those associated with land-based casinos, including loss of service due to casualty, mechanical failure, extended or extraordinary maintenance, flood, hurricane or other severe weather. Our riverboats face additional risks from the movement of vessels on waterways. Reduced patronage and the loss of a dockside or riverboat casino from service for any period of time could adversely affect our results of operations.

We are party to various legal proceedings. A negative outcome in these proceedings could have a material adverse effect on our operations.

We are a party to certain legal proceedings, including our involvement as a defendant in a video poker and electronic slot machine lawsuit as well as our involvement in several lawsuits, as either a defendant or a plaintiff, related to the October 30, 2003 construction accident at the site of the expansion of the Atlantic City Tropicana. These lawsuits are described in more detail under Item 3 - Legal Proceedings. Regardless of the ultimate outcome of our legal proceedings, they could result in significant diversion of time by our management. The results of our pending legal proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results.

We are subject to various environmental regulations. Our failure to comply may have a material adverse effect on our operations.

We are subject to federal, state and local environmental, safety and health laws, regulations and ordinances that apply to gaming and non-gaming businesses generally, including among others:

-	the Clean Air Act;
-	the Clean Water Act;
-	the Occupational Safety and Health Act; and
-	Comprehensive Environmental Response, Compensation, and Liability Act.

We have not made any material expenditures with respect to environmental, safety and health laws, regulations and ordinances. However, the insurance coverage and attendant compliance costs associated with these laws, regulations and ordinances may result in future additional costs to our operations. For example, in 1990, the U.S. Congress enacted the Oil Pollution Act to establish a comprehensive federal oil spill response and liability framework. Pursuant to the Oil Pollution Act, the Department of Transportation implemented regulations requiring owners and operators of specific vessels, including us, to establish and maintain through the U.S. Coast Guard evidence of financial responsibility sufficient to meet their potential liability under both the Oil Pollution Act and the Comprehensive Environmental Response, Compensation, and Liability Act for discharges or threatened discharges of oil or hazardous substances. This requirement may be satisfied by either proof of adequate insurance, including self-insurance, or the posting of a surety bond or guaranty. Some of our properties currently have or had underground fuel storage tanks and construction materials containing asbestos.

We extend credit to our customers and our inability to collect gaming debts may have a material adverse effect on our results of operations.

We conduct our gaming activities on a credit as well as a cash basis, except in Missouri, which prohibits gaming on a credit basis. Table games players are typically extended more credit than slot players, and high-stakes players are typically extended more credit than patrons who tend to wager lower amounts. Our credit policy varies from facility to facility based upon the various types of customers at each facility and regulatory requirements in each jurisdiction. In general, credit is extended to new credit customers after verification of certain banking information and evaluation of the customer's credit history from other casinos, the customer's income and net worth, and traditional consumer credit reports. Additional credit may be extended to existing credit customers after evaluating the above factors plus the player's prior gaming and credit history with our casino. Gaming debts are legally enforceable under the current laws of Indiana, New Jersey and Nevada; however, it is not clear that all other states or that foreign countries will honor these policies. At December 31, 2005, receivables due from non-United States customers were 9% of our accounts receivable before the allowance for doubtful accounts. We have made provisions for estimated uncollectible gaming receivables in order to reduce gaming receivables to amounts deemed to be collectible. However, our inability to collect gaming receivables could have a material adverse effect on our results of operations.

The loss of our senior management could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team. We will rely on senior management's knowledge of the local market and experience in opening and operating casinos in the markets in which we operate. We may not be able to retain our existing senior management or attract and retain additional qualified senior management personnel when the need arises. If we lose the services of a large portion of our senior management and are unable to find suitable replacements, our business may be significantly impaired.

We may not be able to obtain sufficient insurance coverage to replace or cover the full value of losses that we could suffer.

The terrorist attacks of September 11, 2001 and other market conditions have substantially affected the availability of insurance coverage for certain types of damages or occurrences. While we have obtained limited insurance coverage with respect to the occurrences of casualty damage to cover any losses that could result from these acts or events for the next year, we may not be able to obtain sufficient or similar insurance for later periods. The lack of sufficient types of insurance for these types of acts and other casualty losses could expose us to heavy losses in the event that any damages occur, directly or indirectly, as a result of such casualty losses. In the event that we do not have sufficient insurance coverage to insure against certain casualty losses our operations could be negatively impacted.

If a third party asserts certain forms of intellectual property claims against us, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property right of relevance to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such allegations should be true, may have a material impact on our business.

We have a substantial amount of indebtedness, which could adversely affect our financial condition.

As of December 31, 2005, our total consolidated indebtedness was approximately $723,000,000. In addition, the agreements governing our outstanding indebtedness permit us to incur additional debt if required debt coverage tests are satisfied. If new debt were to be incurred in the future, the related risks could increase.

Our substantial indebtedness could have significant effects on our business and future operations. For example:

-	we may face difficulties in satisfying our obligations with respect to the indebtedness;
-

we may be required to dedicate a substantial portion of our cash flow from operations to repay our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general operating requirements;

-	we may be limited in our ability to react to changing business and economic conditions and withstand competitive pressures;

-

it could result in an event of default if we fail to comply with the financial and other restrictive covenants contained in the agreements governing our indebtedness, which would permit the lenders thereunder to exercise remedies against us and our properties;

-	it may limit our ability to obtain financing to fund future working capital, capital expenditures and other general business activities;
-	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
-	our cash flow may be insufficient to meet our required principal and interest payments;
-	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
-	we may default on our obligations and the lenders or mortgagors may foreclose on our properties that secure their loans;
-	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
-	it may place us at a competitive disadvantage compared to our competitors that have less debt.

Ramada indemnification agreements could have a material adverse effect on us.

In connection with our restructuring in December 1989, we agreed to indemnify Ramada Inc. against all monetary judgments in certain lawsuits pending against Ramada and its subsidiaries, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7,000,000 at December 31, 2005.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     TROPICANA ATLANTIC CITY

Tropicana Atlantic City is located on an approximate 14-acre site in Atlantic City, New Jersey. Tropicana Atlantic City is wholly-owned by Aztar.

     TROPICANA LAS VEGAS

Tropicana Las Vegas is located on a 34-acre site in Las Vegas, Nevada. We have a master-plan for a potential development of the Las Vegas Tropicana site. We have not yet made a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development that we ultimately undertake, if any. Tropicana Las Vegas is wholly-owned by Aztar.

     RAMADA EXPRESS

Ramada Express is located on an approximate 31-acre site in Laughlin, Nevada. Ramada Express is wholly-owned by Aztar.

     CASINO AZTAR EVANSVILLE

Casino Aztar Evansville operates on and from a base 8 1/2-acre site next to the Ohio River in downtown Evansville, Indiana. Approximately 4 1/2 acres are leased from the City of Evansville. We own the remaining 4 acres, a portion of which we acquired during 2003. Approximately three-fourths of one of these acres was used to accommodate an 11,000 square-foot executive conference center that was completed during 2004. In addition, we have an approximately seven-acre site located near our base that is currently being developed. Our lease with the City was entered into in 1995 for an initial term of ten years with three five-year renewal options. In July 2005, we exercised the first of our three renewal options to extend the lease term through November 2010. We also modified the lease to add four additional five-year renewal options that give us the ability to continue the lease through November 30, 2040. Under the terms of the lease renewal, the City will provide us with $1 of credit against our rent for each $2.50 of development capital expenditures up to $25 million that we make. Phase one of our plans for development in Evansville includes a 100-room boutique hotel and a multi-venue entertainment complex adjacent to a park, both of which will be situated on a portion of our seven-acre site.

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

On December 10, 2002, the plaintiffs made a settlement offer. That offer, which would have entailed the payment (in various forms) of hundreds of millions of dollars by the defendants, was rejected by letter dated January 3, 2003. No counter offer was made. Briefings were completed and filed with the court. The appeal was argued to the Court of Appeals for the Ninth Circuit on January 15, 2004, in San Francisco, California. On August 10, 2004, the Ninth Circuit affirmed the district court's denial of the plaintiffs' motion for class certification, and the case was remanded to the district court. All defendants filed motions for summary judgment, and those motions were granted on September 15, 2005. All of the plaintiffs' claims against the Company were dismissed. The plaintiffs have appealed to the Court of Appeals for the Ninth Circuit from the order dismissing their case, and have also appealed several previously issued discovery orders. Some defendants (including the Company) filed a motion seeking an award of attorneys' fees against the plaintiffs and their counsel. On February 13, 2006, the District Court of Nevada denied the defendants' motion seeking the attorneys' fees. With the denial of the motion for attorneys' fees, the Ninth Circuit established a briefing schedule on the plaintiffs' appeal of the judgment in the underlying case. No argument date has been set. We believe that plaintiffs' allegations are without merit, and we intend to defend the actions vigorously.

On March 30, 2004, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action in the United States District Court, District of New Jersey. The action arises out of the October 30, 2003 collapse of a portion of a parking garage under construction at the Tropicana Casino and Resort in Atlantic City, New Jersey. The action was brought by Zurich American Insurance Company, which issued a policy of "Completed Value Builders Risk" insurance covering the construction of the garage and related improvements at the Tropicana. The action seeks declaratory relief with respect to certain items of loss for which claims have been made or may be made by the Company or the general contractor on the project, Keating Building Corporation. Specifically, the action seeks a judicial declaration of the meaning and application of the insurance policy to certain property damage and delay losses. Zurich has advanced or paid in excess of $40 million under its policy on account of claimed losses associated with the collapse and has not contested the validity of its policy or that the collapse was generally an insured event under the policy, but does contest its obligations to pay all or portions of the categories of loss identified in its complaint as well as its obligation to pay a portion of the Company's "delay" claim. The Company disagrees with Zurich's positions as set forth in its complaint and intends to contest the action vigorously. The Company and Keating Building Corporation have formalized their agreement to refrain from asserting any claims that each may have against the other and which agreement further provides for the Company to fund the bulk of the costs of the demolition and reconstruction of the improvements damaged by the collapse subject to the contemplated subsequent recovery of much, if not all, of such costs of the demolition and reconstruction from various insurers and other parties, with the Company and Keating Building Corporation having agreed to the sharing of certain insurance recoveries in this matter. During 2005, Zurich filed an amended complaint that asserts additional claims in which Zurich contests its obligation to pay all or portions of the Company's "delay," "physical damage," and "extended general conditions" claims. The Company disagrees with Zurich's positions and intends to contest the action vigorously. Discovery has begun.

On April 21, 2004, the Company filed an action in the Superior Court of the State of Arizona, Maricopa County, against Lexington Insurance Company; U.S. Fire Insurance Company; Westchester Surplus Lines Insurance Company; Essex Insurance Company; Certain Underwriters at Lloyd's, London; Hartford Fire Insurance Company and Zurich American Insurance Company. The action also arises out of the garage collapse. The Company filed the action seeking declaratory relief and damages for breach of contract under policies of insurance issued by the defendant insurers in connection with losses claimed by the Company on account of the collapse, including losses for business interruption at the Atlantic City Tropicana due to the collapse and the resulting impairment of the Company's hotel, restaurant, casino and related operations there, which the defendant insurers have refused to pay in full. The Company seeks a declaration establishing its right to coverage for its business interruption losses and extra expenses incurred on account of the loss, payment of such losses and expenses, including its "loss adjustment" expenses up to $1 million, its attorneys' fees in connection with the action, and other relief that may be available. The defendant insurers moved to dismiss the action on the ground that New Jersey is a more convenient forum. However, on October 8, 2004, the Superior Court of the State of Arizona denied the insurers' motion and ruled that the case will stay in Arizona. During 2005, Lexington Insurance Company paid its applicable policy limits and has been dismissed from the action. The Company subsequently added AXIS (Bermuda) Limited as an additional defendant. Discovery has begun.

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

On December 29, 2003, the Company and Adamar of New Jersey, Inc. d.b.a. Tropicana Casino and Resort in Atlantic City were named as defendants to an action brought by Govathlay Givens in the Superior Court of New Jersey in Atlantic County. This action also arose out of the October 30, 2003 garage collapse. Between June 15, 2004 and January 18, 2006, six lawsuits were filed for damages incurred by family members as a result of the deaths of four construction workers. In addition, thirty-five additional personal injury complaints were filed by other plaintiffs for unspecified amounts of compensatory and punitive damages including four that were filed in October 2005. In December 2005, the Court concluded that settlement agreements that were entered into between ten of the plaintiffs and Liberty Mutual Insurance Company were fair and reasonable. Other companies involved with the construction of the garage were also named as defendants. They included Keating Building Corporation; Wimberly, Allison, Tong & Goo; SOSH Architects; DeSimone Consulting Engineers; Mid-State Filigree Systems; Site-Blauvelt Engineers; Fabi Construction, Inc.; Pro Management Group, Inc.; Liberty Mutual Insurance Co.; and Mitchell Bar Placement, Inc. The Company disputes the allegations against it and its affiliate and is contesting the liability aspect of them vigorously. The court is handling these cases in a coordinated fashion as the Tropicana Parking Garage Collapse Litigation and has issued a Case Management Order governing various matters concerning complaints, answers and cross-claims, as well as discovery and mediation. Discovery is ongoing and depositions are continuing in the remaining lawsuits.

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

In a lawsuit filed on February 13, 2003 in the Superior Court of Maricopa County, Arizona, the Company was named as a defendant to an action brought by the plaintiff, Aaron Dolgin. The plaintiff's claims were based upon alleged violation of the Arizona Consumer Fraud Act; fraudulent advertising; breach of contract; breach of the implied-in-law covenant of good faith and fair dealing; and unjust enrichment. The complaint arose from a $1 per day telephone surcharge assessed to certain guests at check-in at the Tropicana Resort and Casino in Las Vegas, Nevada and the Tropicana Casino and Resort in Atlantic City, New Jersey (the "Tropicana Hotels"). The Tropicana Hotels are owned and operated by subsidiaries of the Company. The cause of action alleging fraudulent advertising has been dismissed with prejudice. To the extent the complaint alleged causes of action based upon the assessment of a telephone surcharge by other properties owned and operated by subsidiaries of the Company (exclusive of the Tropicana Hotels), those claims have been dismissed without prejudice.

The plaintiff alleged that he was forced to pay the telephone surcharge or lose his reservation deposit, whether or not he intended to use the telephone in his room. The plaintiff claimed that he was in effect charged $1 extra per day for his hotel room, thus rendering the advertised room rates misleading and in breach of a contractual obligation to provide him a hotel room for an advertised price that did not include the telephone surcharge. The Tropicana Hotels are the only properties owned and operated by subsidiaries of the Company that have assessed the telephone surcharge. The parties briefed the issue of whether this matter should be certified as a class action. In an Order dated February 28, 2005, the Court denied the plaintiff's motion to certify this matter as a class action. As a result, only the plaintiff's individual claims based on the single $1 telephone surcharge he paid to the Tropicana Resort and Casino in Las Vegas, Nevada remained pending. The plaintiff did not actively litigate this matter after the denial of the motion for class certification except to respond to the attorneys' fee application, referenced below. The Court subsequently placed the case on the Inactive Calendar for dismissal on June 20, 2005 unless the plaintiff filed a motion to set the matter for trial before that date. The plaintiff failed to file a motion to set the matter for trial before that date. On July 15, 2005, the Court entered a Judgment of Dismissal Without Prejudice as to all of the plaintiff's remaining claims for lack of prosecution. On August 12, 2005, the Company filed an application with the Court seeking a discretionary award from the plaintiff and his counsel of the attorneys' fees and costs incurred by the Company. The Court heard oral arguments on that application on December 6, 2005. The Court granted the company's attorneys' fee application, in part. On December 28, 2005, the Court entered Judgment in favor of the Company and against the plaintiff in the amount of $222,470 consisting of $214,409 for attorneys' fees and $8,061 for costs. On

February 2, 2006, the plaintiff filed a Notice of Appeal of the Judgement. The Company intends to vigorously defend the appeal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The registrant has elected not to include information concerning its executive officers in its 2006 Proxy Statement, as allowed by the Proxy Statement instructions. The registrant relies on General Instruction G(3) of this report on Form 10-K in presenting the following information on its executive officers.
			Tenure
Name	Office	Age	With Company	Present Position
Robert M. Haddock	Chairman of the Board, President and Chief Executive Officer	61	25 years	1 year
Neil A. Ciarfalia	Chief Financial Officer, Vice President and Treasurer	58	11 years	1 year
Nelson W. Armstrong, Jr.	Vice President, Administration, and Secretary	64	33 years	16 years
Joe C. Cole	Vice President, Corporate Communications	67	18 years	18 years
Meridith P. Sipek	Vice President and Controller	59	28 years	2 years

Robert M. Haddock. Mr. Haddock joined Ramada Inc. in 1980 and held various positions before becoming executive vice president and chief financial officer in March 1987, serving in that capacity until 1989, when he assumed the same position with Aztar. Mr. Haddock was appointed president of Aztar in May 2002 and continued his position as chief financial officer. In December 2004, the Board of Directors of Aztar selected Mr. Haddock as chief executive officer and chairman of the board effective March 1, 2005. On February 17, 2005, the Board of Directors approved Mr. Haddock to continue on as president of the Company. Therefore, Mr. Haddock's position, effective March 1, 2005 became chairman of the board, president and chief executive officer.

Neil A. Ciarfalia. Mr. Ciarfalia joined Aztar in 1995 as treasurer. Prior to joining Aztar, Mr. Ciarfalia spent 11 years with the commercial aircraft division of Saab-Scania AB. During that time, he served Saab as president of the various divisional finance companies which arranged or provided financing for the acquisition of Saab aircraft and related products. Mr. Ciarfalia was appointed vice president of Aztar in May 2004 and continued his position as treasurer. On February 17, 2005, the Board of Directors appointed Mr. Ciarfalia to the position of chief financial officer in addition to vice president and treasurer, effective March 1, 2005.

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
Aztar had 4,771 shareholders of record as of January 31, 2006.
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the fourth quarter ended December 31, 2005 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 September 30, 2005 to October 27, 2005	--	--	--	794,224*
Month #2 October 28, 2005 to December 1, 2005	--	--	--	794,224*
Month #3 December 2, 2005 to December 31, 2005	--	--	--	794,224*

*

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

The additional information required by this Item 5 is included in this report on pages F-20, F-37, F-41 and F-64.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in this report on pages F-64 through F-67.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is included in this report on pages F-39 through F-63.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is included in this report on pages F-57 and F-58 under the caption "Market Risk".

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

We carried out an evaluation as of December 31, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We performed an evaluation as of December 31, 2005, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the Company's internal control over financial reporting. We recognize, as members of the Company's management, that we are responsible for establishing and maintaining adequate internal control over financial reporting and for assessing, on an annual basis, the effectiveness of the Company's internal control over financial reporting. Our assessment was performed in accordance with the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005 based on those criteria. Our assessment as of December 31, 2005 of the effectiveness of the Company's internal control over financial reporting has been audited by our independent registered public accounting firm who has also audited the financial statements included in this annual report as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at December 31, 2005 with respect to compensation plans under which equity securities of the registrant are authorized for issuance.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,749,662	$17.72	3,043,494
Equity compensation plans not approved by security holders
Total	3,749,662	$17.72	3,043,494

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
AZTAR CORPORATION Registrant	By NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer	February 23, 2006 Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
ROBERT M. HADDOCK Robert M. Haddock	Chairman of the Board, President and Chief Executive Officer, and Director	February 23, 2006
NEIL A. CIARFALIA Neil A. Ciarfalia	Chief Financial Officer, Vice President and Treasurer	February 23, 2006
MERIDITH P. SIPEK Meridith P. Sipek	Vice President and Controller	February 23, 2006
JOHN B. BOHLE John B. Bohle	Director	February 23, 2006
FRANK J. BRADY Frank J. Brady	Director	February 23, 2006
GORDON M. BURNS Gordon M. Burns	Director	February 23, 2006
LINDA C. FAISS Linda C. Faiss	Director	February 23, 2006
JOHN A. SPENCER John A. Spencer	Director	February 23, 2006

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
I.	Financial Statements - Aztar Corporation and Subsidiaries	Page

	Report of Independent Registered Public Accounting Firm. . . . . .	F-2
	Consolidated Balance Sheets at December 31, 2005 and December 30, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-3
	Consolidated Statements of Operations for the years ended December 31, 2005, December 30, 2004 and January 1, 2004. . . . . . . . .	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 30, 2004 and January 1, 2004. . . . . . . . .	F-6
	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, December 30, 2004 and January 1, 2004 .	F-8
	Notes to Consolidated Financial Statements . . . . . . . . . . . .	F-10

II.	Financial Statement Schedules - Aztar Corporation and Subsidiaries
	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. . . . . . . . . . . . . . . . . .	S-1
	Schedule II - Valuation and Qualifying Accounts . . . . . . . . .	S-2

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Aztar Corporation:

We have completed the integrated audits of Aztar Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Aztar Corporation and its subsidiaries (the "Company") at December 31, 2005 and December 30, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 23, 2006

F-2.1

AZTAR CORPORATION AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
December 31, 2005	December 30, 2004

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Construction accident receivables
  Refundable income taxes
  Inventories
  Prepaid expenses
  Insurance deposits
  Deferred income taxes

    Total current assets

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

$ 88,199 26,490 2,949 1,288 7,382 13,543 -- 11,026 150,877 25,215 1,008,372 216,166 18,463 9 1,243,010 33,722 102,510 $1,555,334 ==========	$ 52,908 17,668 4,247 19,457 8,643 10,300 6,000 11,331 130,554 23,602 1,015,140 216,111 7,869 26 1,239,146 34,380 83,958 $1,511,640 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)
December 31, 2005	December 30, 2004

Liabilities and Shareholders¢ Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Accrued rent
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
  (redemption value $15,107 and $17,791)

Shareholders¢ equity:
  Common stock, $.01 par value (35,778,952 and
    34,781,585 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

$ 92,835 26,794 7,577 760 1,293 824 130,083 721,676 16,419 46,006 4,620 546 474,637 373,897 (1,899) (210,651) 636,530 $1,555,334 ==========	$ 94,321 29,978 9,029 8,787 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========	$ 94,321 29,978 9,029 8,787 1,292 972 144,379 731,253 23,815 40,988 4,914 533 451,404 319,018 (3,259) (201,405) 566,291 $1,511,640 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
(in thousands, except per share data)
2005	2004	2003

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

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming
    dilution

$700,221
104,051
60,009
  51,161
915,442

278,322
47,495
57,222
32,087
93,637
94,099
26,323
27,580
1,687
33,707
7,856
4,276
(871)
67,517
      --
 770,937

144,505

6,001
1,390
(56,366)
      --

95,530

 (39,570)

$ 55,960
========

$   1.55

$   1.49

35,332

37,111

$609,345
85,713
55,208
  39,727
789,993

255,118
42,602
54,037
29,945
76,321
85,478
20,216
26,180
967
30,316
8,711
3,956
(12,217)
55,128
   2,893
 679,651

110,342

3,907
807
(37,012)
 (10,372)

67,672

 (39,197)

$ 28,475
========

$    .79

$    .76

34,547

36,558

$616,974
76,218
55,979
  39,853
789,024

257,837
39,349
53,645
30,106
72,784
77,227
17,761
24,123
1,530
29,442
8,779

--
50,906
      --
 664,001

125,023

--

(36,375)
      --

89,384

 (28,454)

$ 60,930
========

$   1.72

$   1.66

34,999

36,563

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
 (in thousands)
2005	2004	2003

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization
    Provision for losses on accounts
      receivable
    Loss on early retirement of debt
    Loss on reinvestment obligation
    Rent expense
    Deferred income taxes
    Proceeds from insurance
    Change in assets and liabilities:
      (Increase) decrease in receivables
      (Increase) decrease in refundable
        income taxes
      (Increase) decrease in inventories
        and prepaid expenses
      Increase (decrease) in accounts
        payable, accrued expenses and
        income taxes payable
    Other items, net

  Net cash provided by (used in)
    operating activities

Cash Flows from Investing Activities
Reduction in investments
Return of insurance deposits
Proceeds from insurance
Reduction in other assets
Purchases of property and equipment
Additions to other long-term assets

  Net cash provided by (used in)
    investing activities

$ 55,960 69,786 1,687 -- 1,885 591 5,323 (6,706) (8,778) 18,169 (3,390) (2,567) (7,361) 124,599 3,747 6,000 6,706 8,330 (85,936) (38,693) $ (99,846)	$ 28,475 56,950 967 10,372 991 470 17,140 (10,879) (5,275) (13,870) (1,745) 19,879 1,791 105,266 1,930 -- 10,879 1,575 (160,327) (44,624) $(190,567)	$ 60,930 52,432 1,530 -- 250 459 688 -- (47) (994) (1,167) (4,399) 1,683 111,365 2,252 -- -- 2,102 (147,379) (25,948) $(168,973)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
 (in thousands)
2005	2004	2003

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Principal payments on long-term debt
Premium paid on early retirement of debt
Principal payments on other long-term
  liabilities
Debt issuance costs
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in)
    financing activities

Net increase (decrease) in cash and
  cash equivalents

Cash and cash equivalents at beginning
  of year

    Cash and cash equivalents at end
      of year

Supplemental Cash Flow Disclosures

$ 446,980 10,120 (439,359) -- (22) -- (5,799) (383) (999) 10,538 35,291 52,908 $ 88,199 =========	$1,018,572 3,613 (930,921) (7,616) (22) (12,768) (1,858) (406) (971) 67,623 (17,678) 70,586 $ 52,908 =========	$ 405,257 1,466 (288,015) -- (33) -- (42,244) (435) (698) 75,298 17,690 52,896 $ 70,586 =========

Summary of non-cash investing and
  financing activities:
    Exchange of common stock in lieu of
      cash payments in connection with
      the exercise of stock options
    Current liabilities incurred for
      other assets
    Contract payable incurred for property
      and equipment
    Other long-term liabilities incurred
      for property and equipment

Cash flow during the year for the
  following:
    Interest paid, net of amount
      capitalized
    Income taxes paid

$ 3,447 -- 356 1,087 $ 55,549 7,596	$ 2,050 -- -- -- $ 35,639 30,806	$ -- 1,919 -- -- $ 34,506 27,765

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  January 2, 2003
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
  Repurchase of
    common stock
Balance,
  January 1, 2004
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption

Balance,
  December 30, 2004

$ 524 2 526 7 $ 533 ======	$439,275 1,464 759 441,498 5,656 4,250 $451,404 ========	$231,420 60,930 (777) 291,573 28,475 (1,030) $319,018 ========	$ (612) (914) (1,526) (1,733) $ (3,259) =========	$(155,253) (42,244) (197,497) (3,908) $(201,405) =========	$515,354 60,930 (914) 60,016 1,466 759 (777) (42,244) 534,574 28,475 (1,733) 26,742 1,755 4,250 (1,030) $566,291 ========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
 (in thousands)
Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss - Minimum Pension Liability Adjustment	Treasury Stock	Total

Balance,
  December 30, 2004
  Net income
  Minimum pension
    liability
    adjustment,
    net of
    income tax
      Total
      comprehensive
      income
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption

Balance,
  December 31, 2005

$ 533 13 $ 546 ======	$451,404 14,016 9,217 $474,637 ========	$319,018 55,960 (1,081) $373,897 ========	$ (3,259) 1,360 $ (1,899) =========	$(201,405) (9,246) $(210,651) =========	$566,291 55,960 1,360 57,320 4,783 9,217 (1,081) $636,530 ========

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

On December 7, 2005, the Board of Directors of the Company adopted a resolution changing the Company's 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year. The change is effective for the reporting period ended December 31, 2005. The period ended December 31, 2005 reflects the Company's results of operations for a 366-day period beginning December 31, 2004 and covers the two-day transition period of December 30 and 31, 2005. Under the prior 52/53 week fiscal year, the fiscal years 2004 and 2003 included 52 weeks.

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

Short-term Investments

Short-term investments purchased with an original maturity of over three months but less than one year are stated at cost, which approximates fair value because of their short maturity. There were no short-term investments at December 31, 2005 or December 30, 2004.

Inventories

Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the average cost methods.

Advertising Costs

Costs for advertising are expensed as incurred, except costs for direct-response advertising, which are capitalized and amortized over the period of the related program, which varies from one month to six months. Direct-response advertising costs consist primarily of mailing costs associated with direct-mail programs. Capitalized advertising costs, included in prepaid expenses, were immaterial at December 31, 2005 and December 30, 2004. Advertising costs that were expensed during the year were $18,131,000 in 2005, $18,688,000 in 2004 and $15,433,000 in 2003.

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

Property and Equipment

Property and equipment are stated at cost. During construction, the Company capitalizes interest and other direct and indirect costs, which are primarily property taxes, insurance costs, outside legal costs and the compensation costs of project personnel devoted exclusively to managing the project. Interest is capitalized monthly by applying the effective interest rate on certain borrowings to the average balance of expenditures. The interest that was capitalized during the year was $127,000 in 2005, $12,886,000 in 2004 and $8,322,000 in 2003.

Depreciation and amortization are computed by the straight-line method based upon the following useful lives: buildings and improvements, 3-40 years; riverboats, barge, docking facilities and improvements, 3-35 years; furniture and equipment, 3- 15 years; and leasehold improvements, shorter of lease term or asset useful life. Accumulated depreciation and amortization on buildings, riverboats and equipment was $631,326,000 at December 31, 2005 and $575,986,000 at December 30, 2004.

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

The Company acquired a 50% interest in the Tropicana trademark, an intangible asset with an indefinite life, at an allocated cost of $22,172,000 based upon fair value.

Other Assets

Debt issuance costs are capitalized as incurred and amortized using the interest method.

Development costs associated with pursuing opportunities in gaming jurisdictions, as well as in jurisdictions in which gaming has not been approved, are expensed as incurred until a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility, has applied for a gaming license or has obtained rights to a specific site. Development costs incurred subsequent to these criteria being met are capitalized. Development costs associated with the Company's existing properties are expensed as incurred until a particular project is deemed viable and selected for further evaluation, after which they are capitalized. Development costs consist primarily of licensing costs, site acquisition costs, concept and design fees and architectural fees. In jurisdictions in which gaming has not been approved, only site acquisition costs are capitalized. In the event a project is later determined not to be viable or the Company is not licensed to operate a facility at a site, the capitalized costs related to this project or site would be expensed. At December 31, 2005 and December 30, 2004, the Company had capitalized development costs of $25,008,000 and $18,350,000, respectively. It is reasonably possible that management's estimate of viability with regard to a development project may change in the near term.

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

Valuation of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or amortizable intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposition. An annual impairment review based on fair value is required for all intangible assets with indefinite lives. The Company performed an impairment test of its intangible assets with indefinite lives during the year 2005 and concluded that there was no impairment.

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

Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company's stock-based employee compensation plans are more fully discussed in Note 11. Stock Options.

Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its stock option plans under the fair-value-based method of that Statement. The fair value for these options was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8% in 2005, 4.2% in 2004 and 2.6% in 2003, no dividend in 2005, 2004 or 2003, volatility factor of the expected market price of the Company's common stock of .36 in 2005, .47 in 2004 and .50 in 2003, and an expected life of the option of 5.0 years in 2005 and 2004 and 5.2 years in 2003.

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

At the beginning of the 2006 calendar year, the Company will adopt the non-substantive vesting approach for new options granted after December 31, 2005. Under the non-substantive approach, the fair value of the options granted to retirement eligible employees is expensed immediately at the date of grant. For those employees who become retirement eligible during the vesting period, the expense is amortized over the period from the grant date to the date of retirement eligibility. The Company will continue to use the nominal vesting approach after the beginning of the 2006 calendar year for all options granted prior to the beginning of the 2006 calendar year. The computations of pro forma net income under SFAS 123 using both the nominal vesting approach and the non-substantive vesting approach are presented below.

The pro forma information using the nominal vesting approach is as follows (in thousands, except per share data):

2005	2004	2003

Net income, as reported
Add: Stock-based employee
  compensation expense included
  in reported net income, net of
  income tax benefit
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 55,960 300 (4,122) $ 52,138 ======== $ 1.55 $ 1.45 $ 1.49 $ 1.38	$ 28,475 -- (3,977) $ 24,498 ======== $ .79 $ .68 $ .76 $ .65	$ 60,930 -- (3,197) $ 57,733 ======== $ 1.72 $ 1.63 $ 1.66 $ 1.58

The pro forma information assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):

2005	2004	2003

Net income, as reported
Add: Stock-based employee
  compensation expense included
  in reported net income, net of
  income tax benefit
Deduct: Total stock-based
  employee compensation expense
  determined under the fair-
  value-based method of
  accounting, net of income tax
  benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share
  assuming dilution:
    As reported
    Pro forma

$ 55,960 300 (3,652) $ 52,608 ======== $ 1.55 $ 1.46 $ 1.49 $ 1.39	$ 28,475 -- (4,782) $ 23,693 ======== $ .79 $ .66 $ .76 $ .63	$ 60,930 -- (4,148) $ 56,782 ======== $ 1.72 $ 1.60 $ 1.66 $ 1.55

Revenue Recognition

Casino revenue consists of gaming win net of losses. Other revenue consists of revenue from many various sources such as entertainment, retail outlets including gift shops, telephone, commissions and surcharges, hotel services and rental income. These revenues are recognized as earned. The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. These costs are classified as a reduction in casino revenue. Revenues exclude the retail value of complimentary food and beverage, accommodations and other goods and services provided to customers. The estimated costs of providing such complimentaries have been classified as casino expenses through interdepartmental allocations as follows (in thousands):

	2005	2004	2003
Rooms Food and beverage Other	$ 20,511 55,274 1,849 $ 77,634 ========	$ 18,451 48,434 2,702 $ 69,587 ========	$ 18,000 48,417 3,280 $ 69,697 ========

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which the Company has elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for the Company at the beginning of the 2006 calendar year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that the Company has followed for disclosure purposes. For periods before the required effective date, the Company may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has not decided whether or not to restate prior periods. Based on stock options granted through December 31, 2005, the Company estimates that, net of the related income tax benefits, it will record an additional cost of approximately $2,500,000 for calendar year 2006.

Reclassifications

Certain reclassifications have been made in the 2004 and 2003 Consolidated Statements of Cash Flows in order to be comparable with the 2005 presentation.

Revision in Classification

The Company makes cash promotional offers to certain of its customers, including cash rebates as part of loyalty programs generally based on an individual's level of gaming play. During 2005, the Company concluded that it was appropriate to classify these costs as a reduction in casino revenue. Previously, these costs were classified primarily as a casino expense. Accordingly, the Company has revised the classification of these costs as a reduction in casino revenue for the year ended December 31, 2005 in its Consolidated Statement of Operations. The Company has also made corresponding adjustments to its Consolidated Statements of Operations for the years ended December 30, 2004 and January 1, 2004 to classify $26,234,000 and $24,122,000, respectively, of these costs previously classified as an expense as a reduction in casino revenue. This revision in classification had no effect on operating income or net income in the Consolidated Statements of Operations for any period.

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

The Atlantic City Tropicana has a concentration of credit risk in the northeast region of the U.S. The accounts receivable at the Nevada operations are concentrated in California and the southwest region of the U.S. As a general policy, the Company does not require collateral for these receivables. At December 31, 2005 and December 30, 2004, the net accounts receivable at Tropicana Atlantic City were $21,344,000 and $12,875,000, respectively, and the net accounts receivable at Tropicana Las Vegas and Ramada Express combined were $4,250,000 and $4,129,000, respectively.

Trade receivables are initially recorded at cost. Accounts are written off when the Company deems the account to be uncollectible. An allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The allowance is estimated based on specific review of customer accounts, the age of the receivables, the Company's historical collection experience and current economic conditions. At December 31, 2005 and December 30, 2004, the allowance for doubtful accounts was $12,601,000 and $13,138,000, respectively.

NOTE 3.  INVESTMENTS

Investments consist of the following (in thousands):

December 31, 2005	December 30, 2004

CRDA deposits, net of a valuation
  allowance of $4,148 and $4,748
CRDA bonds, net of a valuation
  allowance of $1,943 and $1,720
  and an unamortized discount of
  $3,481 and $2,746
CRDA other investments, net of a
  valuation allowance of $2,073 and
  $1,771

$ 11,872 6,679 6,664 $ 25,215 ========	$ 13,585 4,924 5,093 $ 23,602 ========

The Company has a New Jersey investment obligation based upon its New Jersey casino revenue. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Deposits with the CRDA bear interest at money market rates. These deposits, under certain circumstances, may be donated to the CRDA in exchange for credits against future investment obligations. If not used for other purposes, the CRDA deposits are used to invest in bonds issued by the CRDA as they become available that bear interest at two-thirds of market rates. The CRDA bonds have various contractual maturities that range from 9 to 39 years. Actual maturities may differ from contractual maturities because of prepayment rights.

In April 2002, the Company commenced construction on a major expansion project at the Atlantic City Tropicana. The Company has an agreement with the CRDA for approximately $20,100,000 in funding in connection with this expansion project. As of December 31, 2005, the Company has received approximately $18,400,000 in funding from the CRDA under this agreement. At December 31, 2005 and December 30, 2004, the Company had approximately $500,000 and $400,000, respectively, in available deposits with the CRDA that qualified for this funding and accordingly reclassified these amounts to accounts receivable.

NOTE 4.  LAS VEGAS TROPICANA DEVELOPMENT

The Company's master plan for a potential development of its Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected sites. The north site would be developed by the Company. The south site would be held for future Company development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has substantially been completed. However, the Company has not yet made a decision about whether and when it will proceed with that development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $109,979,000, was $54,900,000 at December 31, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6,919,000 at December 31, 2005. It is reasonably possible that the carrying value of some or all of these assets may change in the near term.

NOTE 5:  INTANGIBLE ASSETS

Acquired intangible assets consist of the following (in thousands):
	December 31, 2005		December 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization: Gaming license renewal costs Other Not subject to amortization: Tropicana trademark Initial gaming licenses	$ 2,636 211 $ 2,847 ======== $ 22,172 10,352 $ 32,524 ========	$ 1,560 89 $ 1,649 ========	$ 2,603 285 $ 2,888 ======== $ 22,172 10,352 $ 32,524 ========	$ 958 74 $ 1,032 =======

Amortization of acquired intangible assets was $617,000 in 2005, $637,000 in 2004 and $142,000 in 2003.

Estimated future amortization expense for the acquired intangible assets subject to amortization at December 31, 2005 is as follows for each of the five years subsequent to December 31, 2005 (in thousands):
2006 2007 2008 2009 2010	$541 471 25 25 22

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
December 31, 2005	December 30, 2004

9% Senior Subordinated Notes Due 2011;
  redeemable at a defined premium
7 7/8% Senior Subordinated Notes due 2014;
  redeemable at a defined premium
Revolver; floating rate, 6.3% at December 31, 2005;
  matures July 22, 2009
Term Loan; floating rate, 5.9% at December 31, 2005;
  matures July 22, 2009
Contract payable; 7.2%; matures 2014
Obligations under capital leases

Less current portion

$ 175,000 300,000 124,500 123,125 328 16 722,969 (1,293) $ 721,676 ==========	$ 175,000 300,000 132,800 124,688 -- 57 732,545 (1,292) $ 731,253 ==========

Maturities of long-term debt for the five years subsequent to December 31, 2005 are as follows (in thousands):
2006 2007 2008 2009 2010	$ 1,293 13,752 32,467 200,251 36

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

Interest on the 7 7/8% Senior Subordinated Notes due June 15, 2014 ("7 7/8% Notes") is payable semiannually on June 15 and December 15. At any time prior to June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 103.938% of the principal amount and (ii) all required interest payments through June 15, 2009, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the Treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after June 15, 2009, the 7 7/8% Notes are redeemable at the option of the Company, in whole or in part, at prices from 103.938% of the principal amount plus accrued and unpaid interest declining to 100% of the principal amount plus accrued and unpaid interest beginning June 15, 2012.

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

The 9% Notes and 7 7/8% Notes, ranked pari passu, are general unsecured obligations of the Company and are subordinated in right of payment to all present and future senior indebtedness (as defined) of the Company. Upon change of control of the Company, the holders of the 9% Notes and 7 7/8% Notes would have the right to require repurchase of the respective notes at 101% of the principal amount plus accrued and unpaid interest. Certain covenants in the 9% Notes and 7 7/8% Notes limit the ability of the Company to incur indebtedness, make certain payments or engage in mergers, consolidations or sales of assets.

The Company has a $675,000,000 senior secured credit facility ("Credit Agreement") consisting of a five-year revolving credit facility (including letter of credit and swingline sublimits) of up to $550,000,000 ("Revolver") and a five-year term loan facility of $125,000,000 ("Term Loan"). At December 31, 2005, the outstanding letters of credit under the Credit Agreement were $55,889,000, leaving $369,611,000 available under the Revolver for future use, subject to quarterly financial tests as described below.

Under the Credit Agreement, the original Term Loan calls for quarterly principal payments of $312,500 on a calendar basis through June 29, 2007, then $3,125,000 through June 30, 2008 and then $5,000,000 through March 31, 2009, with the balance due at maturity. If the Company does not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments, then the Credit Agreement provides that $125,000,000 of the revolving credit facility will terminate by June 30, 2006; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the Credit Agreement provides that an amount equal to the lesser of $125,000,000 or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original Term Loan. Under the Credit Agreement, interest on the respective facilities is computed based upon, at the Company's option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on the Company's ratio of outstanding indebtedness to operating cash flow, as defined. As of December 31, 2005, the margin was at 0.25% greater than the lowest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. The Company incurs a commitment fee ranging from 0.25% to 0.625% per annum on the unused portion of the Revolver.

Under the Credit Agreement, each of the revolving credit facility and term loan facility and any additional facility is unconditionally guaranteed by each of the Company's existing and future subsidiaries (other than certain unrestricted subsidiaries) and the facilities (and guarantees thereof) are secured by a perfected first priority security interest in substantially all of the personal and real property assets of the Company and such subsidiaries. The Credit Agreement imposes various restrictions on the Company, including limitations on its ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The Credit Agreement prohibits dividends on the Company's common stock (other than those payable in common stock) and repurchases of the Company's common stock in excess of $30,000,000 per year with limited exceptions. In addition, the Credit Agreement contains quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 at December 31, 2005 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at December 31, 2005. The actual fixed charge coverage ratio was 2.49 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.46 to 1.0 and 1.35 to 1.0, respectively, at December 31, 2005. Should the Company commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to the Company and its subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

NOTE 7.  LEASE OBLIGATIONS

The Company is a lessee under a number of noncancelable lease agreements involving land, buildings, leasehold improvements and equipment, some of which provide for contingent rentals based on revenues. The leases extend for various periods up to 6 years and generally provide for the payment of executory costs (taxes, insurance and maintenance) by the Company. Certain of these leases have provisions for renewal options ranging from 1 to 30 years, primarily under similar terms, and/or options to purchase at various dates.

Properties leased under capital leases are as follows (in thousands):

	December 31, 2005	December 30, 2004
Furniture and equipment Less accumulated amortization	$ 1,367 (1,358) $ 9 ========	$ 2,111 (2,085) $ 26 ========

Amortization of furniture and equipment leased under capital leases, computed on a straight-line basis, was $17,000 in 2005, $18,000 in 2004 and $55,000 in 2003.

Minimum future lease obligations on long-term, noncancelable leases in effect at December 31, 2005 are as follows (in thousands):

Year	Capital	Operating
2006 2007 2008 2009 2010 Thereafter Amount representing interest Net present value Less current portion Long-term portion	$ 17 -- -- -- -- -- 17 (1) 16 (16) $ -- =======	$ 3,801 3,401 2,334 1,261 1,132 268 $ 12,197 ========

The above net present value is computed based on specific interest rates determined at the inception of the leases.

Rent expense is detailed as follows (in thousands):

	2005	2004	2003
Minimum rentals Contingent rentals	$ 6,555 1,301 $ 7,856 ========	$ 6,431 2,280 $ 8,711 ========	$ 6,072 2,707 $ 8,779 ========

NOTE 8.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following (in thousands):

	December 31, 2005	December 30, 2004
Deferred compensation and retirement plans Deferred income Asset retirement obligations Las Vegas Boulevard beautification assessment Less current portion	$ 15,630 -- 1,342 271 17,243 (824) $ 16,419 ========	$ 22,215 2,279 -- 293 24,787 (972) $ 23,815 ========

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

Beginning January 1, 2001, the Series B Stock was held by the Aztar Corporation 401(k) Plan Stock and Insurance Trust. During 2005, 2004 and 2003, respectively, 2,946 shares, 3,385 shares and 3,478 shares were redeemed primarily in connection with employee terminations. At December 31, 2005, cumulative redemptions totaled 53,801 shares. The Series B Stock has an annual dividend rate of $8.00 per share per annum payable semiannually in arrears. These shares have no voting rights except under certain limited, specified conditions. Shares may be converted into common stock at $9.46 per share of common stock and have a liquidation preference of $100 per share plus accrued and unpaid dividends.

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

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.01 per share. Shares issued were 54,567,666 at December 31, 2005 and 53,261,332 at December 30, 2004. Common stock outstanding was net of 18,788,714 and 18,479,747 treasury shares at December 31, 2005 and December 30, 2004, respectively. One preferred stock purchase right ("Right") is attached to each share of the Company's common stock. Each Right will entitle the holder, subject to the occurrence of certain events, to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $50.00 per one one-thousandth of a share, subject to adjustment. The Rights will expire in December 2009 if not earlier extended or redeemed by the Company at $.01 per Right.

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases of up to 4,000,000 shares of its common stock. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively. At December 31, 2005, there remained authority to repurchase 794,224 shares of common stock under this program. All purchases under the Company's stock repurchase program were made or may be made in the future from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors. Repurchased shares are stated at cost and held as treasury shares to be used for general corporate purposes.

The Company accepted 308,967 and 170,052 shares of its common stock in 2005 and 2004, respectively, from an employee in lieu of cash due to the Company in connection with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes.

At December 31, 2005, December 30, 2004 and January 1, 2004, common shares reserved for future grants of stock options under the Company's stock option plans were 3,043,494, 3,576,663 and 85,664, respectively. At December 31, 2005, common shares reserved for the conversion of the Series B Stock were 489,000 and shares of preferred stock reserved for exercise of the Rights were 50,000.

NOTE 11.  STOCK OPTIONS

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. Options granted under the 1989 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1999 Plan have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates. Options granted on May 8, 2002, or later, under the 1999 Plan include an additional provision that provides for accelerated vesting under certain circumstances related to retirement, disability or death. During 2004, the Company adopted the 2004 Employee Stock Option and Incentive Plan ("2004 Plan"). The 2004 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 2004 Plan have 10-year terms, vest and become exercisable at the rate of 1/3 per year on each of the first three anniversary dates of the grant, subject to continued employment on those dates and provide for accelerated vesting under certain circumstances related to retirement, disability or death. The Company's 1990 Nonemployee Directors Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of grant. During 2001, the Company's shareholders approved the 2000 Nonemployee Directors Stock Option Plan ("2000 Plan"). The 2000 Plan has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 2000 Plan have 10-year terms. The 2000 Plan provides for the granting of options that vest and become exercisable on the date of grant. The 2000 Plan has been modified to also provide for the granting of options whereby a portion vests and becomes exercisable on the date of grant and the remainder vests and becomes exercisable evenly over varying terms depending on the date of the grant, subject to being a Company Director on those dates.

During 2005, the Company modified the terms of an employee's stock options to provide for accelerated vesting. Options to purchase 13,333 shares of the Company's common stock at an exercise price of $15.71 that were to vest in May 2006 were accelerated to vest in June 2005. In addition, options to purchase 26,666 shares of the Company's common stock at an exercise price of $24.39, of which 13,333 options were to vest in May 2006 and 13,333 options were to vest in May 2007, were accelerated to vest in June 2005. In connection with the acceleration of these options' vesting periods, the Company recorded approximately $462,000 of compensation expense.

A summary of the Company's stock option activity and related information is as follows (in thousands of shares):
	2005		2004		2003
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Beginning balance outstanding Granted Exercised Forfeited Expired Ending balance outstanding Exercisable at end of year Weighted-average fair value of options granted during the year	4,523 562 (1,306) (29) -- 3,750 ====== 2,830 ====== $11.73	$13.98 $31.00 $10.38 $22.65 $ -- $17.72 $14.67	4,695 535 (681) (26) -- 4,523 ====== 3,355 ====== $11.29	$12.00 $24.43 $ 8.32 $18.46 $ -- $13.98 $11.59	4,253 633 (167) (24) -- 4,695 ====== 3,438 ====== $ 7.37	$11.37 $15.69 $ 8.78 $20.46 $ -- $12.00 $ 9.98

The following table summarizes additional information about the Company's stock options at December 31, 2005 (in thousands of shares):
	Options Outstanding			Options Exercisable
Range of Exercise Prices $ 4.06 to $ 5.06 $ 6.81 to $ 9.81 $11.69 to $14.75 $15.10 to $22.15 $24.39 to $34.75	Shares Under Option 23 799 810 1,086 1,032 3,750 ======	Weighted- Average Remaining Contractual Life 1.6 years 3.1 years 4.9 years 6.8 years 8.9 years 6.2 years	Weighted- Average Exercise Price $ 4.88 $ 8.46 $12.55 $18.92 $27.98 $17.72	Shares Under Option 23 799 810 940 258 2,830 ======	Weighted- Average Exercise Price $ 4.88 $ 8.46 $12.55 $19.33 $24.42 $14.67

NOTE 12.  BENEFIT PLANS

The Company has nonqualified defined benefit pension plans and a deferred compensation plan. These plans are unfunded. To support the benefit liability of one of the Company's nonqualified defined benefit pension plans, the Company established the Aztar Corporation Nonqualified Retirement Trust. The Company makes periodic contributions to this irrevocable trust so that the funds in the trust approximate the benefit obligation. In addition, to support the benefit liability of the deferred compensation plan, the Company has purchased life insurance contracts. The market value of the trust and the cash value of the life insurance was $7,251,000 and $10,288,000 at December 31, 2005 and December 30, 2004, respectively. The funds in the trust and life insurance contracts are assets of the Company and are included in other assets. The Company uses a December 31 measurement date for all of its plans. The following table shows a reconciliation of the changes in the plans' benefit obligation for the years 2005 and 2004 and a reconciliation of the funded status with amounts recognized in the Consolidated Balance Sheets as of December 31, 2005 and December 30, 2004 (in thousands):

Defined Benefit Plans		Deferred Compensation Plan
2005	2004	2005	2004

Projected benefit
  obligation at
  beginning of year
Service cost
Interest cost
Actuarial loss
Benefits paid

Projected benefit
  obligation at end
  of year

Plan assets

Funded status
Unrecognized actuarial
  loss
Unrecognized prior
  service cost

Net amount recognized

Amounts recognized in the
  Consolidated Balance
  Sheets consist of:
  Accrued benefit liability
  Intangible asset
  Accumulated other
    comprehensive loss (a)

Net amount recognized

$ 18,508 177 597 2,249 (8,509) 13,022 -- (13,022) 5,893 96 $ (7,033) ======== $ (9,108) 96 1,979 $ (7,033) ========	$ 16,188 95 963 1,533 (271) 18,508 -- (18,508) 7,032 170 $(11,306) ======== $(15,606) 170 4,130 $(11,306) ========	$ 6,609 4 352 56 (499) 6,522 -- (6,522) 622 -- $ (5,900) ======== $ (6,522) -- 622 $ (5,900) ========	$ 6,610 11 384 35 (431) 6,609 -- (6,609) 566 -- $ (6,043) ======== $ (6,609) -- 566 $ (6,043) ========
(a)

In the Consolidated Statements of Shareholders' Equity, accumulated other comprehensive loss relating to a minimum pension liability adjustment during the year is reported net of an income tax (provision)benefit of $(735), $871 and $236 in 2005, 2004 and 2003, respectively.

The accumulated benefit obligation for the defined benefit plans was $9,108,000 and $15,606,000 at December 31, 2005 and December 30, 2004, respectively. The accumulated benefit obligation for the deferred compensation plan was $6,522,000 and $6,609,000 at December 31, 2005 and December 30, 2004, respectively.

The weighted average assumptions used to determine the Company's benefit obligation are as follows:
	Defined Benefit Plans		Deferred Compensation Plan
	2005	2004	2005	2004
Discount rate (a) Rate of compensation increase	5.40% 5.00%	5.50% 5.00%	5.40% N/A	5.50% N/A

(a)

In selecting a discount rate for the Company's benefit obligation as of December 31, 2005, the Company reviewed a number of high-grade corporate bond indices and spot-rate discount curves. It was determined that the spot-rate discount curves provide the more direct recognition of the expected timing of cash flows and therefore a pension discount curve was the preferred choice. The Citigroup Pension Discount Curve was chosen and was used to determine the present value of expected benefit payments under each plan. For each plan a single discount rate was found that produced the same liabilities as determined using the discount curve. These single discount rates were weighted with the projected benefit obligations under each plan to determine a single discount rate to be applied to all plans rounded to the nearest 10 basis points. The resulting single discount rate used for all plans as of December 31, 2005 is 5.40%.

The components of benefit plan expense are as follows (in thousands):
	Defined Benefit Plans			Deferred Compensation Plan
	2005	2004	2003	2005	2004	2003
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss Settlement loss (a) Cash surrender value increase net of premium expense	$ 177 597 74 537 2,851 -- $4,236 ======	$ 95 963 113 898 -- -- $2,069 ======	$ 91 812 224 433 -- -- $1,560 ======	$ 4 352 -- -- -- (344) $ 12 ======	$ 11 384 -- -- -- (340) $ 55 ======	$ 12 401 -- -- -- (322) $ 91 ======
(a)

During 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the year ended December 31, 2005.

The weighted average assumptions used to determine the Company's benefit plan expense are as follows:
	Defined Benefit Plans			Deferred Compensation Plan
	2005	2004	2003	2005	2004	2003
Discount rate Rate of compensation increase	5.50% 5.00%	6.00% 5.00%	6.50% 5.00%	5.50% N/A	6.00% N/A	6.50% N/A

The estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):
	Defined Benefit Plans	Deferred Compensation Plan
2006 2007 2008 2009 2010 2011 to 2015	$ 271 333 343 338 1,141 6,268	$ 530 578 569 552 576 2,818

The Company has a defined contribution plan that covers substantially all employees who are not covered by a collective bargaining unit. The plan allows employees, at their discretion, to make contributions of their before-tax earnings to the plan up to an annual maximum amount. The Company matches 50% of the employee contributions that are based on up to 6% of an employee's before-tax earnings. Compensation expense with regard to Company matching contributions was $2,184,000, $2,222,000 and $2,269,000 in 2005, 2004 and 2003, respectively. The Company contributed $5,789,000, $4,901,000 and $4,695,000 in 2005, 2004 and 2003, respectively, to trusteed pension plans under various collective bargaining agreements.

NOTE 13.  ACCOUNTING FOR THE IMPACT OF THE OCTOBER 30, 2003 CONSTRUCTION ACCIDENT

An accident occurred on the site of the construction of the expansion of the Atlantic City Tropicana on October 30, 2003. The accident resulted in a loss of life and serious injuries, as well as extensive damage to the facilities under construction.

Construction on the expansion project was substantially completed by December 30, 2004. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana", a 200,000- square-foot dining, entertainment and retail center.

The Company incurred $4,276,000, $3,956,000 and $512,000 in 2005, 2004 and 2003, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. The costs and expenses in 2005 primarily consist of professional fees incurred as a result of the accident. The costs and expenses in 2004 primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred. The costs and expenses in 2003 primarily consist of a deductible on liability insurance and professional fees incurred.

In 2005 and 2004, the Company recorded $871,000 and $8,717,000, respectively, of insurance recoveries due to the delay of the opening of the expansion, which represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Also, in 2004, the Company recorded $3,500,000 of business interruption insurance recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. These insurance recoveries were classified as construction accident insurance recoveries in the Consolidated Statements of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with the Company's insurers in the amount of approximately $52,100,000, of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $70,100,000, of which $9,200,000 has been received by the Company and $345,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 31, 2005. Profit recovery from insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 31, 2005.

During 2003, the Company reduced construction in progress for the estimated asset loss and recorded a receivable of approximately $3,000,000. By September 30, 2004, the contractor had made substantial progress in rebuilding the damaged structure. Because the cost of the reconstructed portion that was fully paid by the contractor exceeded the $3,000,000 asset loss previously incurred, the Company increased construction in progress for $3,000,000 and relieved the corresponding receivable at September 30, 2004. In addition to the $3,000,000 asset loss that was recognized and subsequently recovered, the Company recognized $5,000,000 of expense in 2004 for costs incurred to repair areas that were damaged as a result of the accident. This expense was classified in the Consolidated Statement of Operations as a component of other income.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During 2004, the Company estimated and recognized $1,625,000 of expense for dismantlement and debris removal activities that are probable of not being recovered under insurance. These dismantlement and debris removal costs were also classified as a component of other income in the Consolidated Statement of Operations. At December 30, 2004, the Company recorded a receivable of $1,625,000 for dismantlement and debris removal activities that are probable of being recovered under insurance, of which $ 1,125,000 has been received by the Company and $500,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 31, 2005. During 2005 and 2004, the Company recorded $6,001,000 and $10,532,000, respectively, of insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries, of which $505,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at December 31, 2005. These amounts were classified as other income in the Consolidated Statements of Operations. In addition, at December 31, 2005, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $37,000,000.

NOTE 14.  LOSS ON EARLY RETIREMENT OF DEBT

In connection with the redemptions of 8 7/8% Senior Subordinated Notes due 2007 during 2004, the Company expensed the redemption premiums of $7,616,000 and the remaining unamortized debt issuance costs of $2,756,000 for a total of $10,372,000. These items were reflected as a loss on early retirement of debt.

NOTE 15.  INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	2005	2004	2003
Current: Federal State Deferred: Federal State	$(24,686) (9,561) (34,247) (5,280) (43) (5,323) $(39,570) ========	$ 2,189 (24,246) (22,057) (16,848) (292) (17,140) $(39,197) ========	$(22,506) (5,260) (27,766) (1,131) 443 (688) $(28,454) ========

During 2005, the Internal Revenue Service ("IRS") completed its examination of the Company's income tax return for the year 2003. During 2004, the IRS completed its examination of the Company's income tax returns for the years 2000 through 2002.

The only issue in dispute in these examinations involved the deductibility of a portion of payments on certain liabilities related to the Restructuring. During 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6,724,000. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring, the same issue as described above for the 2000 through 2003 years. For the years 1994 through 2003, the Company has reserved the right to pursue the unagreed portion in court and would receive a net refund, if successful. It is reasonably possible that this issue could be favorably settled in the near term. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 2003 and 2004. Management believes that adequate provision for income taxes and interest has been made in the financial statements.

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

General business credits are taken as a reduction of the provision for income taxes during the year such credits become available. The (provision) benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate (35%) because of the effect of the following items (in thousands):
	2005	2004	2003
Tax (provision) benefit at U.S. federal income tax rate State income taxes, net Nondeductible business expenses IRS examination General business credits Other, net	$ (33,436) (6,254) (51) -- 416 (245) $ (39,570) =========	$ (23,685) (15,882) (259) 358 442 (171) $ (39,197) =========	$ (31,284) (3,137) 105 5,708 432 (278) $ (28,454) =========

The income tax effects of loss carryforwards, tax credit carryforwards and temporary differences between financial and income tax reporting that give rise to the deferred income tax assets and liabilities are as follows (in thousands):
December 31, 2005	December 30, 2004

Net operating loss carryforward
Accrued bad debt expense
Accrued compensation
Accrued liabilities
Income tax credit carryforward
Other

Gross deferred tax assets

Deferred tax asset valuation allowance

Deductible prepaids
Depreciation and amortization

Gross deferred tax (liabilities)

Net deferred tax assets (liabilities)

$ 296 8,136 6,861 9,569 1,396 31 26,289 (296) (4,462) (56,511) (60,973) $(34,980) ========	$ 2,314 8,369 8,987 9,646 1,365 302 30,983 (323) (3,429) (56,888) (60,317) $(29,657) ========

Gross deferred tax assets are reduced by a valuation allowance. The beginning-of-year valuation allowance was reduced during 2005, 2004 and 2003, which caused a decrease in income tax expense of $27,000, $14,000 and $21,000, respectively.

At December 31, 2005, the Company has an alternative minimum assessment tax credit carryforward of $2,147,000 for New Jersey purposes that can be carried forward indefinitely. In addition, the Company has net operating loss carryforwards of $37,315,000 for state income tax purposes that will expire in the years 2011 through 2024 if not used.

NOTE 16.  EARNINGS PER SHARE

The computations of net income per common share and net income per common share, assuming dilution, are as follows (in thousands, except per share data):
2005	2004	2003

Net income

Less: preferred stock dividend and
  losses on redemption

Income available to common shareholders

Plus: income impact of assumed conversion
  of dilutive preferred stock

Income available to common shareholders
  plus dilutive potential common shares

$ 55,960 (1,081) 54,879 370 $ 55,249 =========	$ 28,475 (1,030) 27,445 393 $ 27,838 =========	$ 60,930 (777) 60,153 420 $ 60,573 =========

Weighted-average common shares applicable
  to net income per common share

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred stock
Dilutive potential common shares

Weighted-average common shares
  applicable to net income per common
  share assuming dilution

Net income per common share

Net income per common share assuming dilution

35,332 1,290 489 1,779 37,111 ========= $ 1.55 ========= $ 1.49 =========	34,547 1,491 520 2,011 36,558 ========= $ .79 ========= $ .76 =========	34,999 1,008 556 1,564 36,563 ========= $ 1.72 ========= $ 1.66 =========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 556,500 and 677,000 at December 31, 2005 and January 1, 2004, respectively. No stock options were excluded at December 30, 2004.

NOTE 17.  SEGMENT INFORMATION

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows (in thousands):
	2005	2004	2003
Revenues Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Total consolidated	$490,159 163,771 97,161 136,573 27,778 $915,442 ========	$384,618 162,006 91,008 129,182 23,179 $789,993 ========	$402,569 151,214 87,711 124,675 22,855 $789,024 ========

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

	$118,717 38,952 27,304 41,341 6,503 232,817 (20,795) (67,517) 144,505 6,001 1,390 (56,366) -- (39,570) $ 55,960 ========	$ 81,820 36,156 23,031 37,390 4,527 182,924 (17,454) (55,128) 110,342 3,907 807 (37,012) (10,372) (39,197) $ 28,475 ========	$105,018 26,065 20,513 35,783 4,200 191,579 (15,650) (50,906) 125,023 -- 736 (36,375) -- (28,454) $ 60,930 ========
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

	2005	2004	2003
Depreciation and amortization Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Corporate Total consolidated	$ 44,520 5,805 6,900 7,115 3,136 41 $ 67,517 ========	$ 33,370 5,914 6,298 6,588 2,915 43 $ 55,128 ========	$ 29,838 6,439 6,234 5,578 2,755 62 $ 50,906 ========
2005	2004	2003

Additions to property and equipment,
  intangible assets and other assets
    Tropicana Atlantic City
    Tropicana Las Vegas
    Ramada Express Laughlin
    Casino Aztar Evansville
    Casino Aztar Caruthersville
    Corporate
      Total consolidated

$ 71,918 3,385 6,071 28,199 1,575 7,284 $118,432 ========	$162,678 3,024 6,259 12,099 1,480 14,802 $200,342 ========	$135,301 3,216 4,564 7,563 1,478 16,559 $168,681 ========
	December 31, 2005	December 30, 2004	January 1, 2004
Total assets Tropicana Atlantic City Tropicana Las Vegas Ramada Express Laughlin Casino Aztar Evansville Casino Aztar Caruthersville Corporate Total consolidated	$1,007,700 210,771 115,845 136,154 33,559 51,305 $1,555,334 ==========	$ 966,478 211,017 114,561 112,446 34,797 72,341 $1,511,640 ==========	$ 828,153 219,297 117,490 110,549 36,358 35,926 $1,347,773 ==========

NOTE 18.  CONTINGENCIES AND COMMITMENTS

The Company agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $7,000,000 at December

31, 2005. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,833,000 at both December 31, 2005 and December 30, 2004.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at December 31, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $38,000,000 at December 31, 2005.

At December 31, 2005, the Company had commitments of approximately $18,000,000 for a hotel and entertainment complex project at Casino Aztar Evansville.

NOTE 19.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents (in thousands) the carrying amounts and estimated fair values of the Company's financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
December 31, 2005		December 30, 2004
Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
  Investments
  Other assets

Liabilities
  Accounts payable and accruals
  Current portion of long-term
    debt
  Current portion of other long-
    term liabilities
  Long-term debt
  Other long-term liabilities

Series B convertible
  preferred stock

Off-Balance-Sheet
  Letters of credit

$ 25,215 5,138 3,833 1,293 -- 721,676 -- 4,620 --	$ 25,215 5,138 500 1,293 -- 747,614 -- 15,107 57,165	$ 23,602 8,308 3,833 1,292 252 731,253 2,027 4,914 --	$ 23,602 8,308 600 1,292 252 780,753 2,027 17,791 6,576

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

Included in other assets is a trust established to support the benefit liability of one of the Company's nonqualified defined benefit pension plans. The funds in the trust are invested in money market securities. The fair values of the money market securities approximate cost.

Included in accounts payable and accruals is the Company's accrued liability in connection with its indemnification of Ramada. The fair values were estimated using an expected present value method.

The fair values of the Company's publicly traded debt were estimated based on the bid prices in the public bond markets. The carrying amounts of the Revolver and Term Loan are reasonable estimates of fair values because this debt is carried with a floating interest rate.

The fair value of a prior CRDA bond guarantee was estimated to be the same as the unamortized carrying amount of the guarantee premium and it was included in other long-term liabilities at December 30, 2004.

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

2005(a)
Revenues
Operating income (b)
Income before income taxes (c)
Income taxes
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

2004
Revenues
Operating income (d)
Income before income taxes (e)(f)
Income taxes (g)
Net income
Earnings per share:
  Net income per common share
  Net income per common share
    assuming dilution

Common Stock Prices
2005 - High
     - Low
2004 - High
     - Low

	$ 223,322 29,441 17,394 (7,483) 9,911 ..28 ..27 $ 196,058 33,731 25,224 (21,557) 3,667 ..10 ..10 $ 35.18 27.55 24.94 21.41	$ 228,309 37,506 26,449 (10,996) 15,453 ..43 ..41 $ 198,654 33,499 16,355 (7,008) 9,347 ..26 ..25 $ 35.15 25.99 28.75 23.40	$ 240,980 46,645 32,587 (13,204) 19,383 ..54 ..51 $ 207,622 32,505 22,385 (9,191) 13,194 ..37 ..36 $ 35.67 29.92 28.19 23.25	$ 222,831 30,913 19,100 (7,887) 11,213 ..30 ..29 $ 187,659 10,607 3,708 (1,441) 2,267 ..06 ..05 $ 32.75 28.50 35.40 26.20
(a)

On December 7, 2005, the Board of Directors of the Company adopted a resolution changing the Company's 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year. The change is effective for the reporting period ended December 31, 2005. The period ended December 31, 2005 reflects the Company's results of operations for a 366-day period beginning December 31, 2004 and covers the two-day transition period of December 30 and 31, 2005. Under the prior 52/53 week fiscal year, the fiscal year 2004 included 52 weeks. The fourth quarter included 93 days in 2005 versus 91 days in 2004.

(b)

During the first, second, third and fourth quarters of 2005, the Company incurred $409, $860, $1,383 and $1,624, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

During the first, second and fourth quarters of 2005, the Company recorded $225, $301 and $345, respectively, of insurance recoveries due to the delay of the opening of the expansion, which represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Profit recovery from insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers.

(c)

During the first, second and fourth quarters of 2005, the Company recorded $1,573, $2,855 and $1,840, respectively, of insurance recoveries associated with the rebuilding of the expansion, net of direct costs to obtain the recoveries. During the third quarter of 2005, the Company recorded $267 of direct costs to obtain insurance recoveries associated with the rebuild.

(d)

During the first, second, third and fourth quarters of 2004, the Company incurred $41, $1,574, $1,808 and $533, respectively, of construction accident related costs and expenses that may not be reimbursed by insurance. These costs and expenses primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred as a result of the accident.

During the first quarter of 2004, the Company recorded $3,500 of business interruption recovery, which reflects a profit recovery applicable to the fourth quarter of 2003. During the second, third and fourth quarters of 2004, the Company recorded $5,000, $2,000 and $1,717, respectively, of insurance recoveries due to the delay of the opening of the expansion, which represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. Profit recovery from insurance is recorded when the amount of recovery, which may be different from the amount claimed, is agreed to by the insurers.

(e)

During the third and fourth quarters of 2004, the Company recorded $4,965 and $5,567, respectively, of insurance recoveries associated with the rebuilding of the expansion, net of direct costs to obtain the recoveries and expensed $4,650 and $1,975, respectively, of costs incurred to dismantle and repair areas that were damaged as a result of the construction accident.

(f)

During the second and third quarters of 2004, the Company recorded losses on early retirement of debt of $8,621 and $1,751, respectively, in connection with the redemptions of 8 7/8% Senior Subordinated Notes due 2007.

(g)

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

Approximately 76% of our consolidated revenues were generated from gaming activities and nearly 11% from rooms revenue. Gaming activity is generated from two primary sources: (1) slot machines and (2) table games. Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses before deducting costs and expenses. This is also referred to as the hold. The hold percentage is the relationship of hold to the total amount wagered. Rooms revenue is driven primarily by two factors: (1) average daily rate and (2) occupancy percentage. The average daily rate is a measure of the average rooms revenue generated per occupied room per night. The occupancy percentage is a measure of what portion of our total rooms available are occupied by guests. Both measurements are impacted primarily by customer demand.

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

In recent years, several jurisdictions in which casino gaming is conducted have increased taxes on gaming and hotel operations, including gaming taxes, hotel taxes and admissions taxes. In an environment in which state governments have to deal with budget shortfalls, the potential for further tax increases on the industry exists.

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

Our industry has for many years been subject to consolidation. The past year witnessed three significant mergers/acquisitions, which created a small group of very large gaming companies. This consolidation may negatively affect our ability to compete as effectively, as loyalty-based incentive programs and aggressive pricing practices may impact our market share and profitability.

The casino and hospitality industries can be adversely affected by terrorist activity or the threat, perceived or otherwise, of terrorist activity. Such activity or threat may limit levels of business and personal travel and cause concerns about the safety of high-profile tourism areas, such as Las Vegas.

We have several development projects that are either in progress or are being considered, including (a) a new hotel and entertainment complex adjacent to our Evansville facility, (b) our announced application for a gaming license in Allentown, Pennsylvania and (c) the prospective redevelopment of the Las Vegas Tropicana. The success of each of these actual or prospective projects will be dependent on (1) construction being on-time and within budget, (2) the realization of the market assumptions made in the project evaluation, and (3) the successful introduction and operation of the new facility.

  Property Specific Opportunities and Challenges

  Tropicana Atlantic City

In our most important market, Atlantic City, several properties in the market have opened or, in the near future, are scheduled to open additions to their facilities. These include hotel room additions, new and enhanced retail, dining and entertainment facilities and casino floor expansions. While we continue to believe that the Atlantic City market can eventually successfully absorb these additions, they may pose a competitive threat to our property and could affect profitability.

In 2004, Pennsylvania passed legislation to legalize slots at 7 horse racing tracks, 5 independent slot parlors and 2 resort slot parlors. At least four of these facilities will be in the greater Philadelphia area, an important market for our Atlantic City property.

Several nearby states have considered or are considering expansion or implementation of various forms of gaming. New Jersey has considered VLTs at the Meadowlands racetrack in northern New Jersey. Maryland has considered slots at horse racing tracks or larger full-scale casinos. The State of New York is witnessing the installation of VLTs at certain of its horse racing tracks and the preparation for Native American casinos in the Catskills. While the proliferation of gaming in these jurisdictions is not positive for Atlantic City, we believe that a) the Eastern seaboard is still not approaching the penetration levels that other markets enjoy and b) the variety and breadth of the Atlantic City market sets it apart as unique from other venues in the region.

The state legislature in New Jersey recently enacted a prohibition of smoking in public places; casinos were specifically excluded from this prohibition. Legislation that would expand the prohibition to casinos has been introduced. Such a prohibition may negatively impact revenues for the entire Atlantic City casino market, including Tropicana Atlantic City.

  Tropicana Las Vegas

Tropicana Las Vegas sits on an approximately 34 acre parcel at one of the premier locations in Las Vegas. With the completion of the expansion in Atlantic City, this property represents a significant growth opportunity for us. The current operations at the site are successful, but the age of the improvements make us less attractive and competitive than many of the newer properties in our vicinity. We are evaluating whether to build a new casino hotel resort on the northernmost half of the property. A detailed design has substantially been completed. However, we have not yet made a decision about whether and when we will proceed with this development. The decision to proceed may depend, among other things, upon the health of the Las Vegas and national economies, the competitive environment on the Las Vegas Strip, and the cost of constructing a new casino hotel resort. We would have to raise a portion of the cost in the capital markets. The continued access to attractively priced capital would affect the economic cost of the project and the ultimate return to shareholders. We view this opportunity as an important step in our growth. The southern portion of the site would be held for our future development, joint venture development, or sale for development by another party.

Financial Condition -
Liquidity and Capital Resources

  Cash

During 2005, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year, which ends on a very busy New Year's Eve. As a result of the holiday period and no access to banks for cash, our cash balance at December 31, 2005 was higher than at December 30, 2004.

  Senior Secured Credit Facility

Our $675 million senior secured credit facility consists of a five-year revolving credit facility of up to $550 million and a five-year term loan facility of $125 million. At December 31, 2005, the outstanding balance of our revolving credit facility was $124.5 million, leaving $369.6 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. At December 31, 2005, the outstanding balance of our term loan facility was $123.1 million.

Under the senior secured credit facility, the original term loan facility calls for quarterly principal payments of approximately $0.3 million on a calendar basis through June 29, 2007, then approximately $3.1 million through June 30, 2008 and then $5.0 million through March 31, 2009, with the balance due at maturity. If we do not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by lenders holding a majority of the commitments, then $125 million of the revolving credit facility will terminate by June 30, 2006; if, however, this termination has not occurred, then under certain circumstances (and no later than December 31, 2006), the senior secured credit facility provides that an amount equal to the lesser of $125 million or the revolving loans outstanding on December 31, 2006, shall convert to a term loan, which shall have the same maturity and will amortize at the same percentage rates as the original term loan facility. Under the senior secured credit facility, interest on the respective facilities is computed based upon, at our option, a one-, two-, three- or six-month Eurodollar rate plus a margin ranging from 1.25% to 2.75%, or the prime rate plus a margin ranging from 0.25% to 1.75%; the applicable margin is dependent on our ratio of outstanding indebtedness to operating cash flow, as defined. As of December 31, 2005, the margin was at 0.25% greater than the lowest level. Interest computed based upon the Eurodollar rate is payable quarterly or on the last day of the applicable Eurodollar interest period, if earlier. Interest computed based upon the prime rate is payable quarterly. We incur a commitment fee ranging from 0.25% to 0.625% per annum on the unused portion of the revolving credit facility.

The senior secured credit facility imposes various restrictions on us, including limitations on our ability to incur additional debt, commit funds to capital expenditures and investments, merge or sell assets. The senior secured credit facility prohibits dividends on our common stock (other than those payable in common stock) and repurchases of our common stock in excess of $30 million per year with limited exceptions. In addition, the senior secured credit facility contains quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 at December 31, 2005 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at December 31, 2005. The actual fixed charge coverage ratio was 2.49 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.46 to 1.0 and 1.35 to 1.0, respectively, at December 31, 2005. Should we commence the redevelopment of the Tropicana Las Vegas or an approved alternative project, a quarterly "in-balance" test demonstrating that aggregate cash available or reasonably anticipated to be available to us and our subsidiaries is sufficient to meet remaining required uses of cash, including committed capital expenditures in connection with any construction project. The senior secured credit facility includes usual and customary events of default for facilities of this nature (with customary grace periods, as applicable), and provides that, in the event of a change in control, as defined, the majority lenders will have the right to require prepayment of the facility.

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

  Other Long-term Debt

Interest on the 7 7/8% Notes is payable semiannually on June 15 and December 15. At any time prior to June 15, 2009, the 7 7/8% Notes are redeemable at our option, in whole or in part, at a price of 100% of the principal amount plus a redemption premium plus accrued and unpaid interest. The redemption premium will be equal to the greater of (1) 1% of the principal amount or (2) the excess of (A) the sum of the present values of (i) 103.938% of the principal amount and (ii) all required interest payments through June 15, 2009, excluding accrued but unpaid interest, computed in each case using a discount rate equal to the Treasury rate at the time of redemption plus 50 basis points over (B) the principal amount. On or after June 15, 2009, the 7 7/8% Notes are redeemable at our option, in whole or in part, at prices from 103.938% of the principal amount plus accrued and unpaid interest declining to 100% of the principal amount plus accrued and unpaid interest beginning June 15, 2012.

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

During 2006, depending primarily on the progress of our possible development activities in Las Vegas, Nevada and Allentown, Pennsylvania, we may begin evaluating our need and ability to refinance our variable rate credit facility and our 9% Notes. The purpose of refinancing our 9% Notes would be to extend the 2011 maturity date and if market conditions permit, procure a more favorable interest rate. The purpose of refinancing our variable rate credit facility would be to expand our borrowing potential and extend the 2009 maturity date. If the company were successful in refinancing this debt, the unamortized debt issuance costs associated with the 9% Notes and all or a portion of the unamortized debt issuance costs associated with the variable rate debt would be expensed and classified as a loss on the early retirement of debt. At December 31, 2005, these unamortized costs totaled $7.9 million. Any premium paid to retire this debt would also be a loss on the early retirement of debt.

  Additional Source and Use of Cash

During 2005, we received $10.1 million in cash in connection with stock option exercises. Our purchases of property and equipment, other than those pertaining to the Tropicana Atlantic City expansion project and the development in Evansville, Indiana discussed below, were primarily of a routine nature.

  Tropicana Atlantic City Development

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the expansion of the Atlantic City Tropicana that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. The expansion opened in late November 2004 on a limited basis and was substantially completed by December 30, 2004. Some tenants in the Quarter opened in early 2005. During 2005, our purchases of property and equipment on an accrual basis were $11.1 million for this project and on a cash basis they were $29.4 million. No interest was capitalized during 2005 for this project.

Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with our insurers in the amount of $52.1 million, of which $3.5 million has been received. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $70.1 million, of which $9.2 million has been received. Profit recovery from insurance is recorded when the amount of the recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included as part of the construction accident receivables at December 31, 2005. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During 2005, we recorded $7.2 million of insurance recovery associated with the rebuild of which $0.5 million was included in construction accident receivables at December 31, 2005. The recovery was recognized as other income and was offset by $1.2 million of direct costs to obtain the recovery. In addition, at December 31, 2005, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $37 million.

During 2005, we began the development of a two-phase master plan for the renovation of portions of our Tropicana Atlantic City. Phase one of the renovation, which is expected to be completed by December 2006, will include enhancements to portions of the south casino, the north tower hotel rooms and certain non-gaming amenities. Phase two of the renovation is still being finalized. It is expected to include enhancements to the balance of the casino floor and a refurbishment of the south tower hotel rooms. A primary objective of the two-phase renovation is to better integrate the Tropicana's existing décor with that of the recently completed expansion. Our capital expenditures for phase one of the project are expected to be approximately $25 million. Capital expenditures for phase two of the project have not yet been quantified.

  Tropicana Las Vegas Development

Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party.

For development of a potential project on the north site, a detailed design has substantially been completed. The design calls for 2,725 hotel rooms and suites, 200,000 square feet of dining, entertainment and retail facilities, a 100,000-square-foot casino, a 3,800-car parking garage, and a four-acre rooftop pool recreation deck overlooking the Strip. During 2005, we capitalized $4.5 million for development costs, which are included in other assets. We have not yet made a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations.

The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $54.9 million at December 31, 2005. The net book value of accounts receivable, inventories and prepaid expenses at the Las Vegas Tropicana was $6.9 million at December 31, 2005.

  Casino Aztar Evansville Development

In December 2002, we amended our riverboat landing lease with the City of Evansville. We agreed to change a portion of our contingent rent into a fixed stated amount and to make it available to the City at their request. The City agreed to provide us with $1 of credit against our rent for each $2.50 of development capital expenditures that we make with certain limitations. In July 2005, we exercised the first of three five-year renewal options to extend the lease term through November 30, 2010. We also modified the lease to add four additional five-year renewal options that give us the ability to continue the lease through November 30, 2040. In consideration for doing so, we agreed to make a $15 million prepayment of the rent payable during the first renewal period to the City in December 2005. Under the terms of the lease renewal, the City will provide us with $1 of credit against our rent for each $2.50 of development capital expenditures up to $25 million that we make. Phase one of our plans for development in Evansville includes a 100-room boutique hotel and a multi-venue entertainment complex adjacent to a park. Our capital expenditures for this phase are expected to be approximately $32 million. During 2005, our purchases of property and equipment on an accrual basis were $3.5 million for this project.

  Allentown, Pennsylvania Development

In 2004, the governor of the Commonwealth of Pennsylvania signed into law the Pennsylvania Race Horse Development and Gaming Act. The Gaming Act legalized slot machine gaming at 14 facilities. Gaming operators wishing to obtain a gaming license were required to complete and submit an application to the Pennsylvania Gaming Control Board (the PAGCB). The PAGCB, which has final authority for reviewing applications and granting licenses, is an independent administrative board consisting of three persons appointed by the governor and four legislative appointees.

The 14 gaming licenses to be awarded consist of seven Category I licenses, five Category II licenses and two Category III licenses. The Category I licenses will be awarded to seven horse or harness racing tracks operating or being developed in Pennsylvania, and permit up to 5,000 slot machines at each track. The five Category II licenses will be awarded to five independent gaming operators and permit up to 5,000 slot machines on each approved site. Under the Gaming Act, two of the five Category II gaming licenses will be awarded in the city of Philadelphia and one will be awarded in the city of Pittsburgh. The two remaining Category II licenses will be awarded in cities outside of Philadelphia and Pittsburgh. The two Category III licenses will be awarded to two independent gaming operators in resort areas and permit up to 500 slot machines on each approved site.

In December 2005, we filed an application with the PACGB for one of the Category II gaming licenses that will be awarded outside of Philadelphia and Pittsburgh. If we are granted a license, we plan to develop and operate a destination entertainment facility in Allentown, the third-largest city in Pennsylvania. We have proposed investing $325 million in the project, which is expected to provide for a 250-room hotel, 100,000 square feet of casino space, with 3,000 slot machines, 10 to 13 restaurants and lounges, an executive conference center and 3,400 parking spaces. During 2005, we capitalized $1.9 million for site acquisition, design development and licensing costs related to our planned investment in Allentown. If we ultimately fail to obtain a license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $0.2 million at December 31, 2005.

  Defined Benefit Plan Payment

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

  Stock Repurchase Program

In December 2002, our board of directors authorized discretionary repurchases of up to 4.0 million shares of our common stock. We do not anticipate the stock repurchase program to impact the timing, scope or financing of our development plans. During 2005, we did not repurchase any shares of our common stock under the program. Since the program's inception, we have repurchased a total of 3,205,776 shares at an average price of $14.42 per share. Purchases under the program are made from time to time in the open market or privately negotiated transactions, depending upon market prices and other business factors.

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

  Contingent Liabilities and Commitments

We agreed to indemnify Ramada Inc. against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5 million of judgments, fees or expenses related exclusively to the hotel business. We are entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7.0 million at December 31, 2005. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the restructuring of Ramada exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the restructuring of Ramada and our remaining accrued liability was $3.8 million at both December 31, 2005 and December 30, 2004.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at December 31, 2005, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $38 million at December 31, 2005.

At December 31, 2005, we had commitments of approximately $18 million for the hotel and entertainment complex at Casino Aztar Evansville.

  Contractual Obligations

The following table summarizes our future contractual obligations, in millions, at December 31, 2005:
Payments due by period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt, including current portion Operating leases Purchase obligations Other long-term liabilities, including current portion Total	$ 723.0 12.2 75.3 17.2 $ 827.7	$ 1.3 3.8 68.8 0.8 $ 74.7	$ 46.2 5.7 5.8 1.9 $ 59.6	$ 200.3 2.4 0.6 2.6 $ 205.9	$ 475.2 0.3 0.1 11.9 $ 487.5

Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the company. Of the total purchase obligations at December 31, 2005, approximately $15 million are cancelable by the company upon providing a 30 - 90 day notice. The commitments of approximately $18 million for the hotel and entertainment complex at Casino Aztar Evansville are included in purchase obligations.

Results of Operations

The following table sets forth, in millions, our revenues and EBITDA on a consolidated basis and the portions thereof generated by each of our five casino properties. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. During 2005, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31.
Year Ended
2005	2004 (52 weeks)	2003 (52 weeks)

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Loss on early retirement of debt
Income taxes
Net income

$ 490.1 163.8 97.1 136.6 27.8 $ 915.4 ======== $ 118.7 39.0 27.3 41.3 6.5 232.8 (20.8) (67.5) 144.5 6.0 1.4 (56.3) -- (39.6) $ 56.0 ========	$ 384.6 162.0 91.0 129.2 23.2 $ 790.0 ======== $ 81.8 36.2 23.0 37.4 4.5 182.9 (17.5) (55.1) 110.3 3.9 0.8 (37.0) (10.3) (39.2) $ 28.5 ========	$ 402.6 151.2 87.7 124.7 22.8 $ 789.0 ======== $ 105.0 26.1 20.5 35.8 4.2 191.6 (15.7) (50.9) 125.0 -- 0.7 (36.4) -- (28.4) $ 60.9 ========

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

Results of Operations -
2005 versus 2004

The Tropicana Atlantic City expansion project opened on a limited basis in late November 2004 and was substantially completed by December 2004. As a result, both consolidated operating revenues and consolidated operating costs increased significantly during 2005, thus affecting comparability with 2004. To a lesser extent, year-over-year comparability was also affected by two additional events: (1) business interruption caused by the October 30, 2003 construction accident on the site of our Atlantic City expansion project, which was more severe in 2004 than in 2005 and (2) our decision to change our fiscal year to a calendar year. During 2005, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31. As a result of changing our fiscal year, the period ended December 31, 2005 reflects the company's results of operations for a 366-day period beginning December 31, 2004. The period ended December 30, 2004 reflects the company's results of operations for a 364-day period beginning January 2, 2004. Also, partially as a result of the change to a calendar year, all our properties benefited from the timing of New Year's Eve, which fell in the 2005 fiscal first and fourth quarters and New Year's Day, which fell in the 2005 fiscal first quarter. Neither New Year's Eve nor New Year's Day fell in fiscal 2004.

Consolidated casino revenue was $700.2 million in 2005, up $90.9 million or 15% from $609.3 million in 2004. The increase consisted primarily of a $76.7 million increase at Tropicana Atlantic City as well as a $6.6 million increase at Casino Aztar Evansville and a $4.6 million increase at both Ramada Express Laughlin and Casino Aztar Caruthersville. These increases were offset slightly by a $1.6 million decrease in casino revenue at Tropicana Las Vegas. The increase in casino revenue at Tropicana Atlantic City was primarily the result of three factors: (1) the November 2004 opening of the Atlantic City expansion, (2) business interruption caused by the October 30, 2003 construction accident, which was more severe in 2004 than in 2005 and (3) our decision to change our fiscal year to a calendar year. The increase in casino revenue at Casino Aztar Evansville was driven by an increase in the total number of patrons visiting our riverboat during 2005. A partial reason for this was that the number of patrons visiting Casino Aztar Evansville was suppressed in the 2004 fiscal fourth quarter due to a heavy winter snowstorm. The increase in casino revenue at Casino Aztar Caruthersville was also driven by an increase in the total number of patrons visiting our riverboat during 2005. An increase in the use of cash incentives contributed to the increase in patronage at Casino Aztar Caruthersville. The increase in casino revenue at Ramada Express Laughlin was driven by increases in both the slot win percentage and the volume of slot play, which was partially due to the growth of markets that feed into Laughlin.

Consolidated casino costs increased $23.2 million, up 9% from $255.1 million in 2004. The increase consisted primarily of a $19.3 million increase at Tropicana Atlantic City, a $2.9 million increase at Casino Aztar Evansville and a $1.3 million increase at Casino Aztar Caruthersville, offset by a $0.3 million decrease at Tropicana Las Vegas. Casino costs at Ramada Express Laughlin held constant at $24.7 million in 2005 versus 2004. The changes in casino costs at the properties noted above, except for Ramada Express Laughlin, were primarily due to changes in casino revenue during 2005 as compared with 2004. Casino costs at Ramada Express Laughlin were favorably impacted by cost savings.

Consolidated rooms revenue was $104.1 million in 2005, up 21% from $85.7 million in 2004. The increase consisted primarily of a $13.2 million increase at Tropicana Atlantic City and a $3.8 million increase at Tropicana Las Vegas. The increase at Tropicana Atlantic City was due to both an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. These increases were attributable to increased demand brought on by the November 2004 opening of our Atlantic City expansion. The increase at Tropicana Las Vegas was due to an increase in the average daily rate, which was primarily attributable to increased tourism to the Las Vegas market. Consolidated rooms costs were $47.5 million, up $4.9 million from $42.6 million in 2004. The increase was primarily due to Tropicana Atlantic City, where rooms costs increased $4.1 million as a result of higher payroll related costs associated with the increase in occupied rooms.

Consolidated general and administrative expenses increased $8.6 million or 10% during 2005 from $85.5 million during 2004. The increase was largely due to corporate and Atlantic City, where general and administrative expenses increased $3.7 million and $3.3 million, respectively. The increase at corporate consisted of a settlement loss of $2.9 million related to a lump sum cash payment made to a defined benefit plan participant and employee termination expenses totaling $1.5 million partially offset by savings after these events. The increase at Atlantic City was due primarily to higher payroll costs associated with the expansion.

See the Tropicana Atlantic City discussion below for the primary reasons affecting the changes in consolidated other revenue and consolidated costs and expenses consisting of marketing, utilities, property taxes and insurance, construction accident related, construction accident insurance recoveries, depreciation and amortization, and preopening costs.

  Tropicana Atlantic City

As previously noted, the Tropicana Atlantic City expansion project includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and the Quarter, the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. As a result of the expansion, Tropicana Atlantic City has 2,129 hotel rooms, which represents approximately 30% more capacity. The Quarter includes approximately 40 outlets consisting of restaurants, entertainment venues and retail stores. Due to its unique nature and the diversity of venues available to customers, The Quarter generated media attention and created interest among local residents and visitors to Atlantic City. For these reasons, coupled with marketing efforts, demand for hotel rooms and gaming activities at the Tropicana increased during 2005 as compared with 2004. Revenues in 2005 totaled $490.1 million, up $105.5 million or 27% from 2004. The comparatively higher revenues in 2005 versus 2004 also were attributable to business interruption caused by the October 30, 2003 construction accident, which was more severe in 2004 than in 2005. The increase in revenues consisted primarily of casino revenue, which increased $76.7 million or 23%, and to a lesser extent rooms revenue, which increased $13.2 million or 54% and other revenue, which increased $11.3 million or 110%.

The increase in casino revenue of $76.7 million during 2005 versus 2004 consisted of a $47.8 million increase in slot revenue and a $28.9 million increase in games revenue. Casino costs increased $19.3 million or 14% from $140.6 million in 2004, primarily as a result of the increase in casino revenue.

The increase in rooms revenue of $13.2 million during 2005 compared with 2004 was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 37% and the average daily rate increased 13% during 2005 versus 2004. Rooms costs increased $4.1 million or 28% in 2005 compared with 2004 primarily as a result of higher payroll related costs. The increase in payroll related costs was due to the opening of the new 502-room hotel tower in November 2004 and higher employee benefit costs arising from a new labor contract that was ratified in the 2004 fourth quarter.

The increase in other revenue of $11.3 million during 2005 compared with 2004 was due primarily to an increase in rental revenue of approximately $4.2 million, guarantee fee income of $2.1 million, which was recognized in the 2005 third quarter, and revenue of $1.9 million from the operations of the IMAX Theater, which opened in the 2004 fourth quarter. The increase in rental revenue is attributable to rent from tenants of The Quarter, which opened on a limited basis in November 2004. The $2.1 million of guarantee fee income represents the unamortized balance of funds previously received in consideration for an agreement to collateralize a series of revenue bonds issued by the CRDA. The amount was previously classified as deferred income in the Consolidated Balance Sheet and was being amortized over the life of the bonds. The unamortized balance was recognized as other revenue upon the CRDA providing notice that the revenue bonds had been refunded and the company had been released from its guarantee.

As previously noted, the increase in gaming and hotel revenues was partially attributable to our marketing efforts to promote the opening of the expansion. As a result, marketing costs increased $16.7 million or 33% in 2005 from $50.5 million in 2004. The increase in marketing costs consisted primarily of increases in business promotional expenses, entertainment contracts, payroll costs and advertising expenses.

General and administrative expense increased $3.3 million in 2005 or 11% from $28.8 million in 2004. The increase was due to higher payroll costs attributable to the expansion primarily for security personnel as well as a combination of other less significant factors including increases in the provision for loss on CRDA investments and litigation costs.

Utilities expense was $16.9 million in 2005, up $5.4 million or 47% from 2004. In addition to the increased energy consumption brought on by the expansion, the increase was attributable to a new electrical power contract that became effective July 2004. The new contract, which replaced a contract that had been in place since July 1997, contains less favorable rates.

Property taxes and insurance expense increased $3.8 million in 2005, up 17% from $22.5 million in 2004. This increase was due primarily to property taxes, which were higher in 2005 as a result of the expansion.

Construction accident related expense increased slightly to $4.3 million in 2005 from $4.0 million in 2004. The costs and expenses in 2005 primarily consist of professional fees incurred as a result of the October 30, 2003 construction accident. The costs and expenses in 2004 primarily consist of supplemental marketing costs incurred to decrease the effect of the business interruption caused by the accident as well as professional fees incurred.

Construction accident insurance recoveries were $11.3 million lower in 2005 versus 2004. The 2005 recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project totaling $0.9 million. The 2004 recoveries consisted of recoveries due to the delay in the opening of the Atlantic

City Tropicana expansion project totaling $8.7 million and a business interruption recovery of $3.5 million. The recoveries from the delay in the opening of the expansion project represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. The business interruption recovery reflects a profit recovery applicable to the fourth quarter of 2003. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation and amortization expense was $44.5 million in 2005, up $11.1 million or 33% from $33.4 million in 2004. The increase was primarily due to the expansion.

Preopening costs were $2.9 million in 2004. These costs relate to marketing costs incurred to promote The Quarter prior to its November 2004 opening.

  Tropicana Las Vegas

Rooms revenue increased $3.8 million in 2005, up 8% from $49.8 million in 2004. The increase was primarily attributable to a 9% increase in the average daily rate. Our average daily rate was higher in 2005 relative to 2004 due to increased tourism to the Las Vegas market.

  Ramada Express Laughlin

Casino revenue increased $4.6 million in 2005, up 7% from $68.1 million in 2004. The increase consisted entirely of a $4.6 million increase in slot revenue, which was attributable to increases in both the slot win percentage and the volume of slot play. The year-over-year growth in the volume of slot play was due in part to the growth of the surrounding markets that feed into Laughlin.

Despite the increase in casino revenue, casino costs were $24.7 million in 2005, unchanged from 2004. Casino costs were consistent in 2005 versus 2004 due primarily to the cost savings achieved by removing certain slot machines from the casino floor during 2005 and reductions in payroll and related costs. Slot machines removed from the casino floor consisted primarily of those in which we incur fees payable to the manufacturers of those machines. The cost savings achieved from this reduction were offset by an increase in gaming taxes, which are based on casino revenue.

  Casino Aztar Evansville

Casino revenue was $123.6 million in 2005, up 6% from $117.0 million in 2004. The increase consisted of a $4.4 million increase in slot revenue and a $2.2 million increase in games revenue. The year-over-year growth in casino revenue was due largely to an increase in the number of patrons visiting our riverboat in December 2005 versus December 2004. The number of patrons visiting our riverboat was down considerably in December 2004 due to a heavy winter snowstorm. Casino costs increased $2.9 million, up 7% from $44.4 million primarily due to the increase in casino revenue.

  Casino Aztar Caruthersville

Casino revenue increased $4.6 million in 2005, up 21% from $22.2 million in 2004. The increase was largely due to a $4.5 million increase in slot revenue, which was attributable to an increase in the volume of slot play. The year-over-year growth in volume was due to an increase in the total number of patrons visiting our riverboat, driven in part by an increase in the use of cash incentives as well as free admission to our riverboat, which became effective December 31, 2004. Casino costs increased $1.3 million or 15% in 2005 versus 2004 primarily as a result of the increase in casino revenue.

  Corporate

Corporate general and administrative expenses increased $3.7 million, up 22% from $16.6 million in 2004. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. During the 2005 second quarter, we recognized employee termination expenses of $1.5 million consisting of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options. These nonrecurring expenses were offset slightly by savings after these events.

At December 31, 2005, we have an unrecognized actuarial loss of $6.5 million in connection with our defined benefit plans and deferred compensation plan. We expect to recognize $1.1 million in the Consolidated Statement of Operations in 2006 with the remainder recognized in the years beyond 2006. The comparable amount for 2005 was $0.5 million.

  Other Income

Other income was $6.0 million in 2005, up $2.1 million from $3.9 million in 2004. Other income consists of $6.0 million and $10.5 million in 2005 and 2004, respectively, of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery. Also included in 2004 was $5.0 million of costs incurred to repair damage and $1.6 million of dismantlement and debris removal costs that were probable of not being recovered under insurance.

  Interest Expense

Consolidated interest expense was $56.3 million in 2005 compared with $37.0 million in 2004. The increase in interest expense was due to a decrease in capitalized interest as well as increases in both the average cost of borrowing under our credit facility and the average level of debt outstanding. The decrease in capitalized interest was attributable to the Atlantic City expansion project, which was substantially completed in December 2004. Interest capitalized was $12.8 million lower in 2005 versus 2004.

  Loss On Early Retirement Of Debt

Loss on early retirement of debt was $10.3 million in 2004. The loss, which resulted from the redemption of our outstanding 8 7/8% Senior Subordinated Notes, consisted of a redemption premium of $7.6 million and the write-off of unamortized debt issuance costs of $2.7 million.

  Income Taxes

Consolidated income taxes were $39.6 million in 2005 compared with $39.2 million in 2004. The slight increase of $0.4 million was largely due to an increase in income before income taxes offset by a decrease in the Indiana income tax provision. In connection with a review of our Indiana income tax returns for the years 1996 through 2002, the Indiana Department of Revenue took the position that our gaming taxes that are based on gaming revenue are not deductible for Indiana income tax purposes. In response to the position taken by the Indiana Department of Revenue, we filed a petition with the Indiana Tax Court for the 1996 and 1997 tax years and we filed a formal protest for the 1998 through 2002 tax years. In April 2004, the Indiana Tax Court ruled in favor of the Indiana Department of Revenue. We asked the Indiana Supreme Court to review the ruling. Our request was denied. As a result, we estimated that we were obligated to pay approximately $17.3 million to cover assessments of taxes and interest from 1996 through the end of the first quarter of 2004. This amount was deductible for federal income tax purposes, resulting in a net effect of approximately $11.3 million, which was recorded as an increase to income tax expense in the first quarter of 2004. The ongoing effect of this issue is also included in income taxes after the first quarter of 2004.

Results of Operations -
2004 versus 2003

Consolidated casino revenue was $609.3 million in 2004, down $7.7 million or 1% from $617.0 million in 2003. The decrease was due primarily to a $15.9 million decrease in casino revenue at Tropicana Atlantic City offset by increases in casino revenue at Ramada Express Laughlin and Casino Aztar Evansville of $2.9 million and $3.7 million, respectively. The decrease in casino revenue at Tropicana Atlantic City resulted primarily from the impact of two separate events: (1) an accident on the site of the construction of the expansion on October 30, 2003 and (2) the July 3, 2003 opening of the Borgata Hotel, Casino and Spa. The increase in casino revenue at Casino Aztar Evansville was driven by an increase in the total number of patrons visiting the riverboat during 2004, which was attributable to the increased use of marketing and promotional activities. The increase in casino revenue at Ramada Express Laughlin was driven primarily by the growth of markets that feed into Laughlin.

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

Construction accident related expense was $4.0 million in 2004, up from $0.5 million in 2003. The expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident and professional fees incurred as a result of the construction accident.

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

  Tropicana Atlantic City

Casino revenue was $334.1 million in 2004, down $15.9 million or 5% from $350.0 million in 2003. The decrease in casino revenue was due to a $15.9 million decrease in slot revenue. This decrease was attributable to increased competition from the July 3, 2003 opening of the Borgata Hotel, Casino and Spa and business interruption resulting from the October 30, 2003 construction accident previously mentioned. Casino costs decreased slightly to $140.6 million from $141.4 million.

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

Construction accident related expense was $4.0 million in 2004. As noted above, this expense relates primarily to supplemental marketing costs incurred to decrease the effect of the business interruption caused by the October 30, 2003 construction accident as well as professional fees incurred as a result of the construction accident.

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

  Tropicana Las Vegas

Casino revenue was $67.8 million in 2004, up slightly from $66.7 million in 2003. Despite the slight increase in casino revenue, casino costs decreased $2.6 million or 7% in 2004 compared to 2003, primarily due to a decrease in complimentaries, player airfare reimbursement and costs associated with special events.

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

  Ramada Express Laughlin

Casino revenue increased $2.9 million, up 4% from $65.2 million in 2003. This increase consisted primarily of a $2.7 million increase in slot revenue. The year-over-year growth in casino revenue was consistent with the growth experienced by the Laughlin market and is related in part to the growth of the surrounding markets that feed into Laughlin. Casino costs increased $0.3 million in the 2004 versus 2003 fiscal year primarily as a result of the increase in casino revenue.

  Casino Aztar Evansville

Casino revenue was $117.0 million in 2004, up 3% from $113.3 million in 2003. The increase in casino revenue was due primarily to slot revenue, which increased $3.6 million in the 2004 versus 2003 fiscal year. This increase was primarily due to an increase in the total number of patrons visiting our riverboat, which resulted from increased marketing and promotional efforts. The increase in casino revenue occurred despite a $1.6 million decline in casino revenue during the 2004 fourth quarter. The number of patrons visiting our riverboat was down considerably in December 2004 due to a heavy winter snowstorm. Casino costs of $44.4 million in 2004 were consistent with casino costs of $44.3 million in 2003. Casino costs remained consistent due primarily to a $1.3 million nonrecurring charge recognized during 2003 as a result of an Indiana legislation change requiring casino operators to retroactively apply graduated gaming tax rates effective July 1, 2002 versus August 1, 2002, the date dockside gaming became effective.

  Corporate

Corporate general and administrative expenses increased $2.1 million during 2004, up 15% from $14.5 million in 2003 as a result of increased employee benefit, executive incentive and payroll costs.

  Other Income

Other income was $3.9 million in 2004. Other income consists of $10.5 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery. Also included was $5.0 million of costs incurred to repair damage and $1.6 million of dismantlement and debris removal costs that were probable of not being recovered under insurance.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates, commodity prices and equity prices. Our primary exposure to market risk is interest rate risk associated with our CRDA investments, certain assets in other assets, long-term debt and Series B convertible preferred stock. We do not utilize these financial instruments for trading purposes. We manage our interest rate risk on long-term debt by managing the mix of our fixed-rate and variable-rate debt. There has been no change in how we manage our interest rate risk when compared to the prior fiscal year. At December 30, 2004, the carrying value, including the current portion, of our long-term debt at a fixed rate was $475.1 million and at a variable rate it was $257.4 million. During 2005, our primary activities in long-term debt consisted of making the scheduled repayments on our five-year term loan and paying down the outstanding balance on our revolving credit facility with excess cash generated from our operations net of borrowings to finance our operations.

The following table provides information at December 31, 2005 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows (in millions) and related weighted average interest rates by expected maturity dates.

Assets
 Investments
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate*

 Other assets
   Variable rate
   Average
    interest rate*

Liabilities
 Long-term debt,
  including
  current portion
   Fixed rate
   Average
    interest rate

   Variable rate
   Average
    interest rate**

Series B
 convertible
  preferred stock
   Fixed rate
   Average
    dividend rate

2006 -- -- -- -- $0.1 7.2% $1.2 -- --	2007 -- -- -- -- -- -- $13.7 -- --	2008 -- -- -- -- -- -- $32.5 -- --	2009 -- -- -- -- -- -- $200.3 -- --	2010 -- -- -- $0.8 -- -- -- -- --	There- after $13.0 3.6% $12.2 $4.3 $475.2 8.3% -- $4.6 8.0%	Total $13.0 $12.2 $5.1 $475.3 $247.7 $4.6	Fair Value $13.0 $12.2 $5.1 $501.2 $247.7 $15.1

* Interest is based upon short-term investment rates.

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

Property and equipment - At December 31, 2005, we have property and equipment of $1.2 billion, representing 80% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, (3) estimating the fair value of a legally enforceable asset retirement obligation and in situations where the timing and/or method of settlement are conditional on a future event, incorporating this uncertainty into the estimate of the obligation's fair value, and (4) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, the fair value of asset retirement obligations and the related accretion expense recognized in subsequent periods, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized. Our judgments about useful lives, cash flows in connection with asset retirement obligations as well as the existence and degree of asset impairments could be affected by future events, such as property expansions, property developments, obsolescence, new competition, new regulations and new taxes, and other economic factors. Historically, there have been no events or changes in circumstances that have resulted in an impairment loss and our other estimates as they relate to property and equipment have not resulted in significant changes. With the exception of a possible impairment review with regard to the Tropicana Las Vegas development discussed below, we don't anticipate that our current estimates are reasonably likely to change in the future.

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

When the acquisition and (or) normal operation of a tangible long-lived asset legally obligates us to perform or stand ready to perform certain retirement activities, we recognize the fair value of the obligation in the period in which it is incurred. The fair value of the liability is estimated using a quoted market price or alternatively, a present value technique based on the expected future cash flows of the retirement activities. Uncertainty with regard to the performance and (or) timing of the obligation is factored into the calculation of the obligation's fair value. The offset to the liability is recorded as an increase to the carrying value of the asset, which is subsequently allocated to depreciation expense on a straight-line basis over the remaining useful life of the asset. Accretion in the fair value of the obligation is recognized as accretion expense and is measured by applying our estimated credit-adjusted risk-free interest rate, which existed when the liability was initially established, to the amount of the liability at the beginning of each period. Changes in the fair value of the obligation resulting from changes in the factors used to determine it are recorded in the period of change by a corresponding change in the carrying value of the tangible long-lived asset and in the period of change and (or) in subsequent periods by changes in depreciation and accretion expenses. Our recorded obligations for retirement activities totaled $1.3 million at December 31, 2005.

When events or changes in circumstances indicate the carrying value of an asset may not be recoverable, we group assets to the level where we can identify future cash flows and estimate the undiscounted future cash flows that the assets are expected to generate. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income. Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows. Our master plan for a potential development of our Las Vegas Tropicana site envisions the creation of two separate but essentially equal and inter-connected 17-acre sites. The north site would be developed by us. The south site would be held for our future development, joint venture development, or sale for development by another party. For development of a potential project on the north site, a detailed design has substantially been completed. However, we have not yet made a decision about whether and when we will proceed with this development. The amount and timing of any future expenditure, and the extent of any impact on existing operations, will depend on the nature and timing of the development we ultimately undertake, if any. If we decide to abandon any facilities in the development process, we would have to conduct a review for impairment with a possible write-down and review their useful lives with a possible adjustment to depreciation and amortization expense. These reviews could result in adjustments that have a material adverse effect on our consolidated results of operations. The net book value of the property and equipment used in the operation of the Las Vegas Tropicana, excluding land at a cost of $110 million, was $54.9 million at December 31, 2005. The net book value of accounts receivable, inventories, and prepaid expenses at the Las Vegas Tropicana was $6.9 million at December 31, 2005.

Development Costs - At December 31, 2005, capitalized development costs, included as part of other assets, totaled $25 million. These costs relate primarily to expenditures incurred in connection with the master plan for a potential development of our Las Vegas Tropicana site, including a detailed design plan and construction documents. Capitalized development costs also include site acquisition costs, architectural fees and licensing costs related to our planned investment in Allentown, Pennsylvania, which is contingent upon our obtaining a Pennsylvania gaming license. If we ultimately fail to obtain a gaming license in Pennsylvania, we would write off any development costs unrelated to land acquisitions.

We have not yet made a decision about whether and when we will proceed with our redevelopment in Las Vegas. If we ultimately decide to abandon the project and there is no other use for our plans, we would write off these development costs. Our final decision could be impacted by a number of factors, including, but not limited to, changing market conditions, an inability to obtain sufficient financing, an act of terror, new regulations and new laws, the estimated construction costs, etc.

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

During 2005, the IRS completed its examination of the company's income tax return for the year 2003. During 2004, the IRS completed its examination of the company's income tax returns for the years 2000 through 2002. The only issue in dispute in these examinations involved the deductibility of a portion of the payments on certain liabilities related to the restructuring of Ramada Inc. During 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6.7 million. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2003 years. We have reserved the right to pursue the unagreed portion of this issue in court and we would receive a net refund, if successful.

On July 2, 2002, the State of New Jersey enacted the Business Tax Reform Act. We have provided for New Jersey income taxes based on our best estimate of the effect of this law. Certain provisions of the Act are subject to future rules and regulations and the discretion of the Director. We believe our interpretation of the law is reasonable and we don't expect material adjustments; however, we are unable to determine the discretion of the Director. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 2003 and 2004. We believe that adequate provision for income taxes and interest has been made in the financial statements.

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $7 million at December 31, 2005. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at December 31, 2005.

Impact of the October 30, 2003 construction accident - An accident occurred on the site of the expansion of the Atlantic City Tropicana. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild.

During 2005, we recorded $7.2 million of insurance recovery for rebuild activities. The recovery was recognized as other income and was offset by $1.2 million of direct costs to obtain the recovery.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) supersedes APB 25, which we have elected to follow. As a result of an amendment by the Securities and Exchange Commission in April 2005, SFAS 123(R) is effective for us at the beginning of the 2006 calendar year. SFAS 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 that we have followed for disclosure purposes. For periods before the required effective date, we may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not decided whether or not to restate prior periods. Based on stock options granted through December 31, 2005, we estimate that, net of the related income tax benefits, we will record an additional cost of approximately $2.5 million for calendar year 2006.

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 31, 2005, and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2005 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following items, among others: operation and expansion of existing properties, including future performance; development of the Las Vegas Tropicana and financing for such development; other business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and expensing of actuarial losses. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to war and terrorist activities and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which we realize revenue and EBITDA increases as a result of the Tropicana Atlantic City expansion; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with suppliers and other third parties; reliance on key personnel; salaries and retirement dates of defined benefit plan participants; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, labor negotiations, legislative matters and referenda including the potential legalization of gaming in Maryland and New York and VLTs at the Meadowlands in New Jersey, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including prospective new competition in Pennsylvania; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

SUMMARY OF SELECTED FINANCIAL DATA (a)(b)(c)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 31, 2005

Operations
 Data (in
 thousands)
Revenues
Depreciation
 and
 amortization
Operating
 income (d)
Other income
Net interest
 income (expense)
Equity in
 unconsolidated
 partnership's
 loss
Loss on early
 retirement of
 debt
Income taxes (e)
Net income

Common Stock
 Data (per
 share)
Net income per
 common share
Net income per
 common share
 assuming
 dilution
Cash dividends
 declared
Equity

Balance Sheet
 Data (in
 thousands at
 year end)
Total assets
Long-term debt
Series B
 convertible
 preferred
 stock
Shareholders'
 equity

2005 $ 915,442 (67,517) 144,505 6,001 (54,976) -- -- (39,570) 55,960 $ 1.55 1.49 -- 17.79 $1,555,334 721,676 4,620 636,530	2004 $ 789,993 (55,128) 110,342 3,907 (36,205) -- (10,372) (39,197) 28,475 $ .79 ..76 -- 16.28 $1,511,640 731,253 4,914 566,291	2003 $ 789,024 (50,906) 125,023 -- (35,639) -- -- (28,454) 60,930 $ 1.72 1.66 -- 15.60 $1,347,773 628,603 5,253 534,574	2002 $ 807,877 (50,499) 136,480 -- (40,189) (458) -- (36,974) 58,859 $ 1.56 1.51 -- 13.92 $1,210,682 524,066 5,601 515,354	2001 $ 820,457 (51,813) 131,408 -- (37,623) (3,702) -- (32,074) 58,009 $ 1.53 1.48 -- 12.38 $1,060,956 458,659 5,959 453,841

SUMMARY OF SELECTED FINANCIAL DATA (a)(b)(c) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 31, 2005

Other Financial
 Data (in
 thousands)
Net cash
 provided by
 (used in)
 operating
 activities
Net cash
 provided by
 (used in)
 investing
 activities
Net cash
 provided by
 (used in)
 financing
 activities
EBITDA(f)

	2005 $ 124,599 (99,846) 10,538 212,022	2004 $ 105,266 (190,567) 67,623 165,470	2003 $ 111,365 (168,973) 75,298 175,929	2002 $ 128,548 (187,269) 19,495 186,979	2001 $ 137,067 (56,020) (37,005) 183,221

(a)	See NOTES 1., 4., 6., 12., 13., 14. and 15. of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)

On December 7, 2005, the Board of Directors of the Company adopted a resolution changing the Company's 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year. The change is effective for the reporting period ended December 31, 2005. The period ended December 31, 2005 reflects the Company's results of operations for a 366-day period beginning December 31, 2004 and covers the two-day transition period of December 30 and 31, 2005. Under the prior 52/53 week fiscal year, the fiscal years 2004, 2003 and 2002 included 52 weeks. Fiscal year 2001 included 53 weeks.

(c)

During 2002, the Company purchased the 50% partnership interest that it did not own in Tropicana Enterprises, a Nevada general partnership that owned the real property that the Company leased in the operation of the Las Vegas Tropicana. The Company used the equity method of accounting for this investment in unconsolidated partnership. This purchase eliminates, after February 28, 2002, the Company's real estate rent expense at the Las Vegas Tropicana and its equity in unconsolidated partnership's loss. The purchase, however, increases depreciation and interest expenses and decreases interest income after February 28, 2002.

SUMMARY OF SELECTED FINANCIAL DATA (a)(b)(c) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 31, 2005
(d)

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Effective January 4, 2002, the Company ceased amortization of the cost of its initial gaming licenses because it was determined, under the criteria established in SFAS 142, that these assets have an indefinite life. Amortization expense related to the cost of the Company's initial gaming licenses was $2,673 in 2001.

(e)

The Company is responsible, with certain exceptions, for the taxes of Ramada through December 20, 1989. In connection with the Internal Revenue Service examination of the income tax returns for the years 1992 and 1993, two issues were resolved that resulted in an income tax benefit of $1,041 in 2002. One issue that was settled involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the Restructuring.

(f)

EBITDA is net income before income taxes, loss on early retirement of debt, equity in unconsolidated partnership's loss, net interest income (expense), other income, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things,

SUMMARY OF SELECTED FINANCIAL DATA (a)(b)(c) (Continued)
Aztar Corporation and Subsidiaries
For the Five Years Ended December 31, 2005

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Other income, interest expense, net of interest income, equity in unconsolidated partnership's loss, loss on early retirement of debt, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is shown below for the five years ended December 31, 2005 (in thousands):

EBITDA Depreciation and amortization Operating income Other income Net interest income(expense) Equity in unconsolidated partnership's loss Loss on early retirement of debt Income taxes Net income	2005 $ 212,022 (67,517) 144,505 6,001 (54,976) -- -- (39,570) $ 55,960	2004 $ 165,470 (55,128) 110,342 3,907 (36,205) -- (10,372) (39,197) $ 28,475	2003 $ 175,929 (50,906) 125,023 -- (35,639) -- -- (28,454) $ 60,930	2002 $ 186,979 (50,499) 136,480 -- (40,189) (458) -- (36,974) $ 58,859	2001 $ 183,221 (51,813) 131,408 -- (37,623) (3,702) -- (32,074) $ 58,009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Aztar Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 23, 2006

S-1

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AZTAR CORPORATION AND SUBSIDIARIES
For the Years Ended December 31, 2005, December 30, 2004 and January 1, 2004
(in thousands)

   COLUMN A

  Description
Allowance for doubtful
  accounts receivable:
  2005
  2004
  2003

Deferred income tax
  asset valuation
  allowance:
  2005
  2004
  2003

Valuation allowance for
  CRDA deposits, CRDA
  bonds and CRDA other
  investments:
  2005

  2004

  2003

COLUMN B Balance at Beginning of Year $ 13,138 14,098 17,376 $ 323 337 1,814 $ 8,239 6,962 6,752	COLUMN C Additions $ 1,660(a) 944(a) 1,526(a) $ -- -- -- $ 847(a) 1,044(a) 300(g) 374(a)	COLUMN D Deductions $ 2,197(b) 1,904(b) 4,804(b) $ 27(c) 14(c) 1,477(c) $ 19(d) 64(e) 839(f) 36(e) 31(f) 135(e) 29(f)	COLUMN E Balance at End of Year $ 12,601 13,138 14,098 $ 296 323 337 $ 8,164 8,239 6,962

(a) (b) (c) (d) (e) (f) (g)

Charged to costs and expenses.

Related assets charged against the account.

Reflects reductions of $27, $14 and $21 in 2005, 2004 and 2003, respectively, with a corresponding decrease in income tax expense. The remainder of the reduction in 2003 represented charges of
deferred tax assets against the valuation allowance account.

Reflects reduction with a corresponding increase in interest income.

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

Amendment to Severance Agreement, dated December 29, 2005, by and between Aztar Corporation and Robert M. Haddock, filed as Exhibit 10.1 to Aztar Corporation's Form 8-K, filed on January 3, 2006 and incorporated herein by reference.

*	10.1(d)

Severance Agreement, dated July 17, 1995, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*  Indicates a management contract or compensatory plan or arrangement.

EXHIBIT INDEX
*	10.1(e)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.6 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(f)

Amendment to Severance Agreement, dated December 29, 2005, by and between Aztar Corporation and Neil A. Ciarfalia, filed as Exhibit 10.2 to Aztar Corporation's Form 8-K, filed on January 3, 2006 and incorporated herein by reference.

*	10.1(g)

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

Amendment to Severance Agreement, dated December 29, 2005, by and between Aztar Corporation and Nelson W. Armstrong, Jr., filed as Exhibit 10.3 to Aztar Corporation's Form 8-K, filed on January 3, 2006 and incorporated herein by reference.

*	10.1(j)

Severance Agreement, dated July 24, 1995, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(k)

Amendment to Severance Agreement, dated March 24, 1998, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 10-Q for the quarter ended April 2, 1998 and incorporated herein by reference.

*	10.1(l)

Amendment to Severance Agreement, dated December 29, 2005, by and between Aztar Corporation and Meridith P. Sipek, filed as Exhibit 10.4 to Aztar Corporation's Form 8-K, filed on January 3, 2006 and incorporated herein by reference.

*	10.1(m)

Severance Agreement, dated July 25, 1995, by and between Aztar Corporation and Joe Cole, filed as Exhibit 10.5 to Aztar Corporation's Form 10-Q for the quarter ended September 28, 1995 and incorporated herein by reference.

*	10.1(n)

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

	10.20(a)

Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders' party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.20 to Aztar Corporation's Registration Statement No. 333-118336 and incorporated herein by reference.

**	10.20(b)

First Amendment, dated as of November 18, 2005, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders' party thereto and Bank of America, N.A., as administrative agent.

**	10.20(c)

Second Amendment, dated as of December 22, 2005, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders' party thereto and Bank of America, N.A., as administrative agent.

*	10.21

Noncompete Agreement between Aztar Corporation and Paul E. Rubeli, dated February 28, 2005, filed as Exhibit 10.1 to Aztar Corporation's Form 8-K, filed on March 1, 2005 and incorporated herein by reference.

*	10.22

409A Indemnification Agreement between Aztar Corporation and Paul E. Rubeli, dated February 28, 2005, filed as Exhibit 10.2 to Aztar Corporation's Form 8-K, filed on March 1, 2005 and incorporated herein by reference.

*	10.23	Summary of bonuses for 2004 awarded to executive officers of Aztar Corporation, filed as Item 1.01 in Aztar Corporation's Form 8-K, filed on February 23, 2005 and incorporated herein by reference.
*	10.24

Gordon M. Burns, a Director of Aztar Corporation, appointed as independent Lead Director to be paid an additional fee for his additional services as Lead Director, filed as Item 1.01 in Aztar Corporation's Form 8-K, filed on April 20, 2005 and incorporated herein by reference.

*  Indicates a management contract or compensatory plan or arrangement.

** Filed herewith

EXHIBIT INDEX
*	10.25	Summary of the terms of Robert M. Haddock's employment with Aztar Corporation, filed as Item 5.02 in Aztar Corporation's Form 8-K/A, filed on May 16, 2005 and incorporated herein by reference.
*	10.26	Summary of the terms of Neil A. Ciarfalia's employment with Aztar Corporation, filed as Item 5.02 in Aztar Corporation's Form 8-K/A, filed on May 16, 2005 and incorporated herein by reference.
*	10.27

Summary of the salaries, bonus plan for 2005, and stock options for designated executive officers of Aztar Corporation and a summary of the fees for the Nonemployee Directors of Aztar Corporation, filed as Item 1.01 in Aztar Corporation's Form 8-K, filed on May 16, 2005 and incorporated herein by reference.

*	10.28

Summary of the salaries, bonus plan for 2006 and bonuses for 2005 for executive officers of Aztar Corporation and a description of the extension of Nelson W. Armstrong, Jr.'s Severance Agreement, filed as Item 1.01 in Aztar Corporation's Form 8-K, filed on February 9, 2006 and incorporated herein by reference.

**	21.	Subsidiaries of Aztar Corporation.
**	23.	Consent of PricewaterhouseCoopers LLP
**	31.1	Certification of CEO.
**	31.2	Certification of CFO.
**	32.	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates a management contract or compensatory plan or arrangement.

** Filed herewith