Form 10-Q
period 2006-03-31
AZTAR CORP
filed 2006-05-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
At April 30, 2006, the registrant had outstanding 36,035,321 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

March 31, 2006 $ 70,138 23,771 1,599 3,003 8,196 12,519 11,026 130,252 25,931 998,699 216,166 23,348 4 1,238,217 33,591 86,176 $1,514,167 ==========	December 31, 2005 $ 88,199 26,490 2,949 1,288 7,382 13,543 11,026 150,877 25,215 1,008,372 216,166 18,463 9 1,243,010 33,722 102,510 $1,555,334 ==========

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
  Accrued rent
  Current portion of long-term debt
  Current portion of other long-term liabilities

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $20,267 and $15,701)

Shareholders' equity:
  Common stock, $.01 par value (35,922,130 and
    35,778,952 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

March 31, 2006 $ 92,323 25,839 9,566 576 1,288 814 130,406 675,457 16,039 45,135 4,474 547 479,083 376,678 (1,899) (211,753) 642,656 $1,514,167 ==========	December 31, 2005 $ 92,835 26,794 7,577 760 1,293 824 130,083 721,676 16,419 46,006 4,620 546 474,637 373,897 (1,899) (210,651) 636,530 $1,555,334 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended March 31, 2006 and March 31, 2005
(in thousands, except per share data)
First Quarter

Revenues
  Casino
  Rooms
  Food and beverage
  Other

Costs and expenses
  Casino
  Rooms
  Food and beverage
  Other
  Marketing
  General and administrative
  Utilities
  Repairs and maintenance
  Provision for doubtful accounts
  Property taxes and insurance
  Rent
  Construction accident related
  Construction accident insurance recoveries
  Merger related
  Depreciation and amortization
  Tropicana Las Vegas capitalized development
    costs write-off

Operating income

  Other income
  Interest income
  Interest expense

Income before income taxes

  Income taxes

Net income

Net income per common share

Net income per common share assuming dilution

Weighted-average common shares applicable to:
  Net income per common share
  Net income per common share assuming dilution

  2006

$176,557
25,347
15,050
  11,681
228,635

70,300
11,619
14,610
7,798
20,736
24,607
6,304
7,007
493
8,819
2,330
1,644
(4,789)
884
19,017

  26,021
 217,400

11,235

2,640
394
 (14,136)

133

   3,081

$  3,214
========

$    .08

$    .08

35,876
36,963

  2005

$171,822
25,128
14,981
  11,391
223,322

69,105
10,998
14,125
7,925
25,034
26,340
6,368
6,620
378
8,520
1,938
409
(225)
--
16,346

      --
 193,881

29,441

1,573
242
 (13,862)

17,394

  (7,483)

$  9,911
========

$    .28

$    .27

34,788
36,886

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended March 31, 2006 and March 31, 2005
(in thousands)
First Quarter

Cash Flows from Operating Activities
Net income
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Tropicana Las Vegas capitalized development
      costs write-off
    Stock options compensation expense
    Provision for losses on accounts receivable
    Loss on reinvestment obligation
    Rent expense
    Deferred income taxes
    Proceeds from insurance
    Stock options tax benefit
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

  Net cash provided by (used in) investing activities

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Stock options tax benefit
Principal payments on long-term debt
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2006

$   3,214

19,591

26,021
1,136
493
461
332
(871)
(3,754)
(777)

3,463
(1,715)

202

(4,550)
     (279)

   42,967

425
--
3,754
3,011
(14,199)
   (9,279)

  (16,288)

79,640
1,996
777
(125,380)
(1,102)
(179)
     (492)

  (44,740)

(18,061)
   88,199

$  70,138
=========

   2005

$   9,911

16,901

--
--
378
251
150
373
--
--

(3,722)
19,457

574

7,511
   (5,274)

   46,510

243
6,000
--
4,313
(39,409)
   (6,635)

  (35,488)

99,500
145
--
(108,871)
--
(194)
     (177)

   (9,597)

1,425
   52,908

$  54,333
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended March 31, 2006 and March 31, 2005
(in thousands)
First Quarter

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Other long term liabilities reduced for property
    and equipment

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid (refunded)

2006 $ 795 $ 11,572 (1,810)	2005 $ -- $ 11,841 (17,973)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended March 31, 2006 and March 31, 2005
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

Balance,
  December 31, 2005
  Net income
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income
  Stock options
    compensation
    expense
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  March 31, 2006

$ 546 1 $ 547 ======	$474,637 1,136 1,995 1,315 $479,083 ========	$373,897 3,214 (433) $376,678 ========	$ (1,899) -- $ (1,899) =========	$(210,651) (1,102) $(211,753) =========	$636,530 3,214 -- 3,214 1,136 894 1,315 (433) $642,656 ========

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

The Company changed its fiscal year to the calendar year, effective December 31, 2005. The Company previously used a 52/53 week fiscal year ending on the Thursday nearest December 31. The 2006 first quarter reflects the Company's results of operations for a 90-day period beginning January 1, 2006 and ending March 31, 2006. The 2005 first quarter contained 91 days, beginning on December 31, 2004 and ending on March 31, 2005.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the first quarter ended 2006 was $110,000 and during the first quarter ended 2005, it was $12,000. Capitalized costs related to development projects, included in other assets, were $10,435,000 and $25,008,000 at March 31, 2006 and December 31, 2005, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 2005.

Certain reclassifications have been made in the 2005 Consolidated Statement of Cash Flows in order to be comparable with the 2006 presentation.

Equity Instruments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". SFAS 123(R), which became effective for the Company on January 1, 2006, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which the Company previously elected to follow. In addition, SFAS 123(R) replaces Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), the Company has elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to adjust its financial statements for prior periods. The Company recognized $1,136,000 of compensation expense in the Consolidated Statement of Operations during the quarter ended March 31, 2006. After the related income tax effect, this resulted in a decrease in net income, net income per common share and net income per common share assuming dilution of $728,000, $.02 and $.02, respectively. Under APB 25, there would not have been any compensation

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

expense. The Company classifies its stock-based compensation expense in the Consolidated Statement of Operations in a manner consistent with its classification of cash compensation paid to the same employees. Also during the quarter ended March 31, 2006, in the Consolidated Statement of Cash Flows, the Company decreased cash from operating activities and increased cash from financing activities by $777,000 related to tax benefits from stock options exercised. Under APB 25, the Company would not have decreased cash from operating activities or increased cash from financing activities by $777,000. As of March 31, 2006, the Company had $5,796,000 of unrecognized compensation cost related to awards granted under its stock option plans. The Company expects to recognize that cost over a weighted-average period of 1.8 years.

Prior to January 1, 2006, the Company measured the cost of its stock options by applying the intrinsic-value-based method of accounting as prescribed by APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Because of the prior election to follow APB 25, the Company is required to continue providing pro forma information regarding net income and earnings per share for all reporting periods ending prior to January 1, 2006 as if the Company had accounted for its stock option plans under the fair-value-based method of SFAS 123. The fair value for options granted was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions for the 2005 fiscal year: risk-free interest rate of 3.8%, no dividend, volatility factor of the expected market price of the Company's common stock of .36 and an expected life of the option of 5.0 years. The risk-free interest rate was derived from the annual interest yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options. The annual interest yield was taken from an authoritative published source such as the Wall Street Journal on the date the options were granted. Expected volatility was estimated through a review of historical stock price volatility adjusted for future expectations. The expected term of the options represented the period of time options granted were expected to be outstanding and was estimated through a review of historical exercise behavior and other factors expected to influence behavior such as expected volatility and employees' ages and lengths of service.

During the 2002 fiscal year, the Company began including a "retirement eligible" clause in its stock option grants, whereby stock options granted to employees who have reached the age of sixty and who have provided ten years of service automatically vest on the employee's retirement date. For purposes of the SFAS 123 pro forma disclosures, the Company has historically amortized the fair value of the options to expense over the options' vesting period, a methodology referred to as the nominal vesting approach. Under the nominal vesting approach, if a retirement eligible employee elected retirement before the end of the options' vesting period, the Company recognized an expense on the retirement date for the remaining unamortized compensation cost.

Starting in 2006, the Company adopted the non-substantive vesting approach for new options granted. Under the non-substantive approach, the fair value of the options granted to retirement eligible employees is expensed immediately at the date of grant. For those employees who become retirement eligible during the vesting period, the expense is amortized over the period from the grant date to the date of retirement eligibility. The Company will continue to use the nominal vesting approach after January 1, 2006 for all options granted prior to January 1, 2006. The computations of pro forma net income under SFAS 123 using both the nominal vesting approach and the non-substantive vesting approach are presented below.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The pro forma information for the period ended March 31, 2005 using the nominal vesting approach is as follows (in thousands, except per share data):

Net income, as reported
Deduct: Total stock-based employee compensation
  expense determined under the fair-value-based
  method of accounting, net of income tax benefit

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

First Quarter 2005 $ 9,911 (1,623) $ 8,288 ======= $ .28 $ .23 $ .27 $ .22

The pro forma information for the periods ended March 31, 2006 and March 31, 2005 assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):
First Quarter

Net income, as reported
Add (Deduct): Impact of stock-based employee compensation
  expense if the non-substantive approach had been used to
  amortize compensation expense determined under the fair-
  value-based method of accounting, net of income tax

Pro forma net income

Net income per common share:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

2006 $ 3,214 247 $ 3,461 ======= $ .08 $ .08 $ .08 $ .08	2005 $ 9,911 (648) $ 9,263 ======= $ .28 $ .26 $ .27 $ .25

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 2:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 6.5% at March 31, 2006;
  matures July 22, 2009
Term Loan; floating rate, 6.5% at March 31, 2006;
  matures July 22, 2009
Contract payable; 7.2%; matures 2014
Obligations under capital leases

Less current portion

March 31, 2006 $175,000 300,000 78,600 122,813 322 10 676,745 (1,288) $675,457 ========	December 31, 2005 $175,000 300,000 124,500 123,125 328 16 722,969 (1,293) $721,676 ========

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at March 31, 2006. The actual fixed charge coverage ratio was 2.72 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.06 to 1.0 and 1.08 to 1.0, respectively at March 31, 2006. Since March 31, 2006, the Company has made borrowings and repayments under the Revolver. The outstanding balance of the Revolver on April 30, 2006 was $85,500,000.

Note 3:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Asset retirement obligations Las Vegas Boulevard beautification assessment Less current portion	March 31, 2006 $ 16,016 566 271 16,853 (814) $ 16,039 ========	December 31, 2005 $ 15,630 1,342 271 17,243 (824) $ 16,419 ========

Note 4:  Stock Options

The Company's 1989 Stock Option and Incentive Plan ("1989 Plan") expired in June 1999. The 1989 Plan had authorized the grant of up to 6,000,000 shares of the Company's common stock pursuant to options, restricted shares and performance shares to officers and key employees of the Company. During 1999, the Company adopted the 1999 Employee Stock Option and Incentive Plan ("1999 Plan"). The 1999 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. During 2004, the Company adopted the 2004 Employee Stock Option and Incentive Plan ("2004 Plan"). The 2004 Plan has authorized the grant of up to 4,000,000 shares of the Company's common stock pursuant to options, stock appreciation rights, restricted shares, deferred shares and performance shares to officers and key employees of the Company. Options granted under the 1989, 1999 and 2004 Plans have 10-year terms and vest and become exercisable at the rate of 1/3 per year on each of the first three

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

anniversary dates of the grant, subject to continued employment on those dates. Options granted on May 8, 2002, or later, under the 1999 and 2004 Plans include an additional provision that provides for accelerated vesting under certain circumstances related to retirement, disability or death.

The Company's 1990 Nonemployee Directors Stock Option Plan ("1990 Plan") expired in July 2000. The 1990 Plan had authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 1990 Plan have 10-year terms and vested and became exercisable on the date of the grant. During 2001, the Company's shareholders approved the 2000 Nonemployee Directors Stock Option Plan ("2000 Plan"). The 2000 Plan has authorized the grant of up to 250,000 shares of the Company's common stock pursuant to options granted to nonemployee Directors of the Company. Options granted under the 2000 Plan have 10-year terms. The 2000 Plan provides for the granting of options that vest and become exercisable on the date of grant and provides for the granting of options whereby a portion vests and becomes exercisable on the date of grant and the remainder vests and becomes exercisable evenly over varying terms depending on the date of the grant, subject to being a Company Director on those dates.

During the 2006 and 2005 first quarters, the Company received cash of $1,996,000 and $145,000, respectively, in connection with stock option exercises. During the first quarter of 2005, the Company issued 20,000 shares of its common stock in connection with stock option exercises. During the 2006 first quarter, the Company accepted 36,154 shares of its common stock in satisfaction of $1,102,000 of tax obligations associated with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $3,658,000 and $449,000, respectively. The tax benefit realized for these option exercises was $1,315,000 and $157,000, respectively, for the quarters ended March 31, 2006 and 2005.

A summary of the Company's stock option activity and related information is as follows:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006 Granted Exercised Forfeited or expired Outstanding at March 31, 2006 Exercisable at March 31, 2006	3,750 -- (180) (18) 3,552 ======= 2,657 =======	$ 17.72 -- $ 11.13 $ 30.90 $ 17.99 ======== $ 14.95 ========	6.0 years ========== 5.2 years ==========	$ 85,263 ======== $ 71,853 ========

During the first quarter of 2005, 20,000 stock options were granted and the weighted-average grant-date fair value of these options was $11.57.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 5:  Benefit Plans

The components of benefit plan expense for the periods ended March 31, 2006 and March 31, 2005 are as follows (in thousands):
	Defined Benefit Plans First Quarter		Deferred Compensation Plan First Quarter
	2006	2005	2006	2005
Service cost Interest cost Amortization of prior service cost Recognized net actuarial loss Settlement loss (a) Cash surrender value increase net of premium expense	$ 34 173 19 284 -- -- $ 510 ======	$ 29 214 18 233 2,851 -- $3,345 ======	$ -- 84 -- -- -- (93) $ (9) ======	$ 1 88 -- -- -- (88) $ 1 ======
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

The Company incurred $1,644,000 and $409,000 of construction accident related costs and expenses that may not be reimbursed by insurance during the first quarters ended 2006 and 2005, respectively. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

During the first quarters ended 2006 and 2005, the Company recorded $4,789,000 and $225,000, respectively, of insurance recoveries due to the delay of the opening of the expansion, which represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries were classified as construction accident insurance recoveries in the Consolidated Statements of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with the Company's insurers in the amount of approximately $52,100,000, of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $70,100,000, of which approximately $14,700,000 has been received by the Company.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as construction accident receivables at March 31, 2006.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the first quarters ended 2006 and 2005, the Company recorded $2,640,000 and $1,573,000, respectively, of insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries. These amounts were classified as other income in the Consolidated Statements of Operations. In addition, at March 31, 2006, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $31,000,000.

Note 7:  Merger Related

On March 13, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") and Pinnacle's wholly-owned subsidiary, PNK Development 1, Inc. Under the terms of the Merger Agreement, Pinnacle agreed to pay $38.00 in cash for each share of the Company's common stock and $401.90 in cash for each share of the Company's Series B convertible preferred stock outstanding at the Effective Time (as defined in the Merger Agreement). On April 18, 2006, the Company entered into an amendment (the "First Amendment") to the Merger Agreement with Pinnacle. Pursuant to the First Amendment, the purchase price for each share of the Company's common stock was increased to $43.00 in cash and the purchase price for each share of the Company's Series B convertible preferred stock was increased to $454.79 in cash. On April 23, 2006, the Company entered into a second amendment (the "Second Amendment") to the Merger Agreement with Pinnacle. Pursuant to the Second Amendment, the purchase price for each share of the Company's common stock was increased to $45.00 in cash and the purchase price for each share of the Company's Series B convertible preferred stock was increased to $475.94 in cash. On April 28, 2006, the Company entered into an Amended and Restated Merger Agreement (the "Restated Agreement") with Pinnacle. Pursuant to the Restated Agreement, each share of Aztar common stock will be exchanged for $45.00 in cash and a fraction of a share of Pinnacle common stock equal to $3.00 divided by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.12976 shares and no fewer than 0.08651 shares, and each share of Aztar preferred stock will be exchanged for $475.94 in cash plus $31.73 of Pinnacle common stock, subject to a collar provision. The transaction is subject to approval by our shareholders and the satisfaction of customary closing conditions, including the receipt of necessary regulatory and governmental approvals. The Restated Agreement contains a termination fee provision of $49.575 million plus the reimbursement of up to $16 million of merger-related costs incurred by Pinnacle.

Since the signing of the Merger Agreement with Pinnacle on March 13, 2006, the Company has received additional unsolicited offers from other companies.

During the 2006 first quarter, the Company recorded $884,000 of merger related costs and expenses. These costs and expenses primarily consist of professional fees.

Note 8: Tropicana Las Vegas Capitalized Development Costs Write-Off

During the 2006 first quarter, the Company concluded that it was not probable that it would implement its plans for redevelopment of Tropicana Las Vegas. As a result, the Company wrote off $26,021,000 of capitalized development costs.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 9:  Income Taxes

In the first quarter of 2006, the Company reached a favorable settlement with the Internal Revenue Service on the only remaining issue in dispute for the examinations of the Company's federal income tax returns for the years 1994 through 2003. The issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, Inc. (the "Restructuring"). As a result of the settlement, the Company recorded an income tax benefit of $1,383,000.

Also in the first quarter of 2006, the Company's application for tax credits available from New Jersey was approved. As a result of the approval, the Company recognized, net of a federal income tax effect, a non-recurring income tax benefit of $1,993,000.

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

The computations of net income per common share and net income per common share, assuming dilution, for the periods ended March 31, 2006 and March 31, 2005, are as follows (in thousands, except per share data):
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

Net income per common share

Net income per common share assuming dilution

2006 $ 3,214 (433) 2,781 -- $ 2,781 ======== 35,876 1,087 -- 1,087 36,963 ======== $ .08 ======== $ .08 ========	2005 $ 9,911 (220) 9,691 97 $ 9,788 ======== 34,788 1,584 514 2,098 36,886 ======== $ .28 ======== $ .27 ========

Stock options that were excluded from the earnings per share computations because their effect would have been antidilutive were 538,500 and 20,000 at March 31, 2006 and March 31, 2005, respectively.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

At March 31, 2006, the assumed conversion of preferred stock to 473,000 equivalent common shares was excluded from the earnings per share computations because their effect would have been antidilutive.

Note 11:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended March 31, 2006 and March 31, 2005 (in thousands):
First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Income taxes
Net income

	2006 $116,740 40,967 27,412 36,151 7,365 $228,635 ======== $ 31,195 9,595 8,705 11,093 2,014 62,602 (32,350) (19,017) 11,235 2,640 394 (14,136) 3,081 $ 3,214 ========	2005 $111,739 42,246 26,483 35,447 7,407 $223,322 ======== $ 21,058 10,977 8,785 11,005 1,887 53,712 (7,925) (16,346) 29,441 1,573 242 (13,862) (7,483) $ 9,911 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, other income, Tropicana Las Vegas capitalized development costs write-off, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). The Company uses EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also uses EBITDA as the primary operating performance measure in its bonus programs for executive officers. The Company also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Tropicana

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Las Vegas capitalized development costs write-off, other income, interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, the Company does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Note 12:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $6,500,000 at March 31, 2006. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,821,000 and $3,833,000 at March 31, 2006 and December 31, 2005, respectively.

The Company is a party to various other claims, legal actions and complaints arising in the course of business or asserted by way of defense or counterclaim in actions filed by the Company. Management believes that its defenses are substantial in each of these matters and that the Company's legal posture can be successfully defended without material adverse effect on its consolidated financial position, results of operations or cash flows.

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at March 31, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $66,000,000 at March 31, 2006.

At March 31, 2006, the Company had commitments of approximately $15,000,000 for a hotel and entertainment complex project at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Merger Agreement

On March 13, 2006, Aztar entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") and PNK Development 1, Inc. (the "Merger Subsidiary"), a wholly-owned subsidiary of Pinnacle, that provides for the Merger Subsidiary to merge with and into Aztar with Aztar surviving the merger. Under the terms of the Merger Agreement, each share of Aztar common stock would be exchanged for the right to receive $38.00 in cash and each share of Aztar Series B convertible preferred stock would be exchanged for the right to receive $401.90 in cash. On April 18, 2006, the Company entered into an amendment (the "First Amendment") to the Merger Agreement with Pinnacle. Pursuant to the First Amendment, the purchase price for each share of the Company's common stock was increased to $43.00 in cash and the purchase price for each share of the Company's Series B convertible preferred stock was increased to $454.79 in cash. On April 23, 2006, the Company entered into a second amendment (the "Second Amendment") to the Merger Agreement with Pinnacle. Pursuant to the Second Amendment, the purchase price for each share of the Company's common stock was increased to $45.00 in cash and the purchase price for each share of the Company's Series B convertible preferred stock was increased to $475.94 in cash. On April 28, 2006, the Company entered into an Amended and Restated Merger Agreement (the "Restated Agreement") with Pinnacle. Pursuant to the Restated Agreement, each share of Aztar Common stock will be exchanged for $45.00 in cash and a fraction of a share of Pinnacle common stock equal to $3.00 divided by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.12976 shares and no fewer than 0.08651 shares, and each share of Aztar preferred stock will be exchanged for $475.94 in cash plus $31.73 of Pinnacle common stock, subject to a collar provision. The transaction is subject to approval by our shareholders and the satisfaction of customary closing conditions, including the receipt of necessary regulatory and governmental approvals. The Restated Agreement contains a termination fee provision of $49.575 million plus the reimbursement of up to $16 million of merger-related costs incurred by Pinnacle.

Since the signing of the Merger Agreement with Pinnacle on March 13, 2006, we have received additional unsolicited offers from other companies.

Financial Condition

During the 2006 three-month period, the outstanding balance on our revolving credit facility decreased to $78.6 million from $124.5 million at December 31, 2005, leaving $415.5 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under our revolving credit facility is expected to decrease by $125 million on June 30, 2006 since we are not commencing redevelopment of the Las Vegas Tropicana property or entering into an alternative project approved by lenders holding a majority of the commitments. At March 31, 2006, the outstanding balance of our term loan facility was $122.8 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at March 31, 2006. The actual fixed charge coverage ratio was 2.72 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.06 to 1.00 and 1.08 to 1.0, respectively at March 31, 2006.

During the 2006 first quarter, we received $2.0 million in cash in connection with stock option exercises. We accepted 36,154 shares of our common stock in satisfaction of $1.1 million of tax obligations paid by the company during the 2006 first quarter, which were associated with the exercise of stock options.

During the 2006 first quarter, our purchases of property and equipment, other than those pertaining to the development in Evansville, Indiana discussed below, were primarily of a routine nature.

AZTAR CORPORATION AND SUBSIDIARIES

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the expansion that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with our insurers in the amount of $52.1 million of which $3.5 million has been received. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $70.1 million, of which $14.7 million has been received. Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at March 31, 2006. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the 2006 first quarter, we received $3.2 million of insurance recovery associated with the rebuild. The recovery was classified as other income and was offset by $0.6 million of direct costs incurred to obtain the recovery. In addition, at March 31, 2006, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $31 million.

During 2005, we began phase one of our development in Evansville, Indiana, which includes the construction of a 100-room boutique hotel and a multi-venue entertainment complex. During the 2006 first quarter, our purchases of property and equipment on an accrual basis, including capitalized interest of $0.1 million, were $4.1 million for this project.

During the 2006 first quarter, we capitalized $8.3 million for site acquisition, design development and licensing costs related to our planned investment in Allentown, Pennsylvania. If we ultimately fail to obtain a license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $0.8 million at March 31, 2006.

During the 2006 first quarter, we determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable. As a result, we recognized an expense of $26 million, which was classified as Tropicana Las Vegas capitalized development costs write-off in the 2006 first quarter Consolidated Statement of Operations.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at March 31, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $66 million at March 31, 2006.

At March 31, 2006, we had commitments of approximately $15 million for the hotel and entertainment complex at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our segment information for revenues and EBITDA. Our chief operating decision maker uses only EBITDA in assessing segment performance and deciding how to allocate resources.
First Quarter

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Total consolidated

EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
  Casino Aztar Caruthersville
    Property EBITDA
Corporate
Depreciation and amortization
Operating income
Other income
Interest income
Interest expense
Income taxes
Net income

	2006 $ 116.7 40.9 27.4 36.2 7.4 $ 228.6 ======== $ 31.2 9.6 8.7 11.1 2.0 62.6 (32.4) (19.0) 11.2 2.6 0.4 (14.1) 3.1 $ 3.2 ========	2005 $ 111.7 42.2 26.5 35.5 7.4 $ 223.3 ======== $ 21.0 11.0 8.7 11.0 1.9 53.6 (7.9) (16.3) 29.4 1.6 0.2 (13.8) (7.5) $ 9.9 ========
(a)

EBITDA is net income before income taxes, interest expense, interest income, other income, Tropicana Las Vegas capitalized development costs write-off, and depreciation and amortization. EBITDA should not be construed as a substitute for either operating income or net income as they are determined in accordance with generally accepted accounting principles (GAAP). Management uses EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. We also use EBITDA as the primary operating performance measure in our bonus programs for executive officers. Management also believes that EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes EBITDA provides a useful perspective for some purposes, EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the requirements for such replacements. Tropicana Las Vegas capitalized development costs write-off, other income, interest expense, net of interest income, and income taxes are also not reflected in EBITDA. Therefore, management does not consider EBITDA in isolation, and it should not be considered as a substitute for measures determined in

AZTAR CORPORATION AND SUBSIDIARIES
accordance with GAAP. A reconciliation of EBITDA with operating income and net income as determined in accordance with GAAP is reflected in the above summary.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

During the 2005 fourth quarter, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31. As a result, the 2006 first quarter contains 90 days and the 2005 first quarter, which began on December 31, 2004, contains 91 days and includes the benefit of New Year's Eve. The 2006 first quarter did not have a New Year's Eve.

Consolidated casino revenue was $176.6 million in the 2006 first quarter, up $4.8 million or 3% from $171.8 million in the 2005 first quarter. The increase consisted primarily of a $3.2 million increase at Tropicana Atlantic City and a $0.7 million increase at Ramada Express Laughlin. The increase at Tropicana Atlantic City was driven by an increase in the volume of slot play while the increase at Ramada Express Laughlin was driven by an increase in the slot win percentage.

Consolidated casino costs were $70.3 million in the 2006 first quarter, up 2% or $1.2 million from $69.1 million in the 2005 first quarter. The increase was due primarily to the increase in casino revenue at Tropicana Atlantic City and an increase in player complimentaries at Ramada Express Laughlin.

Consolidated marketing expense decreased $4.3 million, down 17% from $25.0 million in the 2005 first quarter. Of this decrease, $3.7 million was attributable to Tropicana Atlantic City, which incurred higher advertising and other marketing costs in the 2005 first quarter because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease at Tropicana Atlantic City include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the 2005 first quarter but not in the 2006 first quarter.

Consolidated general and administrative expenses were $24.6 million in the 2006 first quarter, down $1.7 million or 6% from $26.3 million in the 2005 first quarter. The decrease was due to corporate where general and administrative expenses decreased by $2.5 million. The decrease at corporate consisted primarily of a settlement loss of $2.9 million recognized in the 2005 first quarter related to a lump sum cash payment made to a defined benefit plan participant.

Construction accident related expense was $1.6 million in the 2006 first quarter, up $1.2 million from $0.4 million in the 2005 first quarter. The costs and expenses in the 2006 and 2005 first quarters consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $4.8 million in the 2006 first quarter as compared with $0.2 million in the 2005 first quarter. The 2006 and 2005 first quarter recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Merger related expenses were $0.9 million in the 2006 first quarter. These expenses relate primarily to professional fees incurred in connection with merger activities.

Consolidated depreciation and amortization expense increased $2.7 million in the 2006 first quarter, up 17% from $16.3 million in the 2005 first quarter. Approximately $2.5 million of the increase was attributable to Tropicana Atlantic City and was due primarily to a reduction in the useful lives of certain assets that are being renovated.

AZTAR CORPORATION AND SUBSIDIARIES

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the 2006 first quarter. We determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

Other income was $2.6 million in the 2006 first quarter, up $1.0 million from $1.6 million in the 2005 first quarter. Other income consists of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated income tax benefit was $3.1 million in the first quarter of 2006 compared with a consolidated provision for income taxes of $7.5 million in the first quarter of 2005. The decrease of $10.6 million was largely due to a decrease in income before income taxes in the 2006 versus 2005 first quarter as well as $3.4 million of non-recurring income tax benefits that were recognized during the 2006 first quarter. During the 2006 first quarter, we reached a favorable settlement with the Internal Revenue Service on the only remaining issue in dispute for the examinations of our federal income tax returns for the years 1994 through 2003. The issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, Inc. As a result of the settlement, we recognized an income tax benefit of $1.4 million. Also in the 2006 first quarter, our application for tax credits available from New Jersey was approved. As a result of the approval, we recognized, net of a federal income tax effect, a non-recurring income tax benefit of $2.0 million.

TROPICANA ATLANTIC CITY

Casino revenue was $99.3 million in the 2006 first quarter, up 3% from $96.1 million in the 2005 first quarter. The increase consisted of a $3.2 million increase in slot revenue, which was due in part to an increase in the use of cash incentives. Casino costs increased $0.4 million in the 2006 versus 2005 first quarter primarily as a result of the increase in casino revenue.

Rooms revenue was $8.1 million in the 2006 first quarter, up 23% from $6.6 million in the 2005 first quarter. The increase was attributable to an increase in the number of rooms occupied on a non-complimentary basis and an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 17% and the average daily rate increased 6% during the 2006 versus 2005 first quarter. Rooms costs increased slightly, up $0.4 million in the 2006 versus 2005 first quarter primarily as a result of the increase in rooms revenue.

Marketing expense decreased $3.7 million, down 20% from $18.3 million in the 2005 first quarter. Tropicana Atlantic City incurred higher advertising and other marketing costs in the 2005 first quarter because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the 2005 first quarter but not in the 2006 first quarter.

Construction accident related expense was $1.6 million in the 2006 first quarter, up $1.2 million from $0.4 million in the 2005 first quarter. The costs and expenses in the 2006 and 2005 first quarters consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $4.8 million in the 2006 first quarter as compared with $0.2 million in the 2005 first quarter. The 2006 and 2005 first quarter recoveries consisted of recoveries due to the delay in the opening of the expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

AZTAR CORPORATION AND SUBSIDIARIES

Depreciation expense was $13.1 million in the 2006 first quarter, up $2.5 million or 24% from $10.6 million in the 2005 first quarter. The increase was due primarily to a reduction in the useful lives of certain assets that are being renovated.

TROPICANA LAS VEGAS

Rooms revenue decreased $1.4 million in the first quarter of 2006, down 9% from $15.4 million in the first quarter of 2005. The decrease was primarily attributable to an 8% decrease in the average daily rate.

RAMADA EXPRESS LAUGHLIN

Casino revenue increased $0.7 million in the first quarter of 2006, up 3% from $20.3 million in the first quarter of 2005. This increase was primarily due to a $0.6 million increase in slot revenue, which was driven by an increase in the slot win percentage. Casino costs increased by $0.5 million in the 2006 first quarter, up 8% from $6.5 million in the 2005 first quarter. The increase in casino costs was due primarily to an increase in player complimentaries.

CORPORATE

Corporate general and administrative expenses decreased $2.5 million during the first quarter of 2006, down 32% from $7.7 million in the first quarter of 2005. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter.

Merger related expenses were $0.9 million in the 2006 first quarter. These expenses relate primarily to professional fees incurred in connection with merger activities.

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the 2006 first quarter. We determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

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

Property and equipment - At March 31, 2006, we have property and equipment of $1.2 billion, representing 82% of our total assets. We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, (3) estimating the fair value of a legally enforceable asset retirement obligation and in situations where the timing and/or method of settlement are conditional on a future event, incorporating this uncertainty into the estimate of the obligation's fair value, and (4) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, the fair value of asset retirement obligations and the related accretion expense recognized in subsequent periods, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

AZTAR CORPORATION AND SUBSIDIARIES

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

When the acquisition and (or) normal operation of a tangible long-lived asset legally obligates us to perform or stand ready to perform certain retirement activities, we recognize the fair value of the obligation in the period in which it is incurred. The fair value of the liability is estimated using a quoted market price or alternatively, a present value technique based on the expected future cash flows of the retirement activities. Uncertainty with regard to the performance and (or) timing of the obligation is factored into the calculation of the obligation's fair value. The offset to the liability is recorded as an increase to the carrying value of the asset, which is subsequently allocated to depreciation expense on a straight-line basis over the remaining useful life of the asset. Accretion in the fair value of the obligation is recognized as accretion expense and is measured by applying our estimated credit-adjusted risk-free interest rate, which existed when the liability was initially established, to the amount of the liability at the beginning of each period. Changes in the fair value of the obligation resulting from changes in the factors used to determine it are recorded in the period of change by a corresponding change in the carrying value of the tangible long-lived asset and in the period of change and (or) in subsequent periods by changes in depreciation and accretion expenses. Our recorded obligations for retirement activities totaled $0.6 million at March 31, 2006.

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

Development Costs - During the 2006 first quarter, we determined that the carrying amount of the deferred development costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable. As a result, we recognized an expense of $26 million, which was classified as Tropicana Las Vegas capitalized development costs write-off in the 2006 first quarter Consolidated Statement of Operations. At March 31, 2006, capitalized development costs, included as part of other assets, totaled $10.4 million. These costs include site acquisition, design development and licensing costs incurred in connection with our planned investment in Allentown, Pennsylvania, which is contingent upon our obtaining a Pennsylvania gaming license. If we ultimately fail to obtain a gaming license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $0.8 million at March 31, 2006.

AZTAR CORPORATION AND SUBSIDIARIES

Stock-based compensation - We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. The grant-date fair value of stock options was estimated using a Black-Scholes option pricing model, which takes into account the following six factors: (1) the current price of the underlying stock on the date of grant, (2) the exercise price of the option, (3) the expected dividend yield, (4) the expected volatility of the underlying stock over the option's expected life, (5) the expected life of the option, and (6) the risk-free interest rate during the expected life of the option. Of these factors, we exercise judgment with regard to selecting both the expected volatility of the underlying stock and the expected life of the option. Expected volatility is estimated through a review of historical stock price volatility adjusted for future expectations. The expected term of the options is estimated through a review of historical exercise behavior and other factors expected to influence behavior such as expected volatility and employees' ages and lengths of service. We also exercise judgment with regard to estimating the number of awards that are expected to vest, which is based on historical experience adjusted for future expectations. Effective January 1, 2006, we began recognizing compensation cost for stock options under SFAS 123(R). Compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding on January 1, 2006 is recognized over the remaining vesting period based on the grant-date fair value that was previously established for pro forma purposes and disclosed in the notes to the Consolidated Financial Statements for reporting periods that ended prior to January 1, 2006.

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

During 2005, the IRS completed its examination of the company's income tax return for the year 2003. During 2004, the IRS completed its examination of the company's income tax returns for the years 2000 through 2002. The only issue in dispute in these examinations involved the deductibility of a portion of the payments on certain liabilities related to the restructuring of Ramada Inc. During 2003, the IRS completed its examination for the years 1994 through 1999 and settled one of the two remaining issues entirely and a portion of the other remaining issue, resulting in a tax benefit of $6.7 million. The issue that was settled entirely involved the deductibility of certain complimentaries provided to customers. The other issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring, the same issue as described above for the 2000 through 2003 years. During the 2006 first quarter, we reached a favorable settlement with the IRS on the only remaining issue for the years 1994 through 2003. As a result of the settlement, we recorded an income tax benefit of $1.4 million.

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

AZTAR CORPORATION AND SUBSIDIARIES

to determine the discretion of the Director. The New Jersey Division of Taxation is examining the New Jersey income tax returns for the years 1995 through 2001. The Indiana Department of Revenue is examining the Indiana income tax returns for the years 2003 and 2004. We believe that adequate provision for income taxes and interest has been made in the financial statements.

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $6.5 million at March 31, 2006. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at March 31, 2006.

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

During the 2006 first quarter, we recorded $3.2 million of insurance recovery for rebuild activities. The recovery was recognized as other income and was offset by $0.6 million of direct costs to obtain the recovery.

Equity Instruments

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". SFAS 123(R), which became effective for the company on January 1, 2006, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) replaces Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In addition, SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which we previously elected to follow. Prior to January 1, 2006, we measured the cost of our stock options by applying the intrinsic-value-based method of accounting as prescribed by APB 25 and related interpretations. Under APB 25, because the exercise price of the company's stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to

AZTAR CORPORATION AND SUBSIDIARIES

provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), we have elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have elected not to adjust our financial statements for prior periods. We recognized $1.1 million of compensation expense in the Consolidated Statement of Operations during the quarter ended March 31, 2006. After the related income tax effect, this resulted in a decrease in net income, net income per common share and net income per common share assuming dilution of $0.7 million, $.02 and $.02, respectively. Under APB 25, there would not have been any compensation expense. Based on stock options granted through March 31, 2006, we estimate that we will record compensation expense of $2.7 million for the remainder of 2006, $2.4 million for 2007 and $0.7 million for 2008. As of March 31, 2006, we had $5.8 million of unrecognized compensation cost and we expect to recognize that cost over a weighted-average period of 1.8 years.

AZTAR CORPORATION AND SUBSIDIARIES

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 31, 2005, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2005 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following items, among others: operation and expansion of existing properties, including future performance; business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; and expensing of actuarial losses. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to war and terrorist activities, the price of fuel and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which we realize revenue and EBITDA increases as a result of the Tropicana Atlantic City expansion; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with suppliers and other third parties; reliance on key personnel; salaries and retirement dates of defined benefit plan participants; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, labor negotiations, legislative matters and referenda including the potential legalization of gaming in Maryland and New York and VLTs at the Meadowlands in New Jersey, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including prospective new competition in Pennsylvania; and the effects of other competition, including locations of competitors and operating and marketing competition. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For current information that affects information incorporated by reference in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 see "Note 2: Long-term Debt" of the Notes to Consolidated Financial Statements included in this Form 10-Q under Item 1.

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

We carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, the defendants (including the Company) have filed cost bills seeking recovery of certain costs incurred in the litigation. The plaintiffs have opposed the awarding of these costs. The parties have agreed to delay the filing of briefs in the Ninth Circuit on the plaintiffs' appeal of the underlying case until the District Court rules on the defendants' motion for an award of their costs.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, the Company was named as a defendant to an action brought by Aaron Dolgin. Currently, the Company is exploring a negotiated resolution of the Appeal and issues regarding the collection of the Judgment.

Between approximately March 17, 2006 and April 24 2006, five substantially identical putative class actions were filed against Aztar and the members of our board of directors. Two of the lawsuits were filed in the Superior Court of the State of Arizona in and for the County of Maricopa, one was filed in the Nevada District Court in and for Clark County, and two were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The Arizona complaints are captioned Plumbers Local Union No. 519 Pension Trust Fund v. Aztar Corp. et al., Case No. CV2006-004622; and Robert Glasmann, v. Aztar Corp. et al., Case No. CV2006-004087. The Nevada complaint is captioned John Drauch v. Aztar Corp. et al., Case No. A519833. The Delaware complaints are captioned Esther Lowinger v. Aztar Corp. et al., Civil Action No. 2045-N and Yolanda Heady v. Robert M. Haddock, et al., Civil Action No. 2090-N. Collectively, we refer to these actions as the Pinnacle Complaints. The Pinnacle Complaints allege, among other things, that the defendants

AZTAR CORPORATION AND SUBSIDIARIES

breached their fiduciary duties by failing to conduct an auction or active market check prior to entering into the merger agreement with Pinnacle and by causing Aztar to agree to the termination fee provisions in the Pinnacle merger agreement, which allegedly will deter other bidders for Aztar. The Pinnacle Complaints seek, among other things, an injunction against the merger, rescission of the merger if it is consummated and fees and costs. Plaintiffs in the Glasmann and Plumbers Local Union No. 519 actions moved to consolidate those actions on April 11, 2006 and for a temporary restraining order and preliminary injunction barring us from paying to Pinnacle the termination fee and expenses provided for in the merger agreement. On April 27, 2006, the Arizona court denied the Glasmann and Plumbers Local Union No. 519 motions in all respects. On April 20, 2006, the defendants moved to dismiss the Lowinger action for failure to state a claim upon which relief may be granted and to dismiss or stay the Lowinger action in favor of prior filed Arizona cases and for an order staying discovery in the Lowinger action pending the resolution of their motion to dismiss or stay this action. No dates for the completion of discovery or trial have been set for any of these actions. We believe that each of the Pinnacle Complaints is without merit, and we intend to defend against them vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the first quarter ended March 31, 2006 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2006 to January 31, 2006	36,154	$30.47	--	794,224**
Month #2 February 1, 2006 to February 28, 2006	--	--	--	794,224**
Month #3 March 1, 2006 to March 31, 2006	--	--	--	794,224**

*

In January 2006, the Company accepted 36,154 shares of its common stock in lieu of cash due to the Company in connection with the exercise of stock options. Such shares are stated at cost and held as treasury shares to be used for general corporate purposes.

**

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

AZTAR CORPORATION AND SUBSIDIARIES

Item 6. Exhibits
*	10.1	Amendment to Severance Agreement dated February 16, 2006, by and between Aztar Corporation and Nelson W. Armstrong, Jr.
*	10.2	Form of Stock Option Grant Letter for Aztar Corporation 2004 Employee Stock Option and Incentive Plan, revised February 21, 2006.
	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement

AZTAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2006	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
	Exhibit Number	Description
*	10.1	Amendment to Severance Agreement dated February 16, 2006, by and between Aztar Corporation and Nelson W. Armstrong, Jr.
*	10.2	Form of Stock Option Grant Letter for Aztar Corporation 2004 Employee Stock Option and Incentive Plan, revised February 21, 2006.
	31.1	Certification of CEO.
	31.2	Certification of CFO.
	32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement