Form 10-Q
period 2006-06-30
AZTAR CORP
filed 2006-08-02
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
At July 31, 2006, the registrant had outstanding 36,488,231 shares of its common stock, $.01 par value.

AZTAR CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
 (in thousands, except share data)

Assets
Current assets:
  Cash and cash equivalents
  Accounts receivable, net
  Construction accident receivables
  Refundable income taxes
  Inventories
  Prepaid expenses
  Deferred income taxes

    Total current assets

Assets held for sale

Investments

Property and equipment:
  Buildings, riverboats and equipment, net
  Land
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

June 30, 2006 $ 75,322 26,405 5,108 2,361 8,562 22,886 11,026 151,670 33,513 26,764 965,099 207,513 35,094 -- 1,207,706 33,069 86,039 $1,538,761 ==========	December 31, 2005 $ 86,361 26,469 2,949 1,288 7,350 13,394 11,026 148,837 33,559 25,215 986,025 207,514 18,339 9 1,211,887 33,331 102,505 $1,555,334 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)(continued)
(in thousands, except share data)

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accruals
  Accrued payroll and employee benefits
  Accrued interest payable
  Accrued rent
  Current portion of long-term debt
  Current portion of other long-term liabilities
  Merger termination fee reimbursement
  Liabilities related to assets held for sale

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $24,275 and $15,107)

Shareholders' equity:
  Common stock, $.01 par value (36,375,257 and
    35,778,952 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

June 30, 2006 $ 94,863 26,576 7,517 239 1,283 814 78,000 2,064 211,356 675,037 16,430 43,675 4,382 553 495,383 310,068 (1,899) (216,224) 587,881 $1,538,761 ==========	December 31, 2005 $ 91,369 25,765 7,577 760 1,293 824 -- 2,495 130,083 721,676 16,419 46,006 4,620 546 474,637 373,897 (1,899) (210,651) 636,530 $1,555,334 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended June 30, 2006 and June 30, 2005
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

Operating income(loss)

  Other income(expense)
  Interest income
  Interest expense

Income(loss) from continuing
  operations before income taxes

  Income taxes

Income(loss) from continuing
  operations

Discontinued operations, net of
  income taxes

Net income(loss)

  2006

$165,686
27,911
14,914
  13,415
221,926

66,137
12,639
14,726
7,390
20,527
22,180
5,647
7,076
585
8,843
2,408
1,997

(3,569)
80,476
17,003

      --
 264,065

(42,139)

(398)
526
 (14,147)

(56,158)

 (10,880)

(67,038)

     931

$(66,107)
========

  2005

$166,142
28,098
14,976
  12,183
221,399

65,865
12,696
14,334
7,574
23,429
21,875
5,822
6,551
329
7,559
2,085
860

(301)
--
15,906

      --
 184,584

36,815

2,855
294
 (14,206)

25,758

 (10,848)

14,910

     543

$ 15,453
========

  2006

$335,118
53,258
29,815
  25,005
443,196

133,787
24,258
29,255
14,632
40,634
45,796
11,850
13,937
1,078
17,465
4,738
3,641

(8,358)
81,360
35,242

  26,021
 475,336

(32,140)

2,242
920
 (28,283)

(57,261)

  (7,267)

(64,528)

   1,635

$(62,893)
========

  2005

$330,804
53,226
29,793
  23,491
437,314

132,395
23,694
28,365
14,909
47,815
47,075
12,084
13,008
707
15,875
4,023
1,269

(526)
--
31,497

      --
 372,190

65,124

4,428
536
 (28,068)

42,020

 (17,954)

24,066

   1,298

$ 25,364
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
For the periods ended June 30, 2006 and June 30, 2005
(in thousands, except per share data)
Second Quarter	Six Months

Earnings per common share assuming
  no dilution:
  Income(loss) from continuing
    operations
  Discontinued operations, net of
    income taxes
  Net income(loss)

Earnings per common share assuming
  dilution:
  Income(loss) from continuing
    operations
  Discontinued operations, net of
    income taxes
  Net income(loss)

Weighted-average common shares
  applicable to:
  Earnings per common share assuming
    no dilution
  Earnings per common share assuming
    dilution

2006 $ (1.87) .03 $ (1.84) $ (1.87) .03 $ (1.84) 36,150 36,150	2005 $ .42 .01 $ .43 $ .40 .01 $ .41 35,141 36,980	2006 $ (1.82) .05 $ (1.77) $ (1.82) .05 $ (1.77) 36,014 36,014	2005 $ .67 .04 $ .71 $ .64 .04 $ .68 34,965 36,929

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended June 30, 2006 and June 30, 2005
(in thousands)
Six Months

Cash Flows from Operating Activities
Net income(loss)
Adjustments to reconcile net income(loss) to net cash
  provided by (used in) operating activities:
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

  Net cash provided by (used in) investing activities

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt
Proceeds from issuance of common stock
Merger termination fee reimbursement
Stock options tax benefit
Principal payments on long-term debt
Principal payments on other long-term liabilities
Repurchase of common stock
Preferred stock dividend
Redemption of preferred stock

  Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents
Less the change related to assets held for sale
Cash and cash equivalents at beginning of period

    Cash and cash equivalents at end of period

   2006

$ (62,893)

37,711

26,021
2,072
1,078
989
755
(2,331)
(3,754)
(5,843)

(3,140)
(1,073)

(10,714)

8,287
     (189)

  (13,024)

739
--
3,754
4,300
(31,815)
  (12,361)

  (35,383)

387,150
10,925
78,000
5,843
(437,747)
(11)
(5,573)
(179)
   (1,000)

   37,408

(10,999)
(40)
   86,361

$  75,322
=========

   2005

$  25,364

34,140

--
462
707
557
233
735
(4,217)
--

(1,832)
19,457

(1,914)

6,154
   (5,694)

   74,152

422
6,000
4,217
5,237
(55,275)
  (11,921)

  (51,320)

228,900
7,797
--
--
(248,452)
(11)
(5,799)
(194)
     (396)

  (18,155)

4,677
(192)
   51,353

$  55,838
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended June 30, 2006 and June 30, 2005
(in thousands)
Six Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Other long term liabilities reduced for property
    and equipment
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options
  Contract payable incurred for property and equipment

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid(refunded)

2006 $ 795 -- -- $ 27,189 3,818	2005 $ -- 3,447 348 $ 28,063 (11,846)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended June 30, 2006 and June 30, 2005
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

Balance,
  December 31, 2005
  Net income(loss)
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income(loss)
  Stock options
    compensation
    expense
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  June 30, 2006

$ 546 7 $ 553 ======	$474,637 2,072 10,918 7,756 $495,383 ========	$373,897 (62,893) (936) $310,068 ========	$ (1,899) -- $ (1,899) =========	$(210,651) (5,573) $(216,224) =========	$636,530 (62,893) -- (62,893) 2,072 5,352 7,756 (936) $587,881 ========

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

The Company changed its fiscal year to the calendar year, effective December 31, 2005. The Company previously used a 52/53 week fiscal year ending on the Thursday nearest December 31. The 2006 and 2005 second quarters each reflect the Company's results of operations for a 91-day period beginning April 1 and ending June 30 of the respective years. The first half of 2006 reflects the Company's results of operations for a 181-day period beginning January 1, 2006 and ending June 30, 2006. The first half of 2005 contained 182 days, beginning on December 31, 2004 and ending on June 30, 2005.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the second quarter and six months ended 2006 was $197,000 and $307,000, respectively; it was $16,000 and $28,000, respectively, during the second quarter and six months ended 2005. Capitalized costs related to development projects, included in other assets, were $11,474,000 and $25,008,000 at June 30, 2006 and December 31, 2005, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 2005.

The accompanying consolidated financial statements for 2005 reflect certain reclassifications for discontinued operations as described in "Note 10: Discontinued Operations." These reclassifications have no effect on previously reported net income(loss). In addition, certain reclassifications have been made in the 2005 Consolidated Statement of Cash Flows in order to be comparable with the 2006 presentation.

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

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), the Company has elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to adjust its financial statements for prior periods. The Company recognized $936,000 and $2,072,000, respectively, of

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

compensation expense in the Consolidated Statement of Operations during the second quarter and six months ended June 30, 2006. After the related income tax effect, this resulted in an increase in net loss, net loss per common share assuming no dilution and net loss per common share assuming dilution of $600,000, $.02 and $.02, respectively, during the second quarter ended 2006 and $1,327,000, $.04 and $.04, respectively, during the six months ended 2006. Under APB 25, there would not have been any compensation expense. The Company classifies its stock-based compensation expense in the Consolidated Statement of Operations in a manner consistent with its classification of cash compensation paid to the same employees. Also during the six months ended June 30, 2006, in the Consolidated Statement of Cash Flows, the Company decreased cash from operating activities and increased cash from financing activities by $5,843,000 related to tax benefits from stock options exercised. Under APB 25, the Company would not have decreased cash from operating activities or increased cash from financing activities by $5,843,000. As of June 30, 2006, the Company had $4,751,000 of unrecognized compensation cost related to awards granted under its stock option plans. The Company expects to recognize that cost over a weighted-average period of 1.6 years.

Prior to January 1, 2006, the Company measured the cost of its stock options by applying the intrinsic-value-based method of accounting as prescribed by APB 25 and related interpretations. Under APB 25, because the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. Because of the prior election to follow APB 25, the Company is required to continue providing pro forma information regarding net income(loss) and earnings per share for all reporting periods ending prior to January 1, 2006 as if the Company had accounted for its stock option plans under the fair-value-based method of SFAS 123. The fair value for options granted was estimated at the date of grant or modification using a Black-Scholes option pricing model with the following weighted-average assumptions for the 2005 fiscal year: risk-free interest rate of 3.8%, no dividend, volatility factor of the expected market price of the Company's common stock of .36 and an expected life of the option of 5.0 years. The risk-free interest rate was derived from the annual interest yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options. The annual interest yield was taken from an authoritative published source such as the Wall Street Journal on the date the options were granted. Expected volatility was estimated through a review of historical stock price volatility adjusted for future expectations. The expected term of the options represented the period of time options granted were expected to be outstanding and was estimated through a review of historical exercise behavior and other factors expected to influence behavior such as expected volatility and employees' ages and lengths of service.

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

Starting in 2006, the Company adopted the non-substantive vesting approach for new options granted. Under the non-substantive approach, the fair value of the options granted to retirement eligible employees is expensed immediately at the date of grant. For those employees who become retirement eligible during the vesting period, the expense is amortized over the period from the grant date to the date of retirement eligibility. The Company will continue to use the nominal vesting approach after January 1, 2006 for all options granted prior to January 1, 2006. The computations of pro forma net income(loss) under SFAS 123 using both the nominal vesting approach and the non-substantive vesting approach are presented below.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The pro forma information for the periods ended June 30, 2005 using the nominal vesting approach is as follows (in thousands, except per share data):

Second Quarter	Six Months

Net income, as reported
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  tax benefit
Deduct: Total stock-based employee compensation
  expense determined under the fair-value-based
  method of accounting, net of income tax benefit

Pro forma net income

Net income per common share assuming no dilution:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

2005 $ 15,453 300 (1,011) $ 14,742 ======== $ .43 $ .41 $ .41 $ .39	2005 $ 25,364 300 (2,634) $ 23,030 ======== $ .71 $ .65 $ .68 $ .61

The pro forma information for the periods ended June 30, 2006 and June 30, 2005 assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):
Second Quarter		Six Months

Net income(loss), as reported
Add: Stock-based employee
  compensation expense included in
  reported net income, net of income
  tax benefit
Add (Deduct): Impact of stock-based
  employee compensation expense if
  the non-substantive approach had
  been used to amortize compensation
  expense determined under the fair-
  value-based method of accounting,
  net of income tax

Pro forma net income(loss)

Net income(loss) per common share
  assuming no dilution:
    As reported
    Pro forma

Net income(loss) per common share
  assuming dilution:
    As reported
    Pro forma

2006 $(66,107) -- 207 $(65,900) ======== $ (1.84) $ (1.84) $ (1.84) $ (1.84)	2005 $ 15,453 300 (2,011) $ 13,742 ======== $ .43 $ .38 $ .41 $ .37	2006 $(62,893) -- 454 $(62,439) ======== $ (1.77) $ (1.76) $ (1.77) $ (1.76)	2005 $ 25,364 300 (2,659) $ 23,005 ======== $ .71 $ .64 $ .68 $ .61

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 2:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 7.5% at June 30, 2006;
  matures July 22, 2009
Term Loan; floating rate, 6.9% at June 30, 2006;
  matures July 22, 2009
Contract payable; 7.2%; matures 2014
Obligations under capital leases

Less current portion

June 30, 2006 $175,000 300,000 78,500 122,500 315 5 676,320 (1,283) $675,037 ========	December 31, 2005 $175,000 300,000 124,500 123,125 328 16 722,969 (1,293) $721,676 ========

On June 30, 2006, the maximum amount available under the Revolver decreased by $125,000,000, leaving $290,611,000 available for future borrowing after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under the Revolver decreased since the Company did not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by the lenders holding a majority of the commitments.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at June 30, 2006. On July 17, 2006, the Company and the lenders amended the definition of operating cash flow effective June 30, 2006, to exclude the Pinnacle termination payment of $78,000,000 and the Sussex reimbursement of $78,000,000 (see Note 7: Merger Related). The actual fixed charge coverage ratio was 2.74 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.07 to 1.0 and 1.08 to 1.0, respectively at June 30, 2006. Since June 30, 2006, the Company has made borrowings and repayments under the Revolver. The outstanding balance of the Revolver on July 31, 2006 was $80,900,000.

Note 3:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Asset retirement obligations Las Vegas Boulevard beautification assessment Less current portion	June 30, 2006 $ 16,410 574 260 17,244 (814) $ 16,430 ========	December 31, 2005 $ 15,630 1,342 271 17,243 (824) $ 16,419 ========

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

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

During the first half of 2006 and 2005, the Company received cash of $10,925,000 and $7,797,000, respectively, in connection with stock option exercises. During the first half of 2005, the Company issued 1,140,167 shares of its common stock in connection with stock option exercises. During the first half of 2006, the Company accepted 127,361 shares of its common stock in satisfaction of $5,573,000 of tax obligations paid by the Company, which were associated with the exercise of stock options. During the 2005 first half, the Company accepted 119,649 shares of its common stock in lieu of cash due to the Company in connection with the exercise of stock options. The Company also accepted an additional 189,318 shares of its common stock in satisfaction of $5,799,000 of tax obligations paid by the Company during the first half of 2005, which were associated with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The total intrinsic value of options exercised during the periods ended June 30, 2006 and June 30, 2005 was $21,832,000 and $23,750,000, respectively. The tax benefit realized for these option exercises was $7,824,000 and $8,329,000, respectively, for the periods ended June 30, 2006 and June 30, 2005.

During the second quarter of 2005, the Company modified the terms of an employee's stock options to provide for accelerated vesting. Options to purchase 13,333 shares of the Company's common stock at an exercise price of $15.71 that were to vest in May 2006 were accelerated to vest in June 2005. In addition, options to purchase 26,666 shares of the Company's common stock at an exercise price of $24.39, of which 13,333 options were to vest in May 2006 and 13,333 options were to vest in May 2007, were accelerated to vest in June 2005. In connection with the acceleration of these options' vesting periods, the Company recorded during the second quarter of 2005 approximately $462,000 of compensation expense.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

A summary of the Company's stock option activity and related information is as follows:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006 Granted Exercised Forfeited or expired Outstanding at June 30, 2006 Exercisable at June 30, 2006	3,750 -- (724) (30) 2,996 ======= 2,520 =======	$ 17.72 -- $ 15.10 $ 30.90 $ 18.22 ======== $ 16.14 ========	5.7 years ========== 5.1 years ==========	$101,072 ======== $ 90,265 ========

Stock options that were granted during the second quarter and six months ended 2005 were 526,500 and 546,500, respectively; the weighted-average grant-date fair value of these options was $11.70 and $11.69, respectively. There were no stock options granted during the second quarter and six months ended 2006.

Note 5:  Benefit Plans

The components of benefit plan expense(income) for the periods ended June 30, 2006 and June 30, 2005 are as follows (in thousands):
	Defined Benefit Plans Second Quarter		Defined Benefit Plans Six Months
	2006	2005	2006	2005
Service cost Interest cost Amortization of prior service cost Settlement loss (a) Recognized net actuarial loss	$ 34 174 18 -- 285 $ 511 ======	$ 54 128 19 -- 101 $ 302 ======	$ 68 347 37 -- 569 $1,021 ======	$ 83 342 37 2,851 334 $3,647 ======
	Deferred Compensation Plan Second Quarter		Deferred Compensation Plan Six Months
	2006	2005	2006	2005
Service cost Interest cost Cash surrender value increase net of premium expense	$ 1 85 (94) $ (8) ======	$ 1 88 (88) $ 1 ======	$ 1 169 (187) $ (17) ======	$ 2 176 (176) $ 2 ======
(a)

During the first quarter of 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2005.

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

The Company incurred construction accident related costs and expenses that may not be reimbursed by insurance of $1,997,000 and $3,641,000, respectively, during the second quarter and six months ended 2006, and $860,000 and $1,269,000, respectively, during the second quarter and six months ended 2005. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

The Company recorded insurance recoveries due to the delay of the opening of the expansion of $3,569,000 and $8,358,000, respectively, during the second quarter and six months ended 2006, and $301,000 and $526,000, respectively, during the second quarter and six months ended 2005. These insurance recoveries represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries were classified as construction accident insurance recoveries in the Consolidated Statements of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with the Company's insurers in the amount of approximately $52,100,000, of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $69,600,000, of which approximately $14,700,000 has been received by the Company and $3,500,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at June 30, 2006.

Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as construction accident receivables at June 30, 2006.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. The Company recorded insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries of $(398,000) and $2,242,000, respectively, during the second quarter and six months ended 2006, and $2,855,000 and $4,428,000, respectively, during the second quarter and six months ended 2005. These amounts were classified as other income(expense) in the Consolidated Statements of Operations. In addition, at June 30, 2006, the Company's share of claims outstanding for dismantlement, debris removal and rebuild was approximately $30,500,000.

Note 7:  Merger Related

On March 13, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") and Pinnacle's wholly-owned subsidiary, PNK Development 1, Inc. Under the terms of the Merger Agreement, Pinnacle agreed to pay $38.00 in cash for each share of the Company's

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

common stock and $401.90 in cash for each share of the Company's Series B convertible preferred stock outstanding at the Effective Time (as defined in the Merger Agreement). Subsequently, the Merger Agreement was amended three times and on May 5, 2006, the Company entered into a fourth amendment ( the "Fourth Amendment") to the Merger Agreement with Pinnacle. Pursuant to the Fourth Amendment, each share of Aztar common stock would be exchanged for $47.00 in cash and a fraction of a share of Pinnacle common stock equal to $4.00 divided by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.16584 shares and no fewer than 0.11056 shares, and each share of Aztar preferred stock would be exchanged for $497.09 in cash plus $42.304 of Pinnacle common stock, subject to a collar provision. The Fourth Amendment increased a termination fee provision to $52,160,000 plus the reimbursement of up to $25,840,000 of merger-related costs incurred by Pinnacle.

On May 19, 2006, the Company entered into an Agreement and Plan of Merger (the "Columbia Merger Agreement") with Columbia Sussex Corporation ("Sussex"), Wimar Tahoe Corporation, d/b/a Columbia Entertainment, the gaming affiliate of Sussex ("Columbia Entertainment"), and WT-Columbia Development, Inc., a wholly-owned subsidiary of Columbia Entertainment. Prior to signing the Columbia Merger Agreement, the Company terminated its earlier merger agreement with Pinnacle and paid to Pinnacle a termination fee of $52,160,000 and termination expenses of $25,840,000. The payment is not deductible for tax purposes. The termination fee and termination expenses paid to Pinnacle were classified as merger-related expenses in the 2006 Consolidated Statements of Operations.

Under the Columbia Merger Agreement, Columbia Entertainment will acquire all the outstanding shares of Aztar common stock for $54.00 per share in cash and all the outstanding shares of Aztar preferred stock for $571.13 per share in cash. The Columbia Merger Agreement also provides for an increase in the purchase price under certain conditions at the rate per day of $0.00888 per share of Aztar common stock and $0.09388 per share of Aztar preferred stock beginning November 20, 2006, and then to $0.01184 per share of Aztar common stock and $0.12518 per share of Aztar preferred stock beginning February 20, 2007 until the closing of the transaction. The Columbia Merger Agreement contains a termination fee provision of $55,228,000 plus the reimbursement of up to $27,360,000 of merger-related costs incurred by Columbia Entertainment. The transaction is subject to approval by Aztar shareholders and the satisfaction of customary closing conditions, including the receipt of necessary gaming and other regulatory approvals.

In the Columbia Merger Agreement, the Company agreed to use commercially reasonable efforts to sell or close the Company's Missouri property, Casino Aztar Caruthersville. Approval by Missouri gaming authorities will be required for any transaction involving the sale, or a closure, of the Company's Missouri property.

In connection with the Columbia Merger Agreement, Sussex deposited $313,000,000 into a custody account, payable to Aztar in certain circumstances (including failure to obtain regulatory approvals) in the event that the Columbia Merger Agreement is terminated. Of the deposit, $78,000,000 has been paid to Aztar as reimbursement of the termination fees and expenses paid to Pinnacle. Since this reimbursement is considered to be a deposit toward the merger for accounting purposes, it was classified as a current liability in the Consolidated Balance Sheet as merger termination fee reimbursement at June 30, 2006. If the merger is terminated under certain conditions, the reimbursement is repayable by the Company to Sussex and if the merger is terminated under certain other conditions or if the merger is consummated, it is retained by the Company.

During the second quarter and six months ended 2006, the Company recorded $80,476,000 and $81,360,000, respectively, of merger-related costs and expenses. These costs and expenses primarily consist of the Pinnacle termination fee and expenses of $78,000,000 and professional fees.

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

Note 10:  Discontinued Operations

The results of operations for Casino Aztar Caruthersville are reported as discontinued operations net of income taxes, reflecting the Company's commitment to sell or close that property as part of the Company's Columbia Merger Agreement. Approval by Missouri gaming authorities will be required for any transaction involving the sale, or a closure, of the property. Any gain related to the sale would be recognized when the transaction is completed. If the Company determines to close the property in accordance with the terms of the Columbia Merger Agreement, the Company would conduct a review for impairment.

The consolidated financial statements for all prior periods have been reclassified to reflect the results of operations of Casino Aztar Caruthersville as discontinued. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities of Casino Aztar Caruthersville are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

Summary operating results of Casino Aztar Caruthersville are as follows for the periods ended June 30, 2006 and June 30, 2005 (in thousands):
	Second Quarter		Six Months
Revenues Operating income Income taxes Income from discontinued operations	2006 $ 7,127 ======== $ 1,302 (371) $ 931 ========	2005 $ 6,910 ======== $ 691 (148) $ 543 ========	2006 $ 14,492 ======== $ 2,538 (903) $ 1,635 ========	2005 $ 14,317 ======== $ 1,823 (525) $ 1,298 ========

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Assets held for sale and liabilities related to assets held for sale are as follows (in thousands):

Assets
Cash and cash equivalents
Accounts receivable, net
Inventories
Prepaid expenses
Property and equipment, net
Intangible assets
Other assets
  Total assets held for sale

Liabilities
Accounts payable and accruals
Accrued payroll and employee benefits
  Total liabilities related to assets held for sale

June 30, 2006 $ 1,878 28 31 144 31,036 391 5 $ 33,513 ======== $ 1,469 595 $ 2,064 ========	December 31, 2005 $ 1,838 21 32 149 31,123 391 5 $ 33,559 ======== $ 1,466 1,029 $ 2,495 ========

Note 11:  Earnings Per Share

Income(loss) from continuing operations per common share assuming no dilution is computed by dividing income(loss) from continuing operations applicable to common shareholders by the weighted-average number of common shares outstanding. Income(loss) from continuing operations per common share assuming dilution is computed based on the weighted-average number of common shares outstanding after consideration of the dilutive effect of stock options and the assumed conversion of the preferred stock at the stated rate.

The computations of income(loss) from continuing operations per common share assuming no dilution and income(loss) from continuing operations per common share

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

assuming dilution for the periods ended June 30, 2006 and June 30, 2005, are as follows (in thousands, except per share data):

Second Quarter		Six Months

Income(loss) from continuing
  operations

Less: preferred stock dividend
  and losses on redemption

Income(loss) from continuing
  operations applicable to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income(loss) from continuing
  operations applicable to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to income(loss) from
  continuing operations per common
  share assuming no dilution

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
    stock
Dilutive potential common shares

Weighted-average common shares
  applicable to income(loss) from
  continuing operations per
  common share assuming dilution

  Income(loss) from continuing
    operations per common share
    assuming no dilution

  Income(loss) from continuing
    operations per common share
    assuming dilution

2006 $(67,038) (503) (67,541) -- $(67,541) ======== 36,150 * * * 36,150 ======== $ (1.87) ======== $ (1.87) ========	2005 $ 14,910 (249) 14,661 96 $ 14,757 ======== 35,141 1,332 507 1,839 36,980 ======== $ .42 ======== $ .40 ========	2006 $(64,528) (936) (65,464) -- $(65,464) ======== 36,014 * * * 36,014 ======== $ (1.82) ======== $ (1.82) ========	2005 $ 24,066 (469) 23,597 192 $ 23,789 ======== 34,965 1,457 507 1,964 36,929 ======== $ .67 ======== $ .64 ========

Stock options that were excluded from consideration for the earnings per share computations because their effect would have been antidilutive were 20,000 at June 30, 2005 and none at June 30, 2006.

For the second quarter and six months ended 2006, no potential common shares were included in the computation of earnings per common share assuming dilution because there was a loss from continuing operations.

* Antidilutive

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 12:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended June 30, 2006 and June 30, 2005 (in thousands):
	Second Quarter		Six Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
    Total consolidated

Segment Adjusted EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
    Total Segment Adjusted EBITDA
Corporate
Depreciation and amortization
Operating income(loss)
Other income(expense)
Interest income
Interest expense
Income taxes
Income(loss) from continuing
  operations
Discontinued operations, net of
  income taxes
Net income(loss)

	2006 $124,941 39,563 24,595 32,827 $221,926 ======== $ 36,316 8,147 6,323 9,434 60,220 (85,356) (17,003) (42,139) (398) 526 (14,147) (10,880) (67,038) 931 $(66,107) ========	2005 $122,705 41,793 23,420 33,481 $221,399 ======== $ 30,926 10,695 6,022 10,274 57,917 (5,196) (15,906) 36,815 2,855 294 (14,206) (10,848) 14,910 543 $ 15,453 ========	2006 $241,681 80,530 52,007 68,978 $443,196 ======== $ 67,511 17,742 15,028 20,527 120,808 (117,706) (35,242) (32,140) 2,242 920 (28,283) (7,267) (64,528) 1,635 $(62,893) ========	2005 $234,444 84,039 49,903 68,928 $437,314 ======== $ 51,984 21,672 14,807 21,279 109,742 (13,121) (31,497) 65,124 4,428 536 (28,068) (17,954) 24,066 1,298 $ 25,364 ========
(a)

Segment Adjusted EBITDA is net income(loss) before discontinued operations, income taxes, interest expense, interest income, other income(expense), depreciation and amortization and corporate. Segment Adjusted EBITDA should not be construed as a substitute for either operating income(loss) or net income(loss) as they are determined in accordance with generally accepted accounting principles (GAAP). Segment Adjusted EBITDA, which is computed in accordance with SFAS No. 131, does not represent a non-GAAP financial measure as it is presented in the above summary. The use of Segment Adjusted EBITDA for any other purpose would constitute a non-GAAP financial measure. The Company uses Segment Adjusted EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Adjusted EBITDA does not reflect the requirements for such replacements. Corporate, other income(expense), interest expense, net of interest income, income taxes and discontinued operations are also not reflected in Segment Adjusted EBITDA. Therefore, the Company does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with operating income(loss) and net income(loss) as determined in accordance with GAAP is reflected in the above summary.

Note 13:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $6,300,000 at June 30, 2006. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,821,000 and $3,833,000 at June 30, 2006 and December 31, 2005, respectively.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at June 30, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $88,000,000 at June 30, 2006.

At June 30, 2006, the Company had commitments of approximately $11,000,000 for a hotel and entertainment complex project at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis

Merger Agreement

On March 13, 2006, Aztar entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pinnacle Entertainment, Inc. ("Pinnacle") and PNK Development 1, Inc., a wholly-owned subsidiary of Pinnacle. Under the terms of the Merger Agreement, each share of Aztar common stock would be exchanged for the right to receive $38.00 in cash and each share of Aztar Series B convertible preferred stock would be exchanged for the right to receive $401.90 in cash. Subsequently, the Merger Agreement was amended three times and on May 5, 2006, the Company entered into a fourth amendment (the "Fourth Amendment") to the Merger Agreement with Pinnacle. Pursuant to the Fourth Amendment, each share of Aztar common stock would be exchanged for the right to receive $47.00 in cash and a fraction of a share of Pinnacle common stock equal to $4.00 divided by the trading price of a share of Pinnacle common stock over a specified trading period, but no more than 0.16584 shares and no fewer than 0.11056 shares, and each share of Aztar preferred stock would be exchanged for the right to receive $497.09 in cash plus $42.304 of Pinnacle common stock, subject to a collar provision. The Fourth Amendment increased a termination fee provision to $52.16 million plus the reimbursement of up to $25.84 million of merger-related costs incurred by Pinnacle.

On May 19, 2006, the Company terminated the Pinnacle Merger Agreement and in doing so, paid Pinnacle $78 million, consisting of the termination fee of $52.16 million and termination expenses of $25.84 million. The payment, which is not tax deductible, was classified as merger-related expenses in the 2006 Consolidated Statements of Operations. Also on May 19, 2006, the Company entered into an Agreement and Plan of Merger (the "Columbia Merger Agreement") with Columbia Sussex Corporation ("Sussex"), Wimar Tahoe Corporation, d/b/a Columbia Entertainment, the gaming affiliate of Sussex ("Columbia Entertainment"), and WT-Columbia Development, Inc., a wholly-owned subsidiary of Columbia Entertainment. Under the terms of the Columbia Merger Agreement, each share of Aztar common stock will be exchanged for the right to receive $54.00 in cash and each share of Aztar Series B convertible preferred stock will be exchanged for the right to receive $571.13 in cash. The Columbia Merger Agreement also provides for an increase in the purchase price under certain conditions at the rate per day of $0.00888 per share of Aztar common stock and $0.09388 per share of Aztar preferred stock beginning November 20, 2006, and then to $0.01184 per share of Aztar common stock and $0.12518 per share of Aztar preferred stock beginning February 20, 2007 until the closing of the transaction. The transaction is subject to approval by our shareholders and the satisfaction of customary closing conditions, including the receipt of necessary gaming and other regulatory approvals. The Columbia Merger Agreement contains a termination fee provision of $55.228 million plus the reimbursement of up to $27.36 million of merger-related costs incurred by Columbia Entertainment.

In the Columbia Merger Agreement, the Company agreed to use commercially reasonable efforts to sell or close the Company's Missouri property, Casino Aztar Caruthersville. Approval by Missouri gaming authorities will be required for any transaction involving the sale, or a closure, of the Company's Missouri property.

In connection with the Columbia Merger Agreement, Sussex deposited $313 million into a custody account, payable to Aztar in certain circumstances (including failure to obtain regulatory approvals) in the event that the Columbia Merger Agreement is terminated. Of the deposit, $78 million has been paid to Aztar as reimbursement of the termination fees and expenses paid to Pinnacle. Since this reimbursement is considered to be a deposit toward the merger for accounting purposes, it was classified as a current liability in the Consolidated Balance Sheet as merger termination fee reimbursement at June 30, 2006. If the merger is terminated under certain conditions, the reimbursement is repayable by the Company to Sussex and if the merger is terminated under certain other conditions or if the merger is consummated, it is retained by the Company.

AZTAR CORPORATION AND SUBSIDIARIES

Financial Condition

During the 2006 six-month period, the outstanding balance on our revolving credit facility decreased to $78.5 million from $124.5 million at December 31, 2005, leaving $290.6 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. On June 30, 2006, the maximum amount available under our revolving credit facility decreased by $125 million since we had not commenced redevelopment of the Las Vegas Tropicana property or entered into an alternative project approved by the lenders holding a majority of the commitments. At June 30, 2006, the outstanding balance of our term loan facility was $122.5 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at June 30, 2006. On July 17, 2006, we and the lenders amended the definition of operating cash flow effective June 30, 2006, to exclude the Pinnacle termination payment of $78 million and the Sussex reimbursement of $78 million. The actual fixed charge coverage ratio was 2.74 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 3.07 to 1.00 and 1.08 to 1.0, respectively at June 30, 2006.

During the first six months of 2006, we received $10.9 million in cash in connection with stock option exercises. We accepted 127,361 shares of our common stock in satisfaction of $5.6 million of tax obligations paid by the company during the first six months of 2006, which were associated with the exercise of stock options.

During the first six months of 2006, our purchases of property and equipment, other than those pertaining to the development in Evansville, Indiana discussed below, were primarily of a routine nature.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the expansion that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with our insurers in the amount of $52.1 million of which $3.5 million has been received. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $69.6 million, of which $14.7 million has been received and $3.5 million was included in construction accident receivables at June 30, 2006. Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at June 30, 2006. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the first six months of 2006, we received $3.2 million of insurance recovery associated with the rebuild. The recovery was classified as other income and was offset by $1.0 million of direct costs incurred to obtain the recovery. In addition, at June 30, 2006, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $30.5 million.

AZTAR CORPORATION AND SUBSIDIARIES

During 2005, we began phase one of our development in Evansville, Indiana, which includes the construction of a 100-room boutique hotel and a multi-venue entertainment complex. During the first six months of 2006, our purchases of property and equipment on an accrual basis, including capitalized interest of $0.3 million, were $10.4 million for this project.

During the first six months of 2006, we capitalized $9.5 million for site acquisition, design development and licensing costs related to our planned investment in Allentown, Pennsylvania. If we ultimately fail to obtain a license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $2.0 million at June 30, 2006.

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

Under the terms of the Columbia Merger Agreement, we have agreed to use commercially reasonable efforts to sell our property in Caruthersville, Missouri (the "Property"). Alternatively, we have agreed to use commercially reasonable efforts to close the Property in accordance with the applicable laws if any of the following events were to occur: (1) we fail to enter into a purchase and sale agreement with respect to the Property by August 17, 2006, (2) a purchase and sale agreement is entered into by August 17, 2006 but we fail to obtain the required gaming approvals for such sale by November 19, 2006 or (3) any party to such purchase and sale agreement terminates such agreement prior to the consummation of the merger with Columbia Entertainment. All costs and expenses incurred by us in connection with a sale or a closure of the Property are unconditionally reimbursable by Columbia Entertainment. Shortly after executing the Columbia Merger Agreement, we engaged a firm to actively market and sell the Property. The Property's assets and liabilities were classified as assets held for sale and liabilities related to assets held for sale, respectively, in the Consolidated Balance Sheets at June 30, 2006 and December 31, 2005. In addition, the Property's net operating results were classified as discontinued operations, net of income taxes in the Consolidated Statements of Operations for the quarter and year-to-date periods ended June 30, 2006 and June 30, 2005. If we determine to close the Property in accordance with the terms of the Columbia Merger Agreement, we would conduct a review for impairment.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one half of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at June 30, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $88 million at June 30, 2006.

At June 30, 2006, we had commitments of approximately $11 million for the hotel and entertainment complex at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our segment information for casino revenue, total revenues and Segment Adjusted EBITDA. Our chief operating decision maker uses only Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources.
	Second Quarter		Six Months

Casino revenue
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
      Total consolidated

Total revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
      Total consolidated

Segment Adjusted EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
Corporate
Depreciation and amortization
Operating income(loss)
Other income(expense)
Interest income
Interest expense
Income taxes
Income(loss) from continuing
  operations
Discontinued operations, net of
  income taxes
Net income(loss)

	2006 $ 103.3 14.9 17.8 29.7 $ 165.7 ======== $ 124.9 39.6 24.6 32.8 $ 221.9 ======== $ 36.3 8.2 6.3 9.4 (85.3) (17.0) (42.1) (0.4) 0.5 (14.1) (10.9) (67.0) 0.9 $ (66.1) ========	2005 $ 103.4 15.6 16.7 30.4 $ 166.1 ======== $ 122.7 41.8 23.4 33.5 $ 221.4 ======== $ 30.9 10.7 6.0 10.3 (5.2) (15.9) 36.8 2.9 0.3 (14.2) (10.9) 14.9 0.6 $ 15.5 ========	2006 $ 202.6 31.2 38.8 62.5 $ 335.1 ======== $ 241.7 80.5 52.0 69.0 $ 443.2 ======== $ 67.6 17.7 15.0 20.5 (117.7) (35.2) (32.1) 2.2 0.9 (28.3) (7.2) (64.5) 1.6 $ (62.9) ========	2005 $ 199.5 31.7 37.0 62.6 $ 330.8 ======== $ 234.5 84.0 49.9 68.9 $ 437.3 ======== $ 52.0 21.7 14.8 21.3 (13.2) (31.5) 65.1 4.4 0.5 (28.0) (17.9) 24.1 1.3 $ 25.4 ========
(a)

Segment Adjusted EBITDA is net income(loss) before discontinued operations, income taxes, interest expense, interest income, other income(expense), depreciation and amortization and corporate. Segment Adjusted EBITDA should not be construed as a substitute for either operating income(loss) or net income(loss) as they are determined in accordance with generally accepted accounting principles (GAAP). Segment Adjusted EBITDA, which is computed in accordance with SFAS No. 131, does not represent a non-GAAP financial measure as it is presented in the above summary. The use of Segment Adjusted EBITDA for any other purpose would constitute a non-GAAP financial measure. Management uses Segment Adjusted EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. Management also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of Segment Adjusted EBITDA may not be

AZTAR CORPORATION AND SUBSIDIARIES

comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect the requirements for such replacements. Corporate, other income(expense), interest expense, net of interest income, income taxes and discontinued operations are also not reflected in Segment Adjusted EBITDA. Therefore, management does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with operating income(loss) and net income(loss) as determined in accordance with GAAP is reflected in the above summary.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

During the 2005 fourth quarter, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31. As a result, the 2006 first half contains 181 days and the 2005 first half, which began on December 31, 2004, contains 182 days and includes the benefit of New Year's Eve. The 2006 first half did not have a New Year's Eve.

Consolidated casino revenue was $335.1 million in the first six months of 2006, up $4.3 million or 1% from $330.8 million in the first six months of 2005. The increase consisted primarily of a $3.1 million increase at Tropicana Atlantic City and a $1.8 million increase at Ramada Express Laughlin. The increase at Tropicana Atlantic City was driven by an increase in the volume of slot play offset by a decrease in the table games hold percentage and the volume of table games play. The increase at Ramada Express Laughlin was driven by an increase in the slot win percentage.

Consolidated casino costs were $133.8 million in the first six months of 2006, up 1% or $1.4 million from $132.4 million in the first half of 2005. The increase was due primarily to increases in player complimentaries and payroll costs at Ramada Express Laughlin and the increase in casino revenue at Tropicana Atlantic City.

Consolidated marketing expense decreased $7.2 million, down 15% from $47.8 million in the first half of 2005. Of this decrease, $6.1 million was attributable to Tropicana Atlantic City, which incurred higher advertising and other marketing costs in the first half of 2005 because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease at Tropicana Atlantic City include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the first half of 2005 but not in the first half of 2006.

Consolidated general and administrative expenses were $45.8 million during the first six months of 2006, down $1.3 million from $47.1 million during the first six months of 2005. The decrease was due to corporate, where general and administrative expenses decreased $3.6 million, down 27% from $13.2 million in the first six months of 2005. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. During the 2005 second quarter, we recognized employee termination expenses of $1.5 million consisting of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options. The decrease at corporate was offset by increases at each of our operating properties. These increases were not attributable to any one significant factor but instead due to a combination of several smaller factors.

AZTAR CORPORATION AND SUBSIDIARIES

Construction accident related expense was $3.6 million in the first half of 2006, up $2.3 million from $1.3 million in the first half of 2005. The costs and expenses in the first half of 2006 and 2005 consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $8.4 million in the first half of 2006 as compared with $0.5 million in the first half of 2005. The 2006 and 2005 first half recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Merger related expenses were $81.4 million in the first half of 2006. Merger related expenses include costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

Consolidated depreciation and amortization expense increased $3.7 million in the first half of 2006, up 12% from $31.5 million in the first half of 2005. Approximately $3.5 million of the increase was attributable to Tropicana Atlantic City and was due primarily to a reduction in the useful lives of certain assets that are being renovated.

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the first half of 2006. In the 2006 first quarter, we determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

Other income was $2.2 million in the first half of 2006. Other income consists of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated income taxes for continuing operations were $7.2 million in the first half of 2006 as compared with $17.9 million in the first half of 2005. We recognized a provision for income taxes in the first half of 2006 despite incurring a loss from continuing operations before income taxes as a result of the merger related costs, which for the most part are not deductible for tax purposes. The tax effect of the non-deductible merger-related costs was offset slightly by $3.4 million of non-recurring income tax benefits that were recognized during the 2006 first quarter. During the 2006 first quarter, we reached a favorable settlement with the Internal Revenue Service on the only remaining issue in dispute for the examinations of our federal income tax returns for the years 1994 through 2003. The issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, Inc. As a result of the settlement, we recognized an income tax benefit of $1.4 million. Also in the 2006 first quarter, our application for tax credits available from New Jersey was approved. As a result of the approval, we recognized, net of a federal income tax effect, a non-recurring income tax benefit of $2.0 million.

TROPICANA ATLANTIC CITY

Casino revenue was $202.6 million in the first half of 2006, up 2% from $199.5 million in the first half of 2005. The increase consisted of a $9.6 million increase in slot revenue offset by a $6.5 million decrease in games revenue. The increase in slot revenue was attributable primarily to an increase in the volume of slot play, which was driven in part by an increase in the use of cash incentives. The decrease in games revenue was attributable to a decrease in the table games hold percentage and the volume of table games play.

AZTAR CORPORATION AND SUBSIDIARIES

The table games hold percentage was 15% in the first half of 2006 and 16% in the first half of 2005 after adjustment for the elimination of a segment of our table games business that was not profitable. The decrease in the volume of table games play was primarily attributable to this elimination. Casino costs increased $0.5 million in the 2006 versus 2005 first half primarily as a result of the increase in casino revenue.

Rooms revenue was $18.7 million in the first half of 2006, up 15% from $16.2 million in the first half of 2005. The increase was attributable to an increase in the number of rooms occupied on a non-complimentary basis and to a lesser extent, an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 12% and the average daily rate increased 3% during the 2006 versus 2005 first half. Rooms costs increased slightly, up $0.2 million in the 2006 versus 2005 first half primarily as a result of the increase in rooms revenue.

Marketing expense decreased $6.1 million, down 17% from $35.9 million in the first half of 2005. Tropicana Atlantic City incurred higher advertising and other marketing costs in the first half of 2005 because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the first half of 2005 but not in the first half of 2006.

Construction accident related expense was $3.6 million in the first half of 2006, up $2.3 million from $1.3 million in the first half of 2005. The costs and expenses in the first half of 2006 and 2005 consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $8.4 million in the first half of 2006 as compared with $0.5 million in the first half of 2005. The 2006 and 2005 first half recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $25.1 million during the first half of 2006, up $3.5 million or 16% from $21.6 million in the first half of 2005. The increase was due primarily to a reduction in the useful lives of certain assets that are being renovated.

TROPICANA LAS VEGAS

Rooms revenue decreased $2.6 million in the first half of 2006, down 9% from $30.2 million in the first half of 2005. The decrease was primarily attributable to a 6% decrease in the average daily rate as a result of lower room demand. Despite the decrease in rooms revenue, rooms expense, which is not affected by a change in the average daily rate, increased slightly in the first half of 2006, up $0.2 million or 2% from $10.6 million in the first half of 2005.

RAMADA EXPRESS LAUGHLIN

Casino revenue increased $1.8 million in the first half of 2006, up 5% from $37.0 million in the first half of 2005. This increase consisted of a $1.4 million increase in slot revenue and a $0.4 million increase in games revenue. Casino costs increased by $0.7 million or 6% in the 2006 versus 2005 first half primarily as a result of the increase in casino revenue. The increase in slot revenue was due to an increase in the slot win percentage. The increase in games revenue was due to small increases in both the table games win percentage and the volume of table games play.

AZTAR CORPORATION AND SUBSIDIARIES

General and administrative expenses were $5.2 million during the first six months of 2006, up $0.8 million from $4.4 million during the first six months of 2005. The increase was due to a combination of factors including increases in loss and damage claims, group insurance expense, contracted service costs and executive incentive expense.

CORPORATE

Corporate general and administrative expenses decreased $3.6 million in the first half of 2006, down 27% from $13.2 million. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. During the 2005 second quarter, we recognized employee termination expenses of $1.5 million consisting of a severance payment and costs recognized upon the acceleration of the vesting provisions of certain of the individual's stock options.

Merger related expenses were $81.4 million in the first half of 2006. Merger related expenses include costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78.0 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the first half of 2006. In the 2006 first quarter, we determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Consolidated marketing expense decreased $2.9 million, down 12% from $23.4 million in the 2005 second quarter. Of this decrease, $2.4 million was attributable to Tropicana Atlantic City, which incurred higher contract entertainment and special event costs in the 2005 second quarter because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Another factor contributing to the decrease at Tropicana Atlantic City was a reduction in payroll costs.

Consolidated property taxes and insurance expense increased $1.3 million in the 2006 second quarter, up 17% from $7.6 million in the 2005 second quarter. The increase was primarily due to increases at corporate and Tropicana Atlantic City of $0.6 million and $0.3 million, respectively. The increase at corporate was due to a favorable insurance settlement of $0.6 million recognized in the 2005 second quarter. The increase at Tropicana Atlantic City was due to a combination of small increases in both property taxes and property insurance premiums.

Construction accident related expense was $2.0 million in the 2006 second quarter, up $1.1 million from $0.9 million in the 2005 second quarter. The costs and expenses in the 2006 and 2005 second quarters consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $3.6 million in the 2006 second quarter as compared with $0.3 million in the 2005 second quarter. The 2006 and 2005 second quarter recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

AZTAR CORPORATION AND SUBSIDIARIES

Merger related expenses were $80.5 million in the 2006 second quarter. Merger related expenses relate primarily to costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

Consolidated depreciation and amortization expense increased $1.1 million in the 2006 second quarter, up 7% from $15.9 million in the 2005 second quarter. The increase was attributable to Tropicana Atlantic City and was due primarily to a reduction in the useful lives of certain assets that are being renovated.

Other expense was $0.4 million in the 2006 second quarter compared with other income of $2.9 million in the 2005 second quarter. Other expense in the 2006 second quarter consists of professional fees incurred in connection with our efforts to pursue the settlement of outstanding insurance claims associated with the rebuilding of the expansion at the Tropicana Atlantic City. Other income in the 2005 first quarter consists of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated income taxes for continuing operations were $10.9 million in the 2006 second quarter, unchanged from the 2005 second quarter despite a loss from continuing operations before income taxes of $56.1 million in the 2006 second quarter versus income from continuing operations before income taxes of $25.8 million in the 2005 second quarter. As noted above, the 2006 second quarter consolidated provision for income taxes for continuing operations did not include a tax benefit for the payment to Pinnacle since it is not deductible for tax purposes.

TROPICANA ATLANTIC CITY

Rooms revenue was $10.6 million in the 2006 second quarter, up 10% from $9.6 million in the 2005 second quarter. The increase was primarily attributable to an increase in the number of rooms occupied on a non-complimentary basis and to a lesser extent an increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 9% and the average daily rate increased 1% during the 2006 versus 2005 second quarter.

Marketing expense decreased $2.4 million, down 14% from $17.6 million in the 2005 second quarter. Tropicana Atlantic City incurred higher contract entertainment and special event costs in the 2005 second quarter because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Another factor contributing to the decrease was a reduction in payroll costs.

Construction accident related expense was $2.0 million in the 2006 second quarter, up $1.1 million from $0.9 million in the 2005 second quarter. The costs and expenses in the 2006 and 2005 second quarters consist of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $3.6 million in the 2006 second quarter as compared with $0.3 million in the 2005 second quarter. The 2006 and 2005 second quarter recoveries consisted of recoveries due to the delay in the opening of the expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $12.0 million in the 2006 second quarter, up $1.1 million or 10% from $10.9 million in the 2005 second quarter. The increase was due primarily to a reduction in the useful lives of certain assets that are being renovated.

AZTAR CORPORATION AND SUBSIDIARIES

TROPICANA LAS VEGAS

Rooms revenue decreased $1.2 million in the 2006 second quarter, down 8% from $14.8 million in the second quarter of 2005. The decrease was due to a 5% decrease in the average daily rate and a 3% decrease in the number of rooms occupied on a non-complimentary basis.

CORPORATE

Merger related expenses were $80.5 million in the 2006 second quarter. Merger related expenses relate primarily to costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

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

Property and equipment - We exercise judgment with regard to property and equipment in the following areas: (1) determining whether an expenditure is eligible for capitalization or if it should be expensed as incurred, (2) estimating the useful life and determining the depreciation method of a capitalized asset, (3) estimating the fair value of a legally enforceable asset retirement obligation and in situations where the timing and/or method of settlement are conditional on a future event, incorporating this uncertainty into the estimate of the obligation's fair value, and (4) if events or changes in circumstances warrant an assessment, determining if and to what extent an asset has been impaired. The accuracy of our judgments impacts the amount of depreciation expense we recognize, the amount of gain or loss on the disposal of these assets, the fair value of asset retirement obligations and the related accretion expense recognized in subsequent periods, whether or not an asset is impaired and, if an asset is impaired, the amount of the loss related to the impaired asset that is recognized.

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

AZTAR CORPORATION AND SUBSIDIARIES

When the acquisition and (or) normal operation of a tangible long-lived asset legally obligates us to perform or stand ready to perform certain retirement activities, we recognize the fair value of the obligation in the period in which it is incurred. The fair value of the liability is estimated using a quoted market price or alternatively, a present value technique based on the expected future cash flows of the retirement activities. Uncertainty with regard to the performance and (or) timing of the obligation is factored into the calculation of the obligation's fair value. The offset to the liability is recorded as an increase to the carrying value of the asset, which is subsequently allocated to depreciation expense on a straight-line basis over the remaining useful life of the asset. Accretion in the fair value of the obligation is recognized as accretion expense and is measured by applying our estimated credit-adjusted risk-free interest rate, which existed when the liability was initially established, to the amount of the liability at the beginning of each period. Changes in the fair value of the obligation resulting from changes in the factors used to determine it are recorded in the period of change by a corresponding change in the carrying value of the tangible long-lived asset and in the period of change and (or) in subsequent periods by changes in depreciation and accretion expenses. Our recorded obligations for retirement activities totaled $0.6 million at June 30, 2006.

When events or changes in circumstances warrant a review for impairment, we compare the carrying amount of a long-lived asset to the anticipated undiscounted cash flow from such asset. We perform this test for recoverability on a property-by-property basis. In doing so, we group the property's long-lived assets with all of the property's other assets and liabilities since we believe the property is the lowest level for which identifiable cash flows are largely independent of the cash flows of our other assets and liabilities. In the event that the sum of the undiscounted future cash flows is less than the carrying amount, we would recognize an impairment loss equal to the excess of the carrying value over the fair value. Such an impairment loss would be recognized as a non-cash component of operating income(loss). Our ability to determine and measure an impaired asset depends, to a large extent, on our ability to properly estimate future cash flows.

Development Costs - During the 2006 first quarter, we determined that the carrying amount of the deferred development costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable. As a result, we recognized an expense of $26 million, which was classified as Tropicana Las Vegas capitalized development costs write-off in the 2006 first quarter Consolidated Statement of Operations. At June 30, 2006, capitalized development costs, included as part of other assets, totaled $11.5 million. These costs include site acquisition, design development and licensing costs incurred in connection with our planned investment in Allentown, Pennsylvania, which is contingent upon our obtaining a Pennsylvania gaming license. If we ultimately fail to obtain a gaming license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $2.0 million at June 30, 2006.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against

AZTAR CORPORATION AND SUBSIDIARIES

a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these indemnifications is $6.3 million at June 30, 2006. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at June 30, 2006.

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

During the first six months of 2006, we recorded $3.2 million of insurance recovery for rebuild activities. The recovery was recognized as other income and was offset by $1.0 million of direct costs to obtain the recovery.

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

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), we have elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have elected not to adjust our financial statements for prior periods. We recognized $2.1 million of compensation expense in the Consolidated Statement of Operations during the first six months of 2006. After the related income tax effect, this resulted in an increase in net loss, net loss per common share assuming no dilution and net loss per common share assuming dilution of $1.3 million, $.04 and $.04, respectively. Under APB 25, there would not have been any compensation expense. Based on stock options granted through June 30, 2006, we estimate that we will record compensation expense of $1.7 million for the remainder of 2006, $2.4 million for 2007 and $0.7 million for 2008. As of June 30, 2006, we had $4.8 million of unrecognized compensation cost and we expect to recognize that cost over a weighted-average period of 1.6 years.

AZTAR CORPORATION AND SUBSIDIARIES

Private Securities Litigation Reform Act

Certain information included in Aztar's Form 10-K for the year ended December 31, 2005, this Form 10-Q and other materials filed or to be filed with, or furnished or to be furnished to the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us, including those made in Aztar's 2005 annual report) contains statements that are forward-looking. These include forward-looking statements relating to the following items, among others: operation and expansion of existing properties, including future performance; business development activities; uses of free cash flow; stock repurchases; debt repayments; possible future debt refinancings; expensing of actuarial losses and stock option compensation; and the sale of Casino Aztar Caruthersville. These forward-looking statements generally can be identified by phrases such as we "believe," "expect," "anticipate," "foresee," "forecast," "estimate," "target," or other words or phrases of similar import. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements.

Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in Aztar's reports filed with or furnished to the SEC: those factors relating to war and terrorist activities, the price of fuel and other factors affecting discretionary consumer spending; uncertainties related to the extent and timing of our recoveries from our insurance carriers for our various losses suffered in connection with the accident on October 30, 2003; the extent to which we realize revenue and Segment Adjusted EBITDA increases as a result of the Tropicana Atlantic City expansion; our ability to execute our development plans, estimates of development costs and returns on development capital; construction and development factors, including zoning and other regulatory issues, environmental restrictions, soil conditions, weather, fire, flood and other natural hazards, site access matters, shortages of material and skilled labor, labor disputes and work stoppages, and engineering and equipment problems; factors affecting leverage and debt service, including sensitivity to fluctuation in interest rates; access to available and feasible financing; regulatory and licensing matters; third-party consents, approvals and representations, and relations with suppliers and other third parties; reliance on key personnel; salaries and retirement dates of defined benefit plan participants; business and economic conditions; the cyclical nature of the hotel business and the gaming business; the effects of weather; market prices of our common stock; litigation outcomes, judicial actions, labor negotiations, legislative matters and referenda including the potential legalization of gaming in Maryland and New York and VLTs at the Meadowlands in New Jersey, and taxation including potential tax increases in Indiana, Missouri, Nevada and New Jersey; the impact of new competition on our operations including prospective new competition in Pennsylvania; the effects of other competition, including locations of competitors and operating and marketing competition; the potential impact of the announcement of the merger, and the merger, on relations with employees, customers, partners, suppliers, vendors and other third parties; and the ability of a purchaser for Casino Aztar Caruthersville to close the purchase including the ability to obtain financing and regulatory approval. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and speak only as of the date made.

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

We carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005 and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, the defendants (including the Company) filed cost bills seeking recovery of certain costs incurred in the litigation. The plaintiffs opposed the awarding of these costs. The parties agreed to delay the filing of briefs in the Ninth Circuit on the plaintiffs' appeal of the underlying case until the District Court ruled on the defendants' motion for an award of their costs. The parties then agreed to settle and resolve the entire matter on the following terms: the plaintiffs would dismiss their appeal and the defendants (including the Company) would withdraw their cost bills. Stipulations to accomplish these agreements were signed and filed in the Court of Appeals for the Ninth Circuit (June 26, 2006) and the United States District Court for the District of Nevada (June 30, 2006). The Matter is therefore concluded.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, the Company was named as a defendant to an action brought by Aaron Dolgin. The Company explored a negotiated resolution of the Appeal and issues regarding the collection of the Judgment. The Company subsequently entered into a confidential settlement agreement resolving the Appeal and the issue of collecting the Judgment from the plaintiff that resolved those issues to the satisfaction of all parties.

AZTAR CORPORATION AND SUBSIDIARIES

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, Lexington Insurance Company filed a subrogation action in the Superior Court of New Jersey, Atlantic County, against Fabi Construction, Inc., Pro Management Group, Inc., and Mitchell Bar Placement, Inc. Those defendants filed a third party complaint against the Company and others. The Company moved to dismiss the third party complaint against it and the Court granted the motion. On June 30, 2006, the plaintiffs filed an amended third party complaint. The Company disagrees with the allegations in the amended third party complaint and intends to contest the third party complaint vigorously if it is not dismissed. Discovery has not yet begun.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, between approximately March 17, 2006 and April 24 2006, five substantially identical putative class actions were filed against Aztar and the members of our board of directors. Two of the lawsuits were filed in the Superior Court of the State of Arizona in and for the County of Maricopa, one was filed in the Nevada District Court in and for Clark County, and two were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The Arizona complaints are captioned Plumbers Local Union No. 519 Pension Trust Fund v. Aztar Corp. et al., Case No. CV2006-004622; and Robert Glasmann, v. Aztar Corp. et al., Case No. CV2006-004087. The Nevada complaint is captioned John Drauch v. Aztar Corp. et al., Case No. A519833. The Delaware complaints are captioned Esther Lowinger v. Aztar Corp. et al., Civil Action No. 2045-N and Yolanda Heady v. Robert M. Haddock, et al., Civil Action No. 2090-N. Collectively, we refer to these actions as the Complaints. The Complaints allege, among other things, that the defendants breached their fiduciary duties by failing to conduct an auction or active market check prior to entering into the merger agreement with Pinnacle and by causing Aztar to agree to the termination fee provisions in the Pinnacle merger agreement, which allegedly will deter other bidders for Aztar. The Complaints seek, among other things, an injunction against the Pinnacle merger, rescission of the Pinnacle merger if it is consummated and fees and costs. Plaintiffs in the Glasmann and Plumbers Local Union No. 519 actions moved on April 11, 2006 for a temporary restraining order and preliminary injunction barring us from paying to Pinnacle the termination fee and expenses provided for in the Pinnacle merger agreement. On April 27, 2006, the Arizona court denied the Glasmann and Plumbers Local Union No. 519 motions in all respects. On May 15, 2006, the defendants and Drauch entered a stipulation to stay the Drauch proceedings pending disposition of the Glasmann and Plumbers Local Union No. 519 litigation. On April 20 and May 3, 2006, respectively, the defendants moved to dismiss the Lowinger and Heady actions for failure to state a claim upon which relief may be granted and to dismiss or stay the Lowinger and Heady actions in light of the prior filed Arizona cases. In addition, the defendants moved for an order staying discovery in the Lowinger action pending the resolution of their motion to dismiss or stay this action. On May 3, 2006, the defendants and Lowinger entered a joint stipulation to stay the Lowinger proceedings pending disposition of the Glasmann and Plumbers Local Union No. 519 litigation. On May 4, 2006, the defendants moved to consolidate the two Delaware actions, and the Delaware Court of Chancery granted the motion on May 15, 2006. On May 25, 2006, the defendants, Lowinger and Heady entered a revised joint stipulation to stay the two Delaware actions pending disposition of the Glasmann and Plumbers Local Union No. 519 litigation. No dates for the completion of discovery or trial have been set for any of these actions. We believe that each of the Complaints is without merit, and we intend to defend against them vigorously.

AZTAR CORPORATION AND SUBSIDIARIES

Item 1A. Risk Factors

The discussion of our results of operations and financial condition should be read together with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 10-K"), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. In addition to the risks identified in the 2005 10-K, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On May 19, 2006, we entered into the Columbia Merger Agreement. The proposed merger is subject to the approval of our stockholders and other closing conditions, including the receipt of certain required gaming and antitrust approvals.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, the following:

  the risks and contingencies related to the announcement and pendency of the merger, including the impact of the merger on our employees, customers, suppliers and vendors and the effect of the merger on our existing relationships with third parties and the effect on Aztar's stock price; and
  the amount of time it could take to complete the merger, including the risk that Columbia Entertainment might not receive the necessary regulatory approvals or clearances to complete the merger or that governmental authorities could attempt to condition their approvals or clearances of the merger on one or more of the parties' compliance with certain burdensome terms or conditions.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the adoption of the Columbia Merger Agreement by our stockholders and the receipt of certain required gaming and antitrust approvals. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Columbia Merger Agreement. Further, as described in Item 1 above, there are pending legal proceedings relating to our original merger agreement with Pinnacle. As a result, no assurances can be given that the merger will be consummated.

  If we are unable to consummate the proposed merger, our business, financial condition, operating results and stock price could suffer and we could be subject to various adverse consequences, including, but not limited to, the following:

  under certain circumstances, if the merger agreement is terminated and the merger is not completed, we may be required to pay to Columbia Entertainment a termination fee of $55,228,000 and to reimburse Columbia Entertainment for its fees and expenses incurred in connection with the merger up to a maximum of $27,360,000 and to reimburse Sussex the $78,000,000 that was paid to Pinnacle in connection with the termination of the Pinnacle merger agreement;
  an announcement that the proposed merger will not be consummated could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;
  certain costs relating to the proposed merger, including, among others, legal, accounting, financial advisory and financial printing expenses, are payable by us whether or not the merger is completed;

AZTAR CORPORATION AND SUBSIDIARIES

  in connection with the merger with Columbia Entertainment, we will forgo the potential redevelopment of our Las Vegas site and the risk that if the merger is not consummated, our inaction with respect to the potential redevelopment of the Las Vegas site could have a material adverse effect on our operations and financial performance;
  pursuant to the Columbia Merger Agreement, we must generally conduct our business in the ordinary course and we are subject to a variety of other restrictions on the conduct of our business prior to completion of the merger or termination of the merger agreement, which may delay or prevent us from undertaking business opportunities that may arise or preclude actions that would be advisable if we were to remain an independent company; and
  we would continue to face the risks that we currently face as an independent company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities
The following table provides information on a monthly basis for the second quarter ended June 30, 2006 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2006 to April 30, 2006	46,142*	$46.25*	--	794,224**
Month #2 May 1, 2006 to May 31, 2006	--	--	--	794,224**
Month #3 June 1, 2006 to June 30, 2006	45,065*	$51.86*	--	794,224**

*

In April and June 2006, the Company accepted 46,142 and 45,065 shares, respectively, of its common stock in lieu of cash due to the Company in connection with the exercise of stock options. Such shares are stated at cost and held as treasury shares to be used for general corporate purposes.

**

In December 2002, the Board of Directors authorized the Company to make discretionary repurchases up to 4,000,000 shares of its common stock. There is no expiration date under this authority. There were 2,922,576 and 283,200 shares repurchased under this program in 2003 and 2002, respectively.

AZTAR CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of shareholders held on May 11, 2006, two items were voted on as follows:
1.

The persons whose names are set forth below were elected as directors to serve until the 2009 annual meeting of shareholders or until their respective successors are elected and qualified. The relevant voting information is as follows:

Votes Cast For Withheld
Nominee
	Linda C. Faiss Robert M. Haddock	21,111,572 25,176,483	11,190,294 7,125,383

2.

A proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year 2006 was adopted. The relevant voting information is as follows:

	For Against Abstain	Votes Cast 32,214,802 30,938 56,126

Item 6. Exhibits
10.1

Third Amendment, dated as of May 18, 2006, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2

Fourth Amendment, dated as of July 17, 2006, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

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
Date: August 1, 2006	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
10.1

Third Amendment, dated as of May 18, 2006, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2

Fourth Amendment, dated as of July 17, 2006, to the Amended and Restated Credit Agreement, dated as of July 22, 2004, among Aztar Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.