Form 10-Q
period 2006-09-30
AZTAR CORP
filed 2006-10-27
CIK 852807

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
At October 26, 2006, the registrant had outstanding 36,490,231 shares of its common stock, $.01 par value.

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
  Construction in progress
  Leased under capital leases, net

Intangible assets
Other assets

September 30, 2006 $ 76,179 24,761 9,352 -- 8,105 19,003 10,567 147,967 34,780 27,483 964,552 207,513 45,680 86 1,217,831 33,228 85,363 $1,546,652 ==========	December 31, 2005 $ 86,361 26,469 2,949 1,288 7,350 13,394 11,026 148,837 33,559 25,215 986,025 207,514 18,339 9 1,211,887 33,331 102,505 $1,555,334 ==========

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

    Total current liabilities

Long-term debt
Other long-term liabilities
Deferred income taxes
Contingencies and commitments
Series B convertible preferred stock
   (redemption value $23,580 and $15,107)

Shareholders' equity:
  Common stock, $.01 par value (36,490,231 and
    35,778,952 shares outstanding)
  Paid-in capital
  Retained earnings
  Accumulated other comprehensive loss
  Less: Treasury stock

    Total shareholders' equity

September 30, 2006 $ 76,252 25,261 9,840 231 9,573 4,230 808 78,000 1,894 206,089 662,614 16,840 42,443 4,264 554 501,175 332,715 (1,899) (218,143) 614,402 $1,546,652 ==========	December 31, 2005 $ 91,369 25,765 7,577 760 -- 1,293 824 -- 2,495 130,083 721,676 16,419 46,006 4,620 546 474,637 373,897 (1,899) (210,651) 636,530 $1,555,334 ==========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the periods ended September 30, 2006 and September 29, 2005
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

Net income(loss)

  2006

$175,150
28,559
14,855
  15,400
233,964

66,111
12,752
14,189
7,456
20,760
20,663
7,767
7,026
913
10,275
2,465
1,019

(3,871)
1,176
17,107

      --
 185,808

48,156

2,712
395
 (14,106)

37,157

 (15,310)

21,847

   1,416

$ 23,263
========

  2005

$177,744
26,997
14,840
  14,673
234,254

68,953
12,538
14,061
7,626
21,287
20,877
7,628
6,879
636
8,506
1,949
1,383

--
--
16,028

      --
 188,351

45,903

(267)
465
 (14,256)

31,845

 (13,075)

18,770

     613

$ 19,383
========

  2006

$510,268
81,817
44,670
  40,405
677,160

199,898
37,010
43,444
22,088
61,394
66,459
19,617
20,963
1,991
27,740
7,203
4,660

(12,229)
82,536
52,349

  26,021
 661,144

16,016

4,954
1,315
 (42,389)

(20,104)

 (22,577)

(42,681)

   3,051

$(39,630)
========

  2005

$508,548
80,223
44,633
  38,164
671,568

201,348
36,232
42,426
22,535
69,102
67,952
19,712
19,887
1,343
24,381
5,972
2,652

(526)
--
47,525

      --
 560,541

111,027

4,161
1,001
 (42,324)

73,865

 (31,029)

42,836

   1,911

$ 44,747
========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)(continued)
For the periods ended September 30, 2006 and September 29, 2005
(in thousands, except per share data)
Third Quarter	Nine Months

Earnings per common share assuming
  no dilution:
  Income(loss) from continuing
    operations
  Discontinued operations, net of
    income taxes
  Net income(loss)

Earnings per common share assuming
  dilution:
  Income(loss) from continuing
    operations
  Discontinued operations, net of
    income taxes
  Net income(loss)

Weighted-average common shares
  applicable to:
  Earnings per common share assuming
    no dilution
  Earnings per common share assuming
    dilution

2006 $ .58 .04 $ .62 $ .56 .04 $ .60 36,483 38,084	2005 $ .52 .02 $ .54 $ .50 .01 $ .51 35,642 37,351	2006 $ (1.22) .08 $ (1.14) $ (1.22) .08 $ (1.14) 36,172 36,172	2005 $ 1.20 .05 $ 1.25 $ 1.14 .05 $ 1.19 35,190 37,065

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the periods ended September 30, 2006 and September 29, 2005
(in thousands)
Nine Months

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

    Cash and cash equivalents at end of period

   2006

$ (39,630)

55,400

26,021
2,909
1,991
1,305
1,134
(3,104)
(3,694)
(6,839)

(6,467)
1,288

(6,406)

14,565
     (790)

   37,683

1,293
--
3,694
6,014
(58,856)
  (15,437)

  (63,292)

505,050
14,309
78,000
6,839
(578,637)
(11)
(7,492)
(350)
   (1,651)

   16,057

(9,552)
(630)
   86,361

$  76,179
=========

   2005

$  44,747

51,545

--
462
1,343
1,367
367
2,296
(4,931)
--

(2,372)
19,457

(3,138)

11,581
   (8,249)

  114,475

3,329
6,000
4,931
6,537
(68,577)
  (16,902)

  (64,682)

303,200
8,630
--
--
(353,613)
(11)
(5,799)
(383)
     (664)

  (48,640)

1,153
(537)
   51,353

$  51,969
=========

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(continued)
For the periods ended September 30, 2006 and September 29, 2005
(in thousands)
Nine Months

Supplemental Cash Flow Disclosures

Summary of non-cash investing and financing activities:
  Contract payable incurred for intangible assets
  Contract payable incurred for property and equipment
  Accounts payable and accruals incurred for property
    and equipment
  Capital lease obligations incurred for property
    and equipment
  Other long term liabilities reduced for property
    and equipment
  Exchange of common stock in lieu of cash payments in
    connection with the exercise of stock options

Cash flow during the period for the following:
  Interest paid, net of amount capitalized
  Income taxes paid(refunded)

2006 $ 307 -- 543 94 795 -- $ 38,390 7,078	2005 $ -- 356 -- -- -- 3,447 $ 37,700 (10,422)

The accompanying notes are an integral part of these financial statements.

AZTAR CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
For the periods ended September 30, 2006 and September 29, 2005
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

Balance,
  December 31, 2005
  Net income(loss)
  Minimum pension
    liability
    adjustment, net
    of income tax
      Total
      comprehensive
      income(loss)
  Stock options
    compensation
    expense
  Stock options
    exercised
  Tax benefit from
    stock options
    exercised
  Preferred stock
    dividend and
    losses on
    redemption
Balance,
  September 30, 2006

$ 546 8 $ 554 ======	$474,637 2,909 14,301 9,328 $501,175 ========	$373,897 (39,630) (1,552) $332,715 ========	$ (1,899) -- $ (1,899) =========	$(210,651) (7,492) $(218,143) =========	$636,530 (39,630) -- (39,630) 2,909 6,817 9,328 (1,552) $614,402 ========

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

The Company changed its fiscal year to the calendar year, effective December 31, 2005. The Company previously used a 52/53 week fiscal year ending on the Thursday nearest December 31. The third quarter of 2006 reflects the Company's results of operations for a 92-day period beginning July 1, 2006 and ending September 30, 2006. The third quarter of 2005 contained 91 days, beginning on July 1, 2005 and ending on September 29, 2005. The nine months ended 2006 reflects the Company's results of operations for a 273-day period beginning January 1, 2006 and ending September 30, 2006. The nine months ended 2005 contained 273 days, beginning on December 31, 2004 and ending on September 29, 2005.

The notes to the interim consolidated financial statements are presented to enhance the understanding of the financial statements and do not necessarily represent complete disclosures required by generally accepted accounting principles. The interest that was capitalized during the third quarter and nine months ended 2006 was $346,000 and $653,000, respectively; it was $41,000 and $69,000, respectively, during the third quarter and nine months ended 2005. Capitalized costs related to development projects, included in other assets, were $12,249,000 and $25,008,000 at September 30, 2006 and December 31, 2005, respectively. For additional information regarding significant accounting policies, long-term debt, lease obligations, stock options, accounting for the impact of the October 30, 2003 construction accident, and other matters applicable to the Company, reference should be made to the Company's Annual Report to Shareholders for the year ended December 31, 2005.

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

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), the Company has elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The Company has elected not to adjust its financial statements for prior

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

periods. The Company recognized $837,000 and $2,909,000, respectively, of compensation expense in the Consolidated Statement of Operations during the third quarter and nine months ended September 30, 2006. After the related income tax effect, this resulted in a decrease in net income, net income per common share assuming no dilution and net income per common share assuming dilution of $536,000, $.01 and $.01, respectively, during the third quarter of 2006 and an increase in net loss, net loss per common share assuming no dilution and net loss per common share assuming dilution of $1,863,000, $.05 and $.05, respectively, during the nine months ended 2006. Under APB 25, there would not have been any compensation expense. The Company classifies its stock-based compensation expense in the Consolidated Statement of Operations in a manner consistent with its classification of cash compensation paid to the same employees. Also during the nine months ended September 30, 2006, in the Consolidated Statement of Cash Flows, the Company decreased cash from operating activities and increased cash from financing activities by $6,839,000 related to tax benefits from stock options exercised. Under APB 25, the Company would not have decreased cash from operating activities or increased cash from financing activities by $6,839,000. As of September 30, 2006, the Company had $3,913,000 of unrecognized compensation cost related to awards granted under its stock option plans. The Company expects to recognize that cost over a weighted-average period of 1.4 years.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The computations of pro forma net income(loss) under SFAS 123 using both the nominal vesting approach and the non-substantive vesting approach are presented below. The pro forma information for the periods ended September 29, 2005 using the nominal vesting approach is as follows (in thousands, except per share data):
Third Quarter	Nine Months

Net income, as reported
Add: Stock-based employee compensation expense
  included in reported net income, net of income
  tax benefit
Deduct: Total stock-based employee compensation
  expense determined under the fair-value-based
  method of accounting, net of income tax benefit

Pro forma net income

Net income per common share assuming no dilution:
  As reported
  Pro forma

Net income per common share assuming dilution:
  As reported
  Pro forma

2005 $ 19,383 -- (739) $ 18,644 ======== $ .54 $ .52 $ .51 $ .49	2005 $ 44,747 300 (3,373) $ 41,674 ======== $ 1.25 $ 1.16 $ 1.19 $ 1.11

The pro forma information for the periods ended September 30, 2006 and September 29, 2005 assuming the Company had previously adopted the non-substantive vesting approach is as follows (in thousands, except per share data):
Third Quarter		Nine Months

Net income(loss), as reported
Add: Stock-based employee
  compensation expense included in
  reported net income, net of income
  tax benefit
Add (Deduct): Impact of stock-based
  employee compensation expense if
  the non-substantive approach had
  been used to amortize compensation
  expense determined under the fair-
  value-based method of accounting,
  net of income tax

Pro forma net income(loss)

Net income(loss) per common share
  assuming no dilution:
    As reported
    Pro forma

Net income(loss) per common share
  assuming dilution:
    As reported
    Pro forma

2006 $ 23,263 -- 237 $ 23,500 ======== $ .62 $ .63 $ .60 $ .60	2005 $ 19,383 -- (492) $ 18,891 ======== $ .54 $ .52 $ .51 $ .50	2006 $(39,630) -- 691 $(38,939) ======== $ (1.14) $ (1.12) $ (1.14) $ (1.12)	2005 $ 44,747 300 (3,151) $ 41,896 ======== $ 1.25 $ 1.17 $ 1.19 $ 1.11

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 calendar year. Based on the projected benefit obligations of the Company's defined benefit plans and deferred compensation plan, which were last measured at December 31, 2005, the aggregate underfunded status of the Company's defined benefit postretirement plans at December 31, 2005 was $19,500,000. If the Company were required to adopt SFAS 158 based on its underfunded status at December 31, 2005, the Company would recognize an additional accrued benefit liability of approximately $3,900,000 and derecognize an intangible asset for unrecognized prior service costs of approximately $100,000. The impact of these changes would be recognized as an adjustment to other comprehensive loss of $2,600,000, which is net of a $1,400,000 tax benefit. Since the benefit obligations will not be measured until December 31, 2006, the Company cannot yet quantify the actual impact the adoption of SFAS 158 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. In doing so, FIN 48 prescribes the application of a two-step process to account for tax positions. The first step establishes standards for the recognition of the financial effect of a tax position. The second step establishes standards for the measurement of the financial effect of a tax position that meets the recognition standards of step one. A tax position, as used in FIN 48, refers to a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under the first step, the financial statement effect of a tax position is recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Under the second step, a tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for the Company at the beginning of the 2007 calendar year. The cumulative effect of adopting FIN 48, if any, shall be reported as an adjustment to the opening balance of retained earnings or other appropriate component of shareholders' equity. The Company has not determined the effect of FIN 48 on its consolidated financial position.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 2:  Long-term Debt

Long-term debt consists of the following (in thousands):

9% Senior Subordinated Notes Due 2011
7 7/8% Senior Subordinated Notes Due 2014
Revolver; floating rate, 7.4% at September 30,
  2006; matures July 22, 2009
Term Loan; floating rate, 6.8% at September 30,
  2006; matures July 22, 2009
Contracts payable; 4.3% to 9.5%; maturities to 2014
Obligations under capital leases

Less current portion

September 30, 2006 $175,000 300,000 69,000 122,188 576 80 666,844 (4,230) $662,614 ========	December 31, 2005 $175,000 300,000 124,500 123,125 328 16 722,969 (1,293) $721,676 ========

On June 30, 2006, the maximum amount available under the Revolver decreased by $125,000,000, leaving $300,111,000 available as of September 30, 2006 for future borrowing after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. The maximum amount available under the Revolver decreased since the Company did not commence redevelopment of the Las Vegas Tropicana property or enter into an alternative project approved by the lenders holding a majority of the commitments.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at September 30, 2006. On July 17, 2006, the Company and the lenders amended the definition of operating cash flow effective June 30, 2006, to exclude the Pinnacle termination payment of $78,000,000 and the Sussex reimbursement of $78,000,000 (see Note 7: Merger Related). The actual fixed charge coverage ratio was 2.63 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 2.93 to 1.0 and 1.0 to 1.0, respectively at September 30, 2006.

Note 3:  Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

Deferred compensation and retirement plans Asset retirement obligations Las Vegas Boulevard beautification assessment Less current portion	September 30, 2006 $ 16,806 582 260 17,648 (808) $ 16,840 ========	December 31, 2005 $ 15,630 1,342 271 17,243 (824) $ 16,419 ========

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

During the nine months ended 2006 and 2005, the Company received cash of $14,309,000 and $8,630,000, respectively, in connection with stock option exercises. During the nine months ended 2005, the Company issued 1,207,000 shares of its common stock in connection with stock option exercises. During the nine months ended 2006, the Company accepted 164,387 shares of its common stock in satisfaction of $7,492,000 of tax obligations paid by the Company, which were associated with the exercise of stock options. During the nine months ended 2005, the Company accepted 119,649 shares of its common stock in lieu of cash due to the Company in connection with the exercise of stock options. The Company also accepted an additional 189,318 shares of its common stock in satisfaction of $5,799,000 of tax obligations paid by the Company during the nine months ended 2005, which were associated with the exercise of stock options. Such shares of common stock are stated at cost and held as treasury shares to be used for general corporate purposes. The Company satisfies stock option exercises by authorizing its transfer agent to issue new shares after confirming that all requisite consideration has been received from the option holder. The total intrinsic value of options exercised during the periods ended September 30, 2006 and September 29, 2005 was $26,327,000 and $25,166,000, respectively. The tax benefit realized for these option exercises was $9,398,000 and $8,825,000, respectively, for the periods ended September 30, 2006 and September 29, 2005.

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

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

A summary of the Company's stock option activity and related information is as follows:
Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006 Granted Exercised Forfeited or expired Outstanding at September 30, 2006 Exercisable at September 30, 2006	3,750 -- (876) (30) 2,844 ======= 2,385 =======	$ 17.72 -- $ 16.34 $ 30.90 $ 18.01 ======== $ 15.80 ========	5.4 years ========== 4.9 years ==========	$ 99,544 ======== $ 88,727 ========

Stock options that were granted during the third quarter and nine months ended 2005 were 16,000 and 562,500, respectively; the weighted-average grant-date fair value of these options was $13.18 and $11.73, respectively. There were no stock options granted during the third quarter and nine months ended 2006.

Note 5:  Benefit Plans

The components of benefit plan expense(income) for the periods ended September 30, 2006 and September 29, 2005 are as follows (in thousands):
	Defined Benefit Plans Third Quarter		Defined Benefit Plans Nine Months
	2006	2005	2006	2005
Service cost Interest cost Amortization of prior service cost Settlement loss (a) Recognized net actuarial loss	$ 34 173 19 -- 284 $ 510 ======	$ 47 128 18 -- 102 $ 295 ======	$ 102 520 56 -- 853 $1,531 ======	$ 130 470 55 2,851 436 $3,942 ======
	Deferred Compensation Plan Third Quarter		Deferred Compensation Plan Nine Months
	2006	2005	2006	2005
Service cost Interest cost Cash surrender value increase net of premium expense	$ -- 84 (93) $ (9) ======	$ 1 88 (88) $ 1 ======	$ 1 253 (280) $ (26) ======	$ 3 264 (264) $ 3 ======
(a)

During the first quarter of 2005, the Company made a lump sum cash payment of $8,239 to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. As a result, the Company

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

recognized a settlement loss of $2,851. The recognition of this settlement loss resulted in a reduction of $1,556, net of income taxes of $838 in the accumulated other comprehensive loss relating to the minimum pension liability adjustment in the Consolidated Statement of Shareholders' Equity for the nine months ended September 29, 2005.

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

The Company incurred construction accident related costs and expenses that may not be reimbursed by insurance of $1,019,000 and $4,660,000, respectively, during the third quarter and nine months ended 2006, and $1,383,000 and $2,652,000, respectively, during the third quarter and nine months ended 2005. These costs and expenses primarily consist of professional fees incurred as a result of the accident.

The Company recorded insurance recoveries due to the delay of the opening of the expansion of $3,871,000 and $12,229,000, respectively, during the third quarter and nine months ended 2006, and $526,000 during the nine months ended 2005; none were recorded during the third quarter of 2005. These insurance recoveries represent a portion of the anticipated profit that the Company would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These insurance recoveries were classified as construction accident insurance recoveries in the Consolidated Statements of Operations. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with the Company's insurers in the amount of approximately $52,100,000, of which $3,500,000 has been received by the Company. In addition, the Company has filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is approximately $64,700,000, of which approximately $18,200,000 has been received by the Company and $3,871,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 30, 2006.

Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. The Company has also filed insurance claims of approximately $9,000,000 for other costs it has incurred that are related to the construction accident, of which $1,500,000 has been received by the Company. These other costs are primarily supplemental marketing costs and approximately $1,600,000 was included in the Consolidated Balance Sheet as construction accident receivables at September 30, 2006.

In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, the Company and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how the Company and its contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. The Company recorded insurance recoveries associated with the rebuild, net of direct costs to obtain the recoveries of $2,712,000 and $4,954,000, respectively, during the third quarter and nine months ended 2006, and $(267,000) and $4,161,000, respectively, during the third quarter and nine months ended 2005, of which $3,881,000 was included in the Consolidated Balance Sheet as part of the construction accident receivables at September 30, 2006. These amounts were classified as other income(expense) in the Consolidated Statements of Operations. In addition, at September 30, 2006, the Company's

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

share of claims outstanding for dismantlement, debris removal and rebuild was approximately $24,200,000.

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

Under the Columbia Merger Agreement, Columbia Entertainment will acquire all the outstanding shares of Aztar common stock for $54.00 per share in cash and all the outstanding shares of Aztar preferred stock for $571.13 per share in cash. The Columbia Merger Agreement also provides for an increase in the purchase price under certain conditions at the rate per day of $0.00888 per share of Aztar common stock and $0.09388 per share of Aztar preferred stock beginning November 20, 2006, and then to $0.01184 per share of Aztar common stock and $0.12518 per share of Aztar preferred stock beginning February 20, 2007 until the closing of the transaction. The Columbia Merger Agreement contains a termination fee provision of $55,228,000 plus the reimbursement of up to $27,360,000 of merger-related costs incurred by Columbia Entertainment. On October 17, 2006, Aztar shareholders approved the Columbia Merger Agreement at a special meeting of Aztar shareholders. The transaction is subject to the satisfaction of customary closing conditions, including the receipt of necessary gaming approvals.

In the Columbia Merger Agreement, the Company agreed to use commercially reasonable efforts to sell or close the Company's Missouri property, Casino Aztar Caruthersville. The Company signed an agreement with Fortunes Entertainment, LLC on August 17, 2006 under which Fortunes Entertainment would acquire the Caruthersville property. Approval by Missouri gaming authorities is required for any transaction involving the sale, or a closure, of the Company's Missouri property. On October 25, 2006, the Missouri Gaming Commission determined that the licensing of Fortunes Entertainment will not occur on or before November 19, 2006, the deadline for obtaining the necessary licenses to complete the sale. In addition, the Commission directed its staff to take the necessary legal steps for the appointment of a supervisor of Casino Aztar Caruthersville to avoid closure of the gaming operation. The supervisor is to be appointed for an undetermined time until an owner acceptable to the Commission for licensing can be found.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

In connection with the Columbia Merger Agreement, Sussex deposited $313,000,000 into a custody account, payable to Aztar in certain circumstances (including failure to obtain regulatory approvals) in the event that the Columbia Merger Agreement is terminated. Of the deposit, $78,000,000 has been paid to Aztar as reimbursement of the termination fees and expenses paid to Pinnacle. Since this reimbursement is considered to be a deposit toward the merger for accounting purposes, it was classified as a current liability in the Consolidated Balance Sheet as merger termination fee reimbursement at September 30, 2006. If the merger is terminated under certain conditions, the reimbursement is repayable by the Company to Sussex and if the merger is terminated under certain other conditions or if the merger is consummated, it is retained by the Company.

During the third quarter and nine months ended 2006, the Company recorded $1,176,000  and $82,536,000, respectively, of merger-related costs and expenses. These costs and expenses primarily consist of the Pinnacle termination fee and expenses of $78,000,000 and professional fees.

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

The Company has been notified by the IRS that they will be examining the 2003 and 2004 income tax returns of Aztar Riverboat Holding Company, LLC, an indirect subsidiary of the Company that holds the Company's interests in its operations in Indiana and Missouri. The Indiana Department of Revenue completed their examination of the Indiana income tax returns for the years 2003 and 2004 and issued no change reports for both years.

Note 10:  Discontinued Operations

The results of operations for Casino Aztar Caruthersville are reported as discontinued operations net of income taxes, reflecting the Company's commitment to sell or close that property as part of the Company's Columbia Merger Agreement. On August 17, 2006, the Company signed an agreement with Fortunes Entertainment, LLC under which Fortunes Entertainment would acquire the Caruthersville property. Approval by Missouri gaming authorities is required for any transaction involving the sale, or a closure, of the property. Any gain related to the sale would be recognized when the transaction is completed. On October 25, 2006, the Missouri Gaming Commission determined that the licensing of Fortunes Entertainment will not occur on or before November 19, 2006, the deadline for obtaining the necessary licenses to complete the sale. In addition, the Commission directed its staff to take the necessary legal steps for the appointment of a supervisor of Casino Aztar Caruthersville to avoid closure of the gaming operation. The supervisor is to be appointed for an undetermined time until an owner acceptable to the Commission for licensing can be found.

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

The consolidated financial statements for all prior periods have been reclassified to reflect the results of operations of Casino Aztar Caruthersville as discontinued. In accordance with generally accepted accounting principles, the assets held for sale are no longer depreciated. The assets and liabilities of Casino Aztar Caruthersville are classified as assets held for sale and liabilities related to assets held for sale, respectively, in the accompanying Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

Summary operating results of Casino Aztar Caruthersville are as follows for the periods ended September 30, 2006 and September 29, 2005 (in thousands):
	Third Quarter		Nine Months
Revenues Operating income Income taxes Income from discontinued operations	2006 $ 7,346 ======== $ 2,099 (683) $ 1,416 ========	2005 $ 6,726 ======== $ 742 (129) $ 613 ========	2006 $ 21,838 ======== $ 4,637 (1,586) $ 3,051 ========	2005 $ 21,043 ======== $ 2,565 (654) $ 1,911 ========

Assets held for sale and liabilities related to assets held for sale are as follows (in thousands):

Assets
Cash and cash equivalents
Accounts receivable, net
Inventories
Prepaid expenses
Property and equipment, net
Intangible assets
Other assets
  Total assets held for sale

Liabilities
Accounts payable and accruals
Accrued payroll and employee benefits
  Total liabilities related to assets held for sale

September 30, 2006 $ 2,468 33 29 168 31,686 391 5 $ 34,780 ======== $ 1,445 449 $ 1,894 ========	December 31, 2005 $ 1,838 21 32 149 31,123 391 5 $ 33,559 ======== $ 1,466 1,029 $ 2,495 ========

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

The computations of income(loss) from continuing operations per common share assuming no dilution and income(loss) from continuing operations per common share

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

assuming dilution for the periods ended September 30, 2006 and September 29, 2005, are as follows (in thousands, except per share data):

Third Quarter		Nine Months

Income(loss) from continuing
  operations

Less: preferred stock dividend
  and losses on redemption

Income(loss) from continuing
  operations applicable to common
  shareholders

Plus: income impact of assumed
  conversion of dilutive preferred
  stock

Income(loss) from continuing
  operations applicable to common
  shareholders plus dilutive
  potential common shares

Weighted-average common shares
  applicable to income(loss) from
  continuing operations per common
  share assuming no dilution

Effect of dilutive securities:
  Stock option incremental shares
  Assumed conversion of preferred
    stock
Dilutive potential common shares

Weighted-average common shares
  applicable to income(loss) from
  continuing operations per
  common share assuming dilution

  Income(loss) from continuing
    operations per common share
    assuming no dilution

  Income(loss) from continuing
    operations per common share
    assuming dilution

2006 $ 21,847 (615) 21,232 85 $ 21,317 ======== 36,483 1,150 451 1,601 38,084 ======== $ .58 ======== $ .56 ========	2005 $ 18,770 (288) 18,482 95 $ 18,577 ======== 35,642 1,210 499 1,709 37,351 ======== $ .52 ======== $ .50 ========	2006 $(42,681) (1,552) (44,233) -- $(44,233) ======== 36,172 * * * 36,172 ======== $ (1.22) ======== $ (1.22) ========	2005 $ 42,836 (756) 42,080 283 $ 42,363 ======== 35,190 1,376 499 1,875 37,065 ======== $ 1.20 ======== $ 1.14 ========

Stock options that were excluded from consideration for the earnings per share computations because their effect would have been antidilutive were 16,000 at September 29, 2005 and none at September 30, 2006.

For the nine months ended 2006, no potential common shares were included in the computation of earnings per common share assuming dilution because there was a loss from continuing operations.

* Antidilutive

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Note 12:  Segment Information

The Company reviews results of operations based on distinct geographic gaming market segments. The Company's chief operating decision maker uses only Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. The Company's segment information is as follows for the periods ended September 30, 2006 and September 29, 2005 (in thousands):
	Third Quarter		Nine Months

Revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
    Total consolidated

Segment Adjusted EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
    Total Segment Adjusted EBITDA
Corporate
Depreciation and amortization
Operating income
Other income(expense)
Interest income
Interest expense
Income taxes
Income(loss) from continuing
  operations
Discontinued operations, net of
  income taxes
Net income(loss)

	2006 $135,256 40,804 22,700 35,204 $233,964 ======== $ 45,760 9,600 5,255 10,342 70,957 (5,694) (17,107) 48,156 2,712 395 (14,106) (15,310) 21,847 1,416 $ 23,263 ========	2005 $137,657 40,005 22,565 34,027 $234,254 ======== $ 41,423 8,527 5,460 10,331 65,741 (3,810) (16,028) 45,903 (267) 465 (14,256) (13,075) 18,770 613 $ 19,383 ========	2006 $376,937 121,334 74,707 104,182 $677,160 ======== $113,271 27,342 20,283 30,869 191,765 (123,400) (52,349) 16,016 4,954 1,315 (42,389) (22,577) (42,681) 3,051 $(39,630) ========	2005 $372,101 124,044 72,468 102,955 $671,568 ======== $ 93,407 30,199 20,267 31,610 175,483 (16,931) (47,525) 111,027 4,161 1,001 (42,324) (31,029) 42,836 1,911 $ 44,747 ========
(a)

Segment Adjusted EBITDA is net income(loss) before discontinued operations, income taxes, interest expense, interest income, other income(expense), depreciation and amortization and corporate. Segment Adjusted EBITDA should not be construed as a substitute for either operating income or net income(loss) as they are determined in accordance with generally accepted accounting principles (GAAP). Segment Adjusted EBITDA, which is computed in accordance with SFAS No. 131, does not represent a non-GAAP financial measure as it is presented in the above summary. The use of Segment Adjusted EBITDA for any other purpose would constitute a non-GAAP financial measure. The Company uses Segment Adjusted EBITDA as a measure to compare operating results among its properties and between accounting periods. The Company manages cash and finances its operations at the corporate level. The Company manages the allocation of capital among properties at the corporate level. The Company also files a consolidated income tax return. The Company accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. The Company also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. The Company's calculation of Segment Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While the Company believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment

AZTAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (continued)

Adjusted EBITDA does not reflect the requirements for such replacements. Corporate, other income(expense), interest expense, net of interest income, income taxes and discontinued operations are also not reflected in Segment Adjusted EBITDA. Therefore, the Company does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with operating income and net income(loss) as determined in accordance with GAAP is reflected in the above summary.

Note 13:  Contingencies and Commitments

The Company agreed to indemnify Ramada Inc. ("Ramada") against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorneys' fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5,000,000 of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, the Company agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. The Company has recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments the Company could be required to make under these indemnifications is $6,100,000 at September 30, 2006. The Company would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the Company. In connection with these matters, the Company established a liability at the time of the Restructuring and the Company's remaining accrued liability was $3,821,000 and $3,833,000 at September 30, 2006 and December 31, 2005, respectively.

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

The Company has severance agreements with certain of its senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one fourth of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of the Company. Based upon salary levels and stock options at September 30, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $89,000,000 at September 30, 2006.

At September 30, 2006, the Company had commitments of approximately $7,000,000 for a hotel and entertainment complex project at Casino Aztar Evansville.

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

On May 19, 2006, the Company terminated the Pinnacle Merger Agreement and in doing so, paid Pinnacle $78 million, consisting of the termination fee of $52.16 million and termination expenses of $25.84 million. The payment, which is not tax deductible, was classified as merger-related expenses in the 2006 Consolidated Statements of Operations. Also on May 19, 2006, the Company entered into an Agreement and Plan of Merger (the "Columbia Merger Agreement") with Columbia Sussex Corporation ("Sussex"), Wimar Tahoe Corporation, d/b/a Columbia Entertainment, the gaming affiliate of Sussex ("Columbia Entertainment"), and WT-Columbia Development, Inc., a wholly-owned subsidiary of Columbia Entertainment. Under the terms of the Columbia Merger Agreement, each share of Aztar common stock will be exchanged for the right to receive $54.00 in cash and each share of Aztar Series B convertible preferred stock will be exchanged for the right to receive $571.13 in cash. The Columbia Merger Agreement also provides for an increase in the purchase price under certain conditions at the rate per day of $0.00888 per share of Aztar common stock and $0.09388 per share of Aztar preferred stock beginning November 20, 2006, and then to $0.01184 per share of Aztar common stock and $0.12518 per share of Aztar preferred stock beginning February 20, 2007 until the closing of the transaction. On October 17, 2006, Aztar shareholders approved the Columbia Merger Agreement at a special meeting of Aztar shareholders. The transaction remains subject to the satisfaction of customary closing conditions, including the receipt of necessary gaming approvals. The Columbia Merger Agreement contains a termination fee provision of $55.228 million plus the reimbursement of up to $27.36 million of merger-related costs incurred by Columbia Entertainment.

In the Columbia Merger Agreement, the Company agreed to use commercially reasonable efforts to sell or close the Company's Missouri property, Casino Aztar Caruthersville. We signed an agreement with Fortunes Entertainment, LLC on August 17, 2006 under which Fortunes would acquire the Caruthersville property. The sale is subject to approval by the Missouri gaming authorities. On October 25, 2006, the Missouri Gaming Commission determined that the licensing of Fortunes Entertainment will not occur on or before November 19, 2006, the deadline for obtaining the necessary licenses to complete the sale. In addition, the Commission directed its staff to take the necessary legal steps for the appointment of a supervisor of Casino Aztar Caruthersville to avoid closure of the gaming operation. The supervisor is to be appointed for an undetermined time until an owner acceptable to the Commission for licensing can be found.

In connection with the Columbia Merger Agreement, Sussex deposited $313 million into a custody account, payable to Aztar in certain circumstances (including failure to obtain regulatory approvals) in the event that the Columbia Merger Agreement is terminated. Of the deposit, $78 million has been paid to Aztar as reimbursement of the termination fees and expenses paid to Pinnacle. Since this reimbursement is

AZTAR CORPORATION AND SUBSIDIARIES

considered to be a deposit toward the merger for accounting purposes, it was classified as a current liability in the Consolidated Balance Sheet as merger termination fee reimbursement at September 30, 2006. If the merger is terminated under certain conditions, the reimbursement is repayable by the Company to Sussex and if the merger is terminated under certain other conditions or if the merger is consummated, it is retained by the Company.

Financial Condition

During the nine months of 2006, the outstanding balance on our revolving credit facility decreased to $69.0 million from $124.5 million at December 31, 2005, leaving $300.1 million available for future borrowing, after consideration of outstanding letters of credit, subject to quarterly financial tests as described below. On June 30, 2006, the maximum amount available under our revolving credit facility decreased by $125 million since we had not commenced redevelopment of the Las Vegas Tropicana property or entered into an alternative project approved by the lenders holding a majority of the commitments. At September 30, 2006, the outstanding balance of our term loan facility was $122.2 million.

The Revolver and Term Loan contain quarterly financial tests, including a minimum fixed charge coverage ratio of 1.35 to 1.00 and maximum ratios of total debt and senior debt to operating cash flow of 4.5 to 1.0 and 2.5 to 1.0, respectively, at September 30, 2006. On July 17, 2006, we and the lenders amended the definition of operating cash flow effective June 30, 2006, to exclude the Pinnacle termination payment of $78 million and the Sussex reimbursement of $78 million. The actual fixed charge coverage ratio was 2.63 to 1.00 and the actual total debt and senior debt to operating cash flow ratios were 2.93 to 1.00 and 1.0 to 1.0, respectively at September 30, 2006.

During the nine months of 2006, we received $14.3 million in cash in connection with stock option exercises. We accepted 164,387 shares of our common stock in satisfaction of $7.5 million of tax obligations paid by the company during the nine months of 2006, which were associated with the exercise of stock options.

During the nine months of 2006, our purchases of property and equipment, other than those pertaining to the development in Evansville, Indiana discussed below, were primarily of a routine nature.

On April 22, 2002, we commenced construction on an expansion of our Tropicana Atlantic City. The expansion includes 502 additional hotel rooms, 20,000 square feet of meeting space, 2,400 parking spaces, and "The Quarter at Tropicana," the project's centerpiece, a 200,000-square-foot dining, entertainment and retail center. On October 30, 2003, an accident occurred on the site of the expansion that brought construction to a halt. The accident resulted in the loss of life and serious injuries, as well as extensive damage to the facilities under construction. Insurance claims for business interruption that occurred from the date of the accident through December 31, 2005 have been filed with our insurers in the amount of $52.1 million of which $3.5 million has been received. In addition, we have filed insurance claims for lost profits and additional costs as a result of the delay in the opening of the expansion. The total of these claims is $64.7 million, of which $18.2 million has been received and $3.9 million was included in construction accident receivables at September 30, 2006. Profit recovery from insurance is recorded when the amount of recovery, which may be different than the amount claimed, is agreed to by the insurers. We have also filed insurance claims of $9.0 million for other costs we have incurred that are related to the construction accident, of which $1.5 million has been received. These other costs are primarily supplemental marketing costs and $1.6 million was included in construction accident receivables at September 30, 2006. In order to ensure that the construction proceed expeditiously and in order to settle certain disputes, we and the general contractor entered into a settlement agreement on October 6, 2004 that delineates how we and the contractor will share the cost of and the insurance proceeds received for the dismantlement, debris removal and rebuild. During the nine months of 2006, we recognized $7.1 million of insurance recovery associated with the rebuild of which $3.9 million was included in construction accident receivables at September 30, 2006. The recovery was classified as other income and

AZTAR CORPORATION AND SUBSIDIARIES

was offset by $2.1 million of direct costs incurred to obtain the recovery. In addition, at September 30, 2006, our share of claims outstanding for dismantlement, debris removal and rebuild was approximately $24.2 million.

During 2005, we began phase one of our development in Evansville, Indiana, which includes the construction of a 100-room boutique hotel and a multi-venue entertainment complex. During the nine months of 2006, our purchases of property and equipment on an accrual basis, including capitalized interest of $0.7 million, were $19.8 million for this project.

During the nine months of 2006, we capitalized $10.3 million for site acquisition, design development and licensing costs related to our planned investment in Allentown, Pennsylvania. If we ultimately fail to obtain a license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $2.7 million at September 30, 2006.

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

Under the terms of the Columbia Merger Agreement, we have agreed to use commercially reasonable efforts to sell our property in Caruthersville, Missouri (the "Property"). Alternatively, we have agreed to use commercially reasonable efforts to close the Property in accordance with the applicable laws if any of the following events were to occur: (1) we failed to enter into a purchase and sale agreement with respect to the Property by August 17, 2006, (2) a purchase and sale agreement is entered into by August 17, 2006 but we fail to obtain the required gaming approvals for such sale by November 19, 2006 or (3) any party to such purchase and sale agreement terminates such agreement prior to the consummation of the merger with Columbia Entertainment. On August 17, 2006, we signed an agreement with Fortunes Entertainment, LLC under which Fortunes would acquire the Property. Approval of the sale by the Missouri gaming authorities is required. All costs and expenses incurred by us in connection with the pending sale or a closure of the Property are unconditionally reimbursable by Columbia Entertainment. The Property's assets and liabilities were classified as assets held for sale and liabilities related to assets held for sale, respectively, in the Consolidated Balance Sheets at September 30, 2006 and December 31, 2005. In addition, the Property's net operating results were classified as discontinued operations, net of income taxes in the Consolidated Statements of Operations for the quarter and year-to-date periods ended September 30, 2006 and September 29, 2005. On October 25, 2006, the Missouri Gaming Commission determined that the licensing of Fortunes Entertainment will not occur on or before November 19, 2006, the deadline for obtaining the necessary licenses to complete the sale. In addition, the Commission directed its staff to take the necessary legal steps for the appointment of a supervisor of Casino Aztar Caruthersville to avoid closure of the gaming operation. The supervisor is to be appointed for an undetermined time until an owner acceptable to the Commission for licensing can be found.

We have severance agreements with certain of our senior executives. Severance benefits range from a lump-sum cash payment equal to three times the sum of the executive's annual base salary and the average of the executive's annual bonuses awarded in the preceding three years plus payment of the value in the executive's outstanding stock options and vesting and distribution of any restricted stock to a lump-sum cash payment equal to one fourth of the executive's annual base salary. In certain agreements, the termination must be as a result of a change in control of Aztar. Based upon salary levels and stock options at September 30, 2006, the aggregate commitment under the severance agreements should all these executives be terminated was approximately $89 million at September 30, 2006.

At September 30, 2006, we had commitments of approximately $7 million for the hotel and entertainment complex at Casino Aztar Evansville.

AZTAR CORPORATION AND SUBSIDIARIES

Results of Operations

The following table sets forth, in millions, our segment information for casino revenue, total revenues and Segment Adjusted EBITDA. Our chief operating decision maker uses only Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources.
	Third Quarter		Nine Months

Casino revenue
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
      Total consolidated

Total revenues
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
      Total consolidated

Segment Adjusted EBITDA (a)
  Tropicana Atlantic City
  Tropicana Las Vegas
  Ramada Express Laughlin
  Casino Aztar Evansville
Corporate
Depreciation and amortization
Operating income
Other income(expense)
Interest income
Interest expense
Income taxes
Income(loss) from continuing
  operations
Discontinued operations, net of
  income taxes
Net income(loss)

	2006 $ 111.2 15.9 16.3 31.8 $ 175.2 ======== $ 135.3 40.8 22.7 35.2 $ 234.0 ======== $ 45.8 9.6 5.3 10.3 (5.7) (17.1) 48.2 2.7 0.4 (14.1) (15.3) 21.9 1.4 $ 23.3 ========	2005 $ 113.1 17.2 16.6 30.8 $ 177.7 ======== $ 137.7 40.0 22.6 34.0 $ 234.3 ======== $ 41.4 8.5 5.5 10.3 (3.8) (16.0) 45.9 (0.3) 0.5 (14.2) (13.1) 18.8 0.6 $ 19.4 ========	2006 $ 313.8 47.1 55.1 94.3 $ 510.3 ======== $ 377.0 121.3 74.7 104.2 $ 677.2 ======== $ 113.2 27.3 20.3 30.9 (123.4) (52.3) 16.0 5.0 1.3 (42.4) (22.6) (42.7) 3.1 $ (39.6) ========	2005 $ 312.6 48.8 53.6 93.5 $ 508.5 ======== $ 372.1 124.0 72.5 103.0 $ 671.6 ======== $ 93.4 30.2 20.3 31.6 (17.0) (47.5) 111.0 4.1 1.0 (42.3) (31.0) 42.8 1.9 $ 44.7 ========
(a)

Segment Adjusted EBITDA is net income(loss) before discontinued operations, income taxes, interest expense, interest income, other income(expense), depreciation and amortization and corporate. Segment Adjusted EBITDA should not be construed as a substitute for either operating income or net income(loss) as they are determined in accordance with generally accepted accounting principles (GAAP). Segment Adjusted EBITDA, which is computed in accordance with SFAS No. 131, does not represent a non-GAAP financial measure as it is presented in the above summary. The use of Segment Adjusted EBITDA for any other purpose would constitute a non-GAAP financial measure. Management uses Segment Adjusted EBITDA as a measure to compare operating results among our properties and between accounting periods. We manage cash and finance our operations at the corporate level. We manage the allocation of capital among properties at the corporate level. We also file a consolidated income tax return. Management accordingly believes Segment Adjusted EBITDA is useful as a measure of operating results at the property level because it reflects the results of operating decisions at that level separated from the effects of tax and financing decisions that are managed at the corporate level. Management also believes that Segment Adjusted EBITDA is a commonly used measure of operating performance in the gaming industry and is an important basis for the valuation of gaming companies. Our calculation of Segment Adjusted EBITDA may not be

AZTAR CORPORATION AND SUBSIDIARIES

comparable to similarly titled measures reported by other companies and, therefore, any such differences must be considered when comparing performance among different companies. While management believes Segment Adjusted EBITDA provides a useful perspective for some purposes, Segment Adjusted EBITDA has material limitations as an analytical tool. For example, among other things, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Segment Adjusted EBITDA does not reflect the requirements for such replacements. Corporate, other income(expense), interest expense, net of interest income, income taxes and discontinued operations are also not reflected in Segment Adjusted EBITDA. Therefore, management does not consider Segment Adjusted EBITDA in isolation, and it should not be considered as a substitute for measures determined in accordance with GAAP. A reconciliation of Segment Adjusted EBITDA with operating income and net income(loss) as determined in accordance with GAAP is reflected in the above summary.

Nine Months September 30, 2006 Compared to Nine Months Ended September 29, 2005

During the 2005 fourth quarter, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31. Both the 2006 and 2005 nine month periods contain 273 days, however, the nine months of 2005, which began on December 31, 2004 and ended on September 29, 2005, includes the benefit of New Year's Eve. The nine months of 2006 did not have a New Year's Eve.

Consolidated marketing expense decreased $7.7 million, down 11% from $69.1 million in the nine months of 2005. Of this decrease, $6.4 million was attributable to Tropicana Atlantic City, which incurred higher advertising and other marketing costs in the first and second quarters of 2005 because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease at Tropicana Atlantic City include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the nine months of 2005 but not in the nine months of 2006.

Consolidated general and administrative expenses were $66.5 million during the nine months of 2006, down $1.5 million from $68.0 million during the nine months of 2005. The decrease was due to corporate, where general and administrative expenses decreased $3.0 million, down 18% from $16.7 million in the nine months of 2005. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter. The decrease at corporate was offset by increases at each of our operating properties. These increases were not attributable to any one significant factor but instead due to a combination of several smaller factors.

Consolidated property taxes and insurance expense increased $3.4 million, up 14% from $24.4 million in the 2005 nine-month period. The increase consisted primarily of a $1.8 million increase at Tropicana Atlantic City combined with smaller increases at each of our operating properties. The increase at Tropicana Atlantic City was attributable to an increase in property insurance premiums combined with an increase in property taxes. The increases at our other properties were driven primarily by increases in property insurance premiums.

Consolidated rent expense was $7.2 million in the nine months of 2006, up $1.2 million from $6.0 million in the nine months of 2005. The increase was due to Casino Aztar Evansville, which incurred higher rent expense in the 2006 versus 2005 nine-month period due to additional rent credits that we received during 2005. Under the terms of our lease agreement, the City provides us with $1 of credit for each $2.50 of development capital expenditures that we make with certain limitations.

AZTAR CORPORATION AND SUBSIDIARIES

Construction accident related expense was $4.7 million in the nine months of 2006, up $2.0 million from $2.7 million in the nine months of 2005. The costs and expenses in the nine months of 2006 and 2005 consisted of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $12.2 million in the nine months of 2006 as compared with $0.5 million in the nine months of 2005. The recoveries in the 2006 and 2005 nine-month periods consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Merger related expenses were $82.5 million in the nine months of 2006. Merger related expenses include costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

Consolidated depreciation and amortization expense increased $4.8 million in the nine months of 2006, up 10% from $47.5 million in the nine months of 2005. Approximately $4.5 million of the increase was attributable to Tropicana Atlantic City and was due primarily to a reduction in the useful lives of certain assets that are being renovated.

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the nine months of 2006. In the 2006 first quarter, we determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

Other income was $5.0 million in the nine months of 2006, up $0.9 million from $4.1 million in the nine months of 2005. Other income in the 2006 and 2005 nine-month periods consisted of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery.

Consolidated income taxes for continuing operations were $22.6 million in the nine months of 2006 as compared with $31.0 million in the nine months of 2005. We recognized a provision for income taxes in the nine months of 2006 despite incurring a loss from continuing operations before income taxes as a result of the merger related costs, which for the most part are not deductible for tax purposes. The tax effect of the non-deductible merger-related costs was offset slightly by $3.4 million of non-recurring income tax benefits that were recognized during the 2006 first quarter. During the 2006 first quarter, we reached a favorable settlement with the Internal Revenue Service on the only remaining issue in dispute for the examinations of our federal income tax returns for the years 1994 through 2003. The issue involved the deductibility of a portion of payments on certain liabilities related to the restructuring of Ramada, Inc. As a result of the settlement, we recognized an income tax benefit of $1.4 million. Also in the 2006 first quarter, our application for tax credits available from New Jersey was approved. As a result of the approval, we recognized, net of a federal income tax effect, a non-recurring income tax benefit of $2.0 million.

TROPICANA ATLANTIC CITY

Rooms revenue was $31.6 million in the nine months of 2006, up 11% from $28.5 million in the nine months of 2005. The increase was attributable to an increase in the number of rooms occupied on a non-complimentary basis and to a lesser extent, an

AZTAR CORPORATION AND SUBSIDIARIES

increase in the average daily rate. The total number of rooms occupied on a non-complimentary basis increased 8% and the average daily rate increased 3% during the 2006 versus 2005 nine-month period. Rooms costs remained unchanged at $14.1 million in the 2006 versus 2005 nine-month period.

Marketing expense decreased $6.4 million, down 13% from $51.2 million in the nine months of 2005. Tropicana Atlantic City incurred higher advertising and other marketing costs in the nine months of 2005 because of efforts to promote the Tropicana Atlantic City expansion project, which opened on a limited basis in late November 2004 and was substantially completed by December 2004. Other factors contributing to the decrease include a reduction in payroll costs and the impact of costs associated with New Year's Eve special event functions, which due to the change in our fiscal year described above, were incurred in the nine months of 2005 but not in the nine months of 2006.

Property taxes and insurance expense increased $1.8 million in the 2006 nine months, up 9% from $19.6 million in the 2005 nine months. The increase was due primarily to an increase in property insurance premiums and to a lesser extent an increase in property tax rates.

Construction accident related expense was $4.7 million in the nine months of 2006, up $2.0 million from $2.7 million in the nine months of 2005. The costs and expenses in the nine months of 2006 and 2005 consisted of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $12.2 million in the nine months of 2006 as compared with $0.5 million in the nine months of 2005. The recoveries in the 2006 and 2005 nine-month periods consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $37.2 million during the nine months of 2006, up $4.5 million or 14% from $32.7 million in the nine months of 2005. The increase was due primarily to a reduction in the useful lives of certain assets that are being renovated.

TROPICANA LAS VEGAS

Rooms revenue decreased $2.0 million in the nine months of 2006, down 5% from $41.8 million in the nine months of 2005. The decrease was primarily attributable to a 4% decrease in the average daily rate as a result of lower room demand. Despite the decrease in rooms revenue, rooms expense, which is not affected by a change in the average daily rate, increased slightly in the nine months of 2006, up $0.5 million or 3% from $15.8 million in the nine months of 2005.

CASINO AZTAR EVANSVILLE

Rent expense was $4.1 million, up 64% from $2.5 million in the nine months of 2005. Rent expense was lower in the 2005 nine months due to additional rent credits that we received during 2005. Under the terms of our lease agreement, the City provides us with $1 of credit for each $2.50 of development capital expenditures that we make with certain limitations.

CORPORATE

General and administrative expenses decreased $3.0 million in the nine months of 2006, down 18% from $16.7 million in the nine months of 2005. During the 2005 first quarter, we made a lump sum cash payment of $8.2 million to a defined benefit plan participant in exchange for the participant's right to receive specified pension benefits. The distribution resulted in a settlement loss of $2.9 million in the 2005 first quarter.

AZTAR CORPORATION AND SUBSIDIARIES

Merger related expenses were $82.5 million in the nine months of 2006. Merger related expenses include costs incurred to terminate our merger agreement with Pinnacle and to a lesser extent, professional fees incurred in connection with merger activities. During the 2006 second quarter, we terminated our merger agreement with Pinnacle and as a result paid Pinnacle $78 million consisting of a termination fee of $52.16 million and termination expenses of $25.84 million. No income tax benefit was recognized for the payment to Pinnacle since it is not deductible for tax purposes.

Tropicana Las Vegas capitalized development costs write-off was $26.0 million in the nine months of 2006. In the 2006 first quarter, we determined that the carrying amount of the deferred costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 29, 2005

During the 2005 fourth quarter, we changed from a 52/53 week fiscal year (ending on the Thursday nearest December 31) to a calendar year ending December 31. The 2006 third quarter, which began on July 1, 2006, and ended on September 30, 2006, contains 92 days. The 2005 third quarter, which began on July 1, 2005, and ended on September 29, 2005, contains 91 days.

Consolidated property taxes and insurance expense increased $1.8 million, up 21% from $8.5 million in the 2005 third quarter. The increase consisted primarily of a $1.1 million increase at Tropicana Atlantic City combined with smaller increases at each of our other operating properties. The increase at Tropicana Atlantic City was attributable to an increase in property insurance premiums combined with an increase in property taxes. The increases at our other properties were driven primarily by increases in property insurance premiums.

Consolidated rent expense was $2.5 million in the 2006 third quarter, up $0.6 million from $1.9 million in the 2005 third quarter. The increase was due to Casino Aztar Evansville, which incurred higher rent expense in the 2006 versus 2005 third quarter due to additional rent credits that we received during 2005. Under the terms of our lease agreement, the City provides us with $1 of credit for each $2.50 of development capital expenditures that we make with certain limitations.

Construction accident related expense was $1.0 million in the 2006 third quarter, down $0.4 million from $1.4 million in the 2005 third quarter. The costs and expenses in the 2006 and 2005 third quarters consisted of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $3.9 million in the 2006 third quarter. The 2006 third quarter recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Merger related expenses were $1.2 million in the 2006 third quarter. Merger related expenses relate to professional fees incurred in connection with merger activities and a $0.5 million settlement of litigation related to merger activities.

Consolidated depreciation and amortization expense increased $1.1 million in the 2006 third quarter, up 7% from $16.0 million in the 2005 third quarter. The increase was attributable to Tropicana Atlantic City and was due primarily to a reduction in the useful lives of certain assets that are being renovated.

AZTAR CORPORATION AND SUBSIDIARIES

Other income was $2.7 million in the 2006 third quarter compared with other expense of $0.3 million in the 2005 third quarter. Other income in the 2006 third quarter consists of $3.9 million of insurance recovery associated with the rebuilding of the expansion at the Atlantic City Tropicana, net of direct costs to obtain the recovery. Other expense in the 2005 third quarter consists of professional fees incurred in connection with our efforts to pursue the settlement of outstanding insurance claims associated with the rebuilding of the expansion at the Tropicana Atlantic City.

TROPICANA ATLANTIC CITY

Casino revenue was $111.2 million in the 2006 third quarter, down $1.9 million from $113.1 million in the 2005 third quarter. The decrease consisted of a $5.1 million decrease in games revenue offset by a $3.2 million increase in slot revenue. The decrease in games revenue was attributable to a decrease in the volume of table games play and the table games hold percentage, which decreased to 14.7% in the 2006 third quarter from 15.9% in the 2005 third quarter. The decrease in the volume of table games play was attributable to increased competition and the elimination of a segment of our table games business that was not profitable. The increase in slot revenue was attributable primarily to an increase in the volume of slot play, which was driven in part by an increase in the use of cash incentives. In addition to the above, our business was negatively impacted by the cessation of our gaming operations from July 5, 2006 through July 7, 2006. All casino operators in Atlantic City were required to suspend their gaming operations during this period after the New Jersey governor ordered the temporary closure of all "nonessential" state government offices, which includes the New Jersey Casino Control Commission, due to New Jersey budget issues. Casino costs decreased $2.3 million or 6% in the 2006 versus 2005 third quarter primarily as a result of the decrease in casino revenue.

Rooms revenue was $12.8 million in the 2006 third quarter, up 5% from $12.2 million in the 2005 third quarter. The increase was attributable to a 6% increase in the average daily rate offset slightly by a 1% decrease in the number of rooms occupied on a non-complimentary basis.

Property taxes and insurance expense increased $1.1 million, up 16% from $6.7 million in the 2005 third quarter. The increase at Tropicana Atlantic City was attributable to an increase in property insurance premiums combined with an increase in property taxes.

Construction accident related expense was $1.0 million in the 2006 third quarter, down $0.4 million from $1.4 million in the 2005 third quarter. The costs and expenses in the 2006 and 2005 third quarters consisted of professional fees incurred as a result of the October 30, 2003 construction accident.

Construction accident insurance recoveries were $3.9 million in the 2006 third quarter. The 2006 third quarter recoveries consisted of recoveries due to the delay in the opening of the Atlantic City Tropicana expansion project. The recoveries represent a portion of the anticipated profit that we would have recognized had the expansion opened as originally projected as well as some reimbursement for costs incurred as a result of the delay. These types of insurance recoveries are recorded when they are agreed to by our insurers.

Depreciation expense was $12.1 million in the 2006 third quarter, up $1.0 million or 9% from $11.1 million in the 2005 third quarter. The increase was due primarily to a reduction in the useful lives of certain assets that are being renovated.

TROPICANA LAS VEGAS

Rooms revenue increased $0.6 million in the 2006 third quarter, up 5% from $11.5 million in the third quarter of 2005. The increase was due to a 3% increase in the average daily rate and a 2% increase in the number of rooms occupied on a non-complimentary basis.

AZTAR CORPORATION AND SUBSIDIARIES

CASINO AZTAR EVANSVILLE

Rent expense increased $0.6 million, up 75% from $0.8 million in the 2005 third quarter. The increase in rent expense in the 2006 versus 2005 third quarter was due to additional rent credits that we received during 2005. Under the terms of our lease agreement, the City provides us with $1 of credit for each $2.50 of development capital expenditures that we make with certain limitations.

CORPORATE

Merger related expenses were $1.2 million in the 2006 third quarter. Merger related expenses relate to professional fees incurred in connection with merger activities and a $0.5 million settlement of litigation related to merger activities.

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

When the acquisition and (or) normal operation of a tangible long-lived asset legally obligates us to perform or stand ready to perform certain retirement activities, we recognize the fair value of the obligation in the period in which it

AZTAR CORPORATION AND SUBSIDIARIES

is incurred. The fair value of the liability is estimated using a quoted market price or alternatively, a present value technique based on the expected future cash flows of the retirement activities. Uncertainty with regard to the performance and (or) timing of the obligation is factored into the calculation of the obligation's fair value. The offset to the liability is recorded as an increase to the carrying value of the asset, which is subsequently allocated to depreciation expense on a straight-line basis over the remaining useful life of the asset. Accretion in the fair value of the obligation is recognized as accretion expense and is measured by applying our estimated credit-adjusted risk-free interest rate, which existed when the liability was initially established, to the amount of the liability at the beginning of each period. Changes in the fair value of the obligation resulting from changes in the factors used to determine it are recorded in the period of change by a corresponding change in the carrying value of the tangible long-lived asset and in the period of change and (or) in subsequent periods by changes in depreciation and accretion expenses. Our recorded obligations for retirement activities totaled $0.6 million at September 30, 2006.

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

Development Costs - During the 2006 first quarter, we determined that the carrying amount of the deferred development costs associated with our potential redevelopment of the Las Vegas Tropicana was not recoverable because the likelihood of proceeding with a redevelopment was assessed as less than probable. As a result, we recognized an expense of $26 million, which was classified as Tropicana Las Vegas capitalized development costs write-off in the 2006 first quarter Consolidated Statement of Operations. At September 30, 2006, capitalized development costs, included as part of other assets, totaled $12.2 million. These costs include site acquisition, design development and licensing costs incurred in connection with our planned investment in Allentown, Pennsylvania, which is contingent upon our obtaining a Pennsylvania gaming license. If we ultimately fail to obtain a gaming license in Pennsylvania, we would expense any development costs unrelated to land acquisitions, which were approximately $2.7 million at September 30, 2006.

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

AZTAR CORPORATION AND SUBSIDIARIES

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

Ramada indemnification - We have agreed to indemnify Ramada against all monetary judgments in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring on December 20, 1989, as well as all related attorney's fees and expenses not paid at that time, except for any judgments, fees or expenses accrued on the hotel business balance sheet and except for any unaccrued and unreserved aggregate amount up to $5.0 million of judgments, fees or expenses related exclusively to the hotel business. Aztar is entitled to the benefit of any crossclaims or counterclaims related to such lawsuits and of any insurance proceeds received. There is no limit to the term or the maximum potential future payment under this indemnification. In addition, we agreed to indemnify Ramada for certain lease guarantees made by Ramada. The lease terms potentially extend through 2015 and Ramada guaranteed all obligations under these leases. We have recourse against a subsequent purchaser of the operations covered by these leases. The estimated maximum potential amount of future payments we could be required to make under these

AZTAR CORPORATION AND SUBSIDIARIES

indemnifications is $6.1 million at September 30, 2006. We would be required to perform under this guarantee 1) if monetary judgments and related expenses in lawsuits pending against Ramada and its subsidiaries as of the conclusion of the Restructuring exceeded the above described amount, or 2) if lessees with lease guarantees failed to perform under their leases, the lessee and lessor could not reach a negotiated settlement and the lessor was able to successfully proceed against Ramada, who in turn was able to successfully proceed against the company. In connection with these matters, we established a liability at the time of the Restructuring and our remaining accrued liability was $3.8 million at September 30, 2006.

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

During the nine months of 2006, we recorded $7.1 million of insurance recovery for rebuild activities. The recovery was recognized as other income and was offset by $2.1 million of direct costs to obtain the recovery.

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

SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and the estimated number of awards that are expected to vest. That cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. As permitted under SFAS 123(R), we have elected to apply a modified prospective application as the transition method from APB 25 to SFAS 123(R). Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date is recognized as the requisite service is rendered on or after the required effective date based on the grant-date fair value as previously determined under SFAS 123. For periods before the required effective date, companies may elect to adjust financial statements of prior periods on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have elected not to adjust our financial statements for prior periods. We recognized $2.9 million of compensation expense in the Consolidated Statement of Operations during the nine months of 2006. After the related income tax effect, this resulted in an increase in net loss, net loss per common share assuming no dilution and net loss per common share assuming dilution of $1.9 million, $.05 and $.05, respectively. Under APB 25, there would not have been any compensation expense. Based on stock options granted through September 30, 2006, we estimate that we will record compensation expense of $0.8 million for the remainder of 2006, $2.4 million for 2007 and $0.7 million for 2008. As of September 30, 2006, we had $3.9 million of unrecognized compensation cost and we expect to recognize that cost over a weighted-average period of 1.4 years.

AZTAR CORPORATION AND SUBSIDIARIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for us at the end of the 2006 calendar year. Based on the projected benefit obligations of our defined benefit plans and deferred compensation plan, which were last measured at December 31, 2005, the aggregate underfunded status of our defined benefit postretirement plans at December 31, 2005 was $19.5 million. If we were required to adopt SFAS 158 based on our underfunded status at December 31, 2005, we would recognize an additional accrued benefit liability of approximately $3.9 million and derecognize an intangible asset for unrecognized prior service costs of approximately $0.1 million. The impact of these changes would be recognized as an adjustment to other comprehensive loss of $2.6 million, which is net of a $1.4 million tax benefit. Since the benefit obligations will not be measured until December 31, 2006, we cannot yet quantify the actual impact the adoption of SFAS 158 will have on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. In doing so, FIN 48 prescribes the application of a two-step process to account for tax positions. The first step establishes standards for the recognition of the financial effect of a tax position. The second step establishes standards for the measurement of the financial effect of a tax position that meets the recognition standards of step one. A tax position, as used in FIN 48, refers to a position taken in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under the first step, the financial statement effect of a tax position is recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. Under the second step, a tax position that meets the more-likely-than-not recognition threshold shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 is effective for us at the beginning of the 2007 calendar year. The cumulative effect of adopting FIN 48, if any, shall be reported as an adjustment to the opening balance of retained earnings or other appropriate component of shareholders' equity. We have not determined the effect of FIN 48 on our consolidated financial position.

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

We carried out an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with Case No. CV-S-94-1126-DAE(RJJ)-BASE FILE (the "Poulos/Ahearn Case"), Case No. CV-S-95-00923-DWH(RJJ) (the "Schreier Case") and Case No. CV-S-95-936-LDG(RLH) (the "Cruise Ship Case"), (collectively, the "Consolidated Cases" as Case No. CV-S-94-1126-RLH(RJJ)), as reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005 and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, the defendants (including the Company) filed cost bills seeking recovery of certain costs incurred in the litigation. The plaintiffs opposed the awarding of these costs. The parties agreed to delay the filing of briefs in the Ninth Circuit on the plaintiffs' appeal of the underlying case until the District Court ruled on the defendants' motion for an award of their costs. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2006, the parties then agreed to settle and resolve the entire matter on the following terms: the plaintiffs would dismiss their appeal and the defendants (including the Company) would withdraw their cost bills. Stipulations to accomplish these agreements were signed and filed in the Court of Appeals for the Ninth Circuit (June 26, 2006) and the United States District Court for the District of Nevada (June 30, 2006). The Matter is therefore concluded.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, the Company was named as a defendant to an action brought by Aaron Dolgin. The Company explored a negotiated resolution of the Appeal and issues regarding the collection of the Judgment. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2006, the Company subsequently entered into a confidential settlement agreement resolving the Appeal and the issue of collecting the Judgment from the plaintiff that resolved those issues to the satisfaction of all parties.

AZTAR CORPORATION AND SUBSIDIARIES

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, and under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2006, Lexington Insurance Company filed a subrogation action in the Superior Court of New Jersey, Atlantic County, against Fabi Construction, Inc., Pro Management Group, Inc., and Mitchell Bar Placement, Inc. Those defendants filed a third party complaint against the Company and others. The Company moved to dismiss the third party complaint against it and the Court granted the motion. On June 30, 2006, the plaintiffs filed an amended third party complaint. On October 2, 2006, the Company moved to dismiss the third party complaint against it; the Court has not yet ruled on the motion. The Company disagrees with the allegations in the amended third party complaint and intends to contest the amended third party complaint vigorously if it is not dismissed. Discovery has not yet begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants to an action brought by Zurich American Insurance Company. On September 12, 2006, the Company reached a settlement with Zurich on certain portions of the claim in exchange for a payment by Zurich of $8.3 million. The Company disagrees with Zurich's positions on the remaining issues, which concern the claims that Zurich labels "debris removal," "extended general conditions," and "expedite normal contract," and intends to contest the action vigorously. Discovery has begun.

As reported under Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 2005, the Company and its affiliate Adamar of New Jersey, Inc. were named as defendants in an action in the Superior Court of New Jersey in Atlantic County. The action arises out of an incident that took place on October 24, 2002, at the site of the construction of the new garage at the Tropicana Casino and Resort in Atlantic City, New Jersey. The plaintiffs are Antonio DeShazo and Johnnie J. Caldwell. Mr. DeShazo's claim was settled.

As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended March 31, 2006, between approximately March 17, 2006 and April 24 2006, five substantially identical putative class actions were filed against Aztar and the members of our board of directors, or collectively the Aztar Defendants. Two of the lawsuits were filed in the Superior Court of the State of Arizona in and for the County of Maricopa, one was filed in the Nevada District Court in and for Clark County, and two were filed in the Court of Chancery of the State of Delaware in and for New Castle County. The Arizona complaints are captioned Plumbers Local Union No. 519 Pension Trust Fund v. Aztar Corp. et al., Case No. CV2006-004622; and Robert Glasmann, v. Aztar Corp. et al., Case No. CV2006-004087. The Nevada complaint is captioned John Drauch v. Aztar Corp. et al., Case No. A519833. The Delaware complaints are captioned Esther Lowinger v. Aztar Corp. et al., Civil Action No. 2045-N and Yolanda Heady v. Robert M. Haddock, et al., Civil Action No. 2090-N. Collectively, we refer to these actions as the Pinnacle Cases. The Pinnacle Cases allege, among other things, that the Aztar Defendants, aided and abetted by Pinnacle, breached their fiduciary duties by failing to conduct an auction or active market check prior to entering into the merger agreement with Pinnacle and by causing Aztar to agree to the termination fee provisions in the Pinnacle merger agreement. The Pinnacle Cases seek, among other things, an injunction against the Pinnacle merger, rescission of the Pinnacle merger if it is consummated and fees and costs. Plaintiffs in the Glasmann and Plumbers Local Union No. 519 actions, or collectively the Arizona Actions, moved on April 11, 2006 for a temporary restraining order and preliminary injunction barring us from paying to Pinnacle the termination fee and expenses provided for in the Pinnacle merger agreement. On April 27, 2006, the Arizona court denied the plaintiffs' motions in all respects. As reported under Part II, Item 1 of the Company's Form 10-Q for the quarter ended June 30, 2006, on May 15, 2006, the Aztar Defendants and Drauch entered a stipulation to stay the Drauch proceedings pending disposition of the Arizona Actions. On April 20 and May 3, 2006, respectively, the Aztar Defendants moved to dismiss the Lowinger and Heady actions for failure to state a claim upon which relief may be granted and to dismiss or stay the actions in light of the prior filed Arizona Actions. In addition, the Aztar Defendants moved for an order staying discovery in the Lowinger action pending the resolution of their motion to dismiss

AZTAR CORPORATION AND SUBSIDIARIES

or stay this action. On May 3, 2006, the Aztar Defendants and Lowinger entered a joint stipulation to stay the Lowinger proceedings pending disposition of the Arizona Actions. On May 4, 2006, the Aztar Defendants moved to consolidate the two Delaware actions, and the Delaware Court of Chancery granted the motion on May 15, 2006. On May 25, 2006, the Aztar Defendants, Lowinger and Heady entered a revised joint stipulation to stay the two Delaware actions pending disposition of the Arizona Actions.

On August 25, 2006, the plaintiffs in the Arizona Actions, acting on behalf of themselves and all persons who beneficially owned Aztar common stock at any time between February 15, 2005 and the date of the consummation of the merger, or if the merger is not consummated, through and including the record date for voting thereon, entered into a settlement with the Aztar Defendants. Pursuant to the terms of the settlement, the Aztar Defendants acknowledge that prosecution of the Actions was a factor in their subsequent decisions to decline to agree to pay enhanced termination fees and expenses in connection with Pinnacle's $43 per share acquisition proposal made on or about April 18, 2006, and Ameristar Casinos, Inc.'s $45 per share acquisition proposal made on or about April 20, 2006, which in turn, facilitated the ongoing auction of Aztar. In addition, Plaintiffs' counsel reviewed and provided comments to the Aztar Defendants' counsel on the preliminary proxy statement concerning the Acquisition, and the Aztar Defendants took Plaintiffs' counsel's comments into account in preparing the definitive proxy statement disseminated to Aztar common and preferred stockholders for purposes of voting on the Acquisition. Finally, Aztar agrees to pay Plaintiffs' counsel, subject to court approval, attorney's fees and litigation expenses awarded in an amount up to $500,000 in the aggregate. The settlement was preliminarily approved on September 1, 2006. If a judgment approving the settlement of the Arizona Actions is entered, all claims against the Aztar Defendants and Pinnacle in the Arizona Actions will be resolved and the Aztar Defendants will move to dismiss the remaining actions described above based on such judgment.

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

Risks Related to Our Proposed Merger

On May 19, 2006, we entered into the Columbia Merger Agreement. The proposed merger is subject to the satisfaction of customary closing conditions, including the receipt of certain required gaming approvals.

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

AZTAR CORPORATION AND SUBSIDIARIES

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the receipt of certain required gaming approvals. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the Columbia Merger Agreement. As a result, no assurances can be given that the merger will be consummated.

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
The following table provides information on a monthly basis for the third quarter ended September 30, 2006 with respect to the Company's purchases of equity securities.
Period	(a) Total Number of Shares Purchased	(b)Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2006 to July 31, 2006	37,026*	$51.84*	--	794,224**
Month #2 August 1, 2006 to August 31, 2006	--	--	--	794,224**
Month #3 September 1, 2006 to September 30, 2006	--	--	--	794,224**

*

In July 2006, the Company accepted 37,026 shares of its common stock in lieu of cash due to the Company in connection with the exercise of stock options. Such shares are stated at cost and held as treasury shares to be used for general corporate purposes.

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
Date: October 27, 2006	AZTAR CORPORATION (Registrant) NEIL A. CIARFALIA Neil A. Ciarfalia Chief Financial Officer, Vice President and Treasurer

AZTAR CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of CEO.
31.2	Certification of CFO.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.